Form 10-Q
period 2017-03-31
QWEST CORP
filed 2017-05-10
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On May 9, 2017, there was one share of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,486	1,599
Operating revenues - affiliates	676	654
Total operating revenues	2,162	2,253
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	720	708
Selling, general and administrative	244	250
Operating expenses - affiliates	227	251
Depreciation and amortization	391	419
Total operating expenses	1,582	1,628
OPERATING INCOME	580	625
OTHER (EXPENSE) INCOME
Interest expense	(114)	(121)
Interest expense - affiliates, net	(15)	(14)
Other income, net	1	2
Total other expense, net	(128)	(133)
INCOME BEFORE INCOME TAX EXPENSE	452	492
Income tax expense	174	188
NET INCOME	$278	304
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
NET INCOME	$278	304
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment, net of $— and $— tax	—	(3)
Other comprehensive loss	—	(3)
COMPREHENSIVE INCOME	$278	301

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of March 31, 2017	As of December 31, 2016
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18	5
Accounts receivable, less allowance of $52 and $53	637	700
Advances to affiliates	955	872
Other	134	129
Total current assets	1,744	1,706
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	13,464	13,247
Accumulated depreciation	(5,791)	(5,602)
Net property, plant and equipment	7,673	7,645
GOODWILL AND OTHER ASSETS
Goodwill	9,354	9,354
Customer relationships, less accumulated amortization of $3,955 and $3,822	1,744	1,877
Other intangible assets, less accumulated amortization of $1,538 and $1,510	453	471
Other, net	89	96
Total goodwill and other assets	11,640	11,798
TOTAL ASSETS	$21,057	21,149
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$515	514
Accounts payable	430	398
Note payable - affiliate	914	914
Accrued expenses and other liabilities
Salaries and benefits	149	273
Income and other taxes	191	175
Other	148	122
Current affiliate obligations, net	86	87
Advance billings and customer deposits	290	313
Total current liabilities	2,723	2,796
LONG-TERM DEBT	6,746	6,747
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	128	131
Deferred income taxes, net	1,742	1,773
Affiliate obligations, net	924	944
Other	86	66
Total deferred credits and other liabilities	2,880	2,914
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(1,342)	(1,358)
Total stockholder's equity	8,708	8,692
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$21,057	21,149
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$278	304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391	419
Deferred income taxes	(32)	(18)
Provision for uncollectible accounts	21	23
Net long-term debt issuance costs and premium amortization	(2)	(4)
Changes in current assets and liabilities:
Accounts receivable	42	(11)
Accounts payable	59	78
Accrued income and other taxes	16	31
Other current assets and liabilities, net	(147)	(55)
Other current assets and liabilities - affiliates, net	15	14
Changes in other noncurrent assets and liabilities, net	12	(17)
Changes in affiliate obligations, net	(21)	(22)
Other, net	(8)	5
Net cash provided by operating activities	624	747
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(318)	(271)
Changes in advances to affiliates	(83)	(398)
Proceeds from sale of property	41	—
Net cash used in investing activities	(360)	(669)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	227
Payments of long-term debt	(1)	(4)
Dividends paid to Qwest Services Corporation	(250)	(300)
Net cash used in financing activities	(251)	(77)
Net increase in cash and cash equivalents	13	1
Cash and cash equivalents at beginning of period	5	3
Cash and cash equivalents at end of period	$18	4
Supplemental cash flow information:
Income taxes paid, net	$(205)	(206)
Interest paid (net of capitalized interest of $7 and $4)	$(101)	(101)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	—	—
Other comprehensive loss	—	(3)
Balance at end of period	—	(3)
ACCUMULATED DEFICIT
Balance at beginning of period	(1,358)	(1,143)
Net income	278	304
Dividends declared to Qwest Services Corporation	(250)	(300)
Dividend of equity interest in limited liability company to Qwest Services Corporation	(12)	—
Balance at end of period	(1,342)	(1,139)
TOTAL STOCKHOLDER'S EQUITY	$8,708	8,908
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation and its consolidated subsidiaries, and references to "CenturyLink" refer to our ultimate parent company, CenturyLink, Inc. and its consolidated subsidiaries.
(1) Background
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
Basis of Presentation
Our consolidated balance sheet as of December 31, 2016, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first three months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (referred to herein as affiliates) have not been eliminated.
We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenues. See Note 5—Products and Services Revenues for additional information. These changes had no impact on total operating revenues, total operating expenses or net income for any period.
Recent Accounting Pronouncements
Goodwill Impairment
On January 26, 2017, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the impairment testing for goodwill by changing the measurement for goodwill impairment. Under current rules, we are required to compute the implied fair value of goodwill to measure the impairment amount if the carrying value of a reporting unit exceeds its fair value. Under ASU 2017-04, the goodwill impairment charge will equal the excess of the reporting unit carrying value above fair value, limited to the amount of goodwill assigned to the reporting unit.
We are required to adopt the provisions of ASU 2017-04 for any goodwill impairment tests, including our required annual test, occurring after January 1, 2020, but have the option to early adopt for any impairment test that we are required to perform. We have not determined if we will elect to early adopt the provisions of ASU 2017-04. The provisions of ASU 2017-04 would not have affected our last goodwill impairment assessment, but no assurance can be provided that the simplified testing methodology will not affect our goodwill impairment assessment in the future.

Income Taxes
On October 24, 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). ASU 2016-16 eliminates the current prohibition on the recognition of the income tax effects on the transfer of assets among our subsidiaries. After adoption of this ASU, the income tax effects associated with these asset transfers, except for the transfer of inventory, will be recognized in the period the asset is transferred versus the current deferral and recognition upon either the sale of the asset to a third party or over the remaining useful life of the asset. We are currently reviewing the requirements of this ASU and evaluating the impact on our consolidated financial statements.
We are required to adopt the provisions of ASU 2016-16 on January 1, 2018, but have the option to early adopt as of January 1, 2017. We plan to adopt the provision of ASU 2016-16 on January 1, 2018. The impact of adopting ASU 2016-16, if any, will be recognized through a cumulative adjustment to retained earnings as of the date of adoption.
Financial Instruments
On June 16, 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are currently reviewing the requirements of the standard and evaluating the impact on our consolidated financial statements.
We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020, but could elect to early adopt the provisions as of January 1, 2019. We expect to recognize the impacts of adopting ASU 2016-13 through a cumulative adjustment to retained earnings as of the date of adoption. As of the date of this report, we have not yet determined the date we will adopt ASU 2016-13.
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
Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 replaces virtually all existing GAAP on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. We currently do not defer any contract acquisition costs, but we expect we will defer certain contract acquisition costs in the future, which could have the impact of lowering our operating expenses. We currently defer contract fulfillment costs only to the extent of any deferred revenue. Under ASU 2014-09, in certain transactions our deferred contract fulfillment costs could exceed our deferred revenues, which could result in an increase in deferred costs and could also have the impact of lowering our operating expenses.

On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018, which is the date we plan to adopt this standard. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis, which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. We have completed our initial assessment of our business and systems requirements, and we are currently developing and implementing a new revenue recognition system to comply with the requirements of ASU 2014-09. Based on this initial assessment, we currently plan to adopt the new revenue recognition standard under the modified retrospective transition method. Until we are further along in implementing our new revenue recognition system, we do not anticipate being able to provide reasonably accurate estimates of the impact of ASU 2014-09 on the timing of our revenue recognition.
(2) Long-Term Debt and Revolving Promissory Note
Long-term debt, including unamortized discounts and premiums, unamortized debt issuance costs and note payable - affiliate, were as follows:

	Interest Rates	Maturities	As of March 31, 2017	As of December 31, 2016
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2017 - 2056	$7,259	7,259
Term loan	2.740%	2025	100	100
Capital lease and other obligations	Various	Various	34	32
Unamortized premiums, net			2	4
Unamortized debt issuance costs			(134)	(134)
Total long-term debt			7,261	7,261
Less current maturities			(515)	(514)
Long-term debt, excluding current maturities			$6,746	6,747
Note payable - affiliate	6.678%	2022	$914	914
Revolving Promissory Note
We are currently indebted to an affiliate of our ultimate parent company, CenturyLink, Inc., under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $914 million was outstanding as of March 31, 2017. As of March 31, 2017, the weighted-average interest rate was 6.678%. As of March 31, 2017 and December 31, 2016, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of March 31, 2017, $20 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet. In accordance with the note agreement, all accrued interest and unpaid interest is capitalized to the unpaid principal balance on June 1 and December 1 of each year.
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
As of March 31, 2017, we believe we were in compliance with the provisions and covenants of our debt agreements.

Subsequent Events
On May 4, 2017, Qwest Corporation redeemed all $500 million of its 6.5% Notes due 2017, which resulted in an immaterial loss.
On May 9, 2017, Qwest Corporation redeemed $125 million aggregate principal amount of the remaining $288 million of its 7.5% Notes due 2051, which resulted in an immaterial loss.
On April 27, 2017, Qwest Corporation issued $660 million aggregate principal amount of 6.75% Notes due 2057, including $85 million principal amount that was sold pursuant to an over-allotment option, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $638 million. All of the 6.75% Notes are unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after June 15, 2022, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of March 31, 2017		As of December 31, 2016
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$7,227	7,492	7,229	7,203

(4)	Severance
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

Changes in our accrued liability for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2016	$52
Accrued to expense	3
Payments, net	(44)
Balance at March 31, 2017	$11
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
From time to time, we change the categorization of our products and services, and we may make similar changes in the future. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our services, specifically our private line (including special access) services, are more closely aligned with our legacy services than with our strategic services. As a result, we reflect these operating revenues as legacy services, and we have reclassified certain prior period amounts to conform to this change. The revision resulted in a reduction of revenue from strategic services and a corresponding increase in revenue from legacy services of $189 million for the three months ended March 31, 2016.
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

Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Strategic services	$663	670
Legacy services	744	844
Affiliates and other services	755	739
Total operating revenues	$2,162	2,253
We do not have any single external customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues come from customers located in the United States.

We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated $33 million and $38 million for the three months ended March 31, 2017 and 2016, respectively. These USF surcharges, where we record revenue, are included in "affiliates and other services" revenues and these transaction taxes are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
(6) Commitments and Contingencies
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
In November 2015, the federal court agreed with the LECs and rejected the IXCs' contention that federal law prohibits these particular access charges, and also allowed the IXCs to refile state-law claims. The Verizon entities did not file any new state claims, while Sprint filed state claims substantially similar to those previously dismissed. Based on the November 2015 ruling, we filed suit against Level 3 seeking payment of charges which Level 3 has disputed and withheld. Separately, some of the defendants, including us, have petitioned the FCC to address these issues on an industry-wide basis.
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
(7) Dividends
From time to time we may declare and pay dividends to our direct parent company, Qwest Services Corporation ("QSC"), sometimes in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not currently limit the amount of dividends we can pay to QSC.
During the three months ended March 31, 2017, we declared and paid dividends of $250 million to QSC. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.
On March 31, 2017, we distributed our equity interest of $12 million in a limited liability company to QSC. The limited liability company's sole asset was a building that was being utilized by an affiliate.
(8) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of March 31, 2017	As of December 31, 2016
	(Dollars in millions)
Prepaid expenses	$70	48
Assets held for sale	—	8
Other	64	73
Total other current assets	$134	129
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable:

	As of March 31, 2017	As of December 31, 2016
	(Dollars in millions)
Accounts payable	$430	398
Included in accounts payable at March 31, 2017 and December 31, 2016, was $25 million and $53 million, respectively, associated with capital expenditures.
(9) Labor Union Contracts
Approximately 45% of our employees are members of various bargaining units represented by the Communication Workers of America and the International Brotherhood of Electrical Workers. Approximately 10,000, or 45%, of our employees are subject to collective bargaining agreements that are scheduled to expire October 7, 2017.

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
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2016, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.
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
For the reasons noted in Note 5—Products and Services Revenues to our consolidated financial statements in Item 1 of Part I of this report, we believe we have one reportable segment.
From time to time, we change the categorization of our products and services, and we may make similar changes in the future. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our services, specifically our private line (including special access) services, are more closely aligned with our legacy services than with our strategic services. As described in greater detail in Note 5—Products and Services Revenues, these operating revenues are reflected as legacy services.
We categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily broadband, Ethernet, video and other ancillary services;

•
Legacy services, which include primarily local voice, private line (including special access), Integrated Services Digital Network ("ISDN") (which use regular telephone lines to support voice, video and data applications), switched access, traditional wide area network ("WAN") (which allow a local communications network to link to networks in remote locations) and other ancillary services; and

•
Affiliates and other services, which consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments, USF surcharges and services we provide to our affiliates. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

At March 31, 2017, we operated 6.5 million access lines and served 3.5 million broadband subscribers. Our methodology for counting access lines and broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.
Business Trends
Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to lower margin strategic services, such as broadband and video services, from higher margin legacy services. Revenues from our strategic services represented 31% and 30% of our total revenues for the three months ended March 31, 2017 and 2016, respectively. We continue to experience price compression due to competition, which has negatively impacted the growth of our strategic revenues. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing the scope and connection speeds of our broadband services is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most customers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in "Risk Factors" in Item 1A of Part II of this report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher average broadband speeds than ours or expanding their advanced wireless data service offerings. We face competition in Ethernet-based services in the wholesale market from cable companies and competitive fiber-based telecommunications providers;

•
Legacy services. Revenues from our legacy services represented 34% and 37% of our total revenues for the three months ended March 31, 2017 and 2016, respectively. We expect these percentages to continue to decline. Our legacy services revenues have been, and we expect they will continue to be adversely affected by access line losses and price compression. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenue associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below. Demand for our private line services (including special access) continues to decline due to customers' optimization of their networks, industry consolidation and technological migration to higher-speed services;

•
Affiliates and other services. Revenues from our affiliates and other services represented 35% and 33% of our total revenues for the three months ended March 31, 2017 and 2016, respectively. We expect these percentages to continue to grow. Our affiliates continue to purchase additional services from us versus purchasing from third-party suppliers, which include telecommunications services that we also provide to external customers, computer system development, including support services, network support and technical services.

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
Results of Operations
The following table summarizes the results of our consolidated operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Operating revenues	$2,162	2,253
Operating expenses	1,582	1,628
Operating income	580	625
Total other expense, net	(128)	(133)
Income tax expense	174	188
Net income	$278	304
The following table summarizes our access lines, broadband subscribers and number of employees:

	As of March 31,		Increase/ (Decrease)	% Change
	2017	2016
	(in thousands)
Operational metrics:
Total access lines (1)	6,526	6,924	(398)	(6)%
Total broadband subscribers (1)	3,481	3,556	(75)	(2)%
Total employees	22.3	22.8	(0.5)	(2)%
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
Operating Revenues
The following table summarizes our consolidated operating revenues recorded under our three revenue categories:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Strategic services	$663	670	(7)	(1)%
Legacy services	744	844	(100)	(12)%
Affiliates and other services	755	739	16	2%
Total operating revenues	$2,162	2,253	(91)	(4)%

Strategic Services
Strategic services revenues decreased by $7 million, or 1%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in our strategic services revenues was primarily due to declines in our satellite video services revenues due to the restructuring of one of our contractual agreements and losses of broadband subscribers, which were partially offset by volume increases in Ethernet services and price increases for broadband services.
Legacy Services
Legacy services revenues decreased by $100 million, or 12% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decline in our legacy services revenues was primarily due to lower local voice services revenues due to access line loss and reduced access services usage related to customer migration, competitive pressures and product substitution and to reductions in the volumes of our private line (including special access) services.
Affiliates and Other Services
Affiliates and other services revenues increased by $16 million, or 2%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in affiliates and other services revenues was primarily due to increases in volume for our support services we provide to affiliates, which were partially offset by lower federal USF surcharges as a result of decreases in rates.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$720	708	12	2%
Selling, general and administrative	244	250	(6)	(2)%
Operating expenses - affiliates	227	251	(24)	(10)%
Depreciation and amortization	391	419	(28)	(7)%
Total operating expenses	$1,582	1,628	(46)	(3)%
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
Cost of services and products (exclusive of depreciation and amortization) increased by $12 million, or 2%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in our cost of services and products was primarily due to increases in allocated corporate costs from affiliates and network expense, which were partially offset by reductions in employee benefits, payment processing fees and USF rates.
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

Selling, general and administrative expenses decreased by $6 million, or 2%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This decrease in our selling, general and administrative expenses was primarily due to reductions in property and other taxes and external commissions, which were partially offset by increases in marketing and advertising.
Operating Expenses - Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.
Operating expenses - affiliates decreased by $24 million, or 10%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in operating expenses - affiliates was primarily due to decrease in level of services provided to us by our affiliates.
Depreciation and Amortization
The following table provides detail of our depreciation and amortization expense:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Depreciation	$220	222	(2)	(1)%
Amortization	171	197	(26)	(13)%
Total depreciation and amortization	$391	419	(28)	(7)%
Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $2 million, or 1%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The depreciation expense related to our plant for the three months ended March 31, 2017 was lower than the depreciation expense for the three months ended March 31, 2016 due to full depreciation and retirement of certain plant placed in service prior to 2017. This decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service since March 31, 2016.
Amortization expense decreased by $26 million, or 13%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in amortization expense was primarily due to the use of accelerated amortization for a portion of our customer relationship assets. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize. In addition, amortization of capitalized software was lower due to software becoming fully amortized faster than new software was acquired or developed.
Other Consolidated Results
The following table summarizes our total other expense, net and income tax expense:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Interest expense	$(114)	(121)	(7)	(6)%
Interest expense - affiliate	(15)	(14)	1	7%
Other income, net	1	2	(1)	(50)%
Total other expense, net	$(128)	(133)	(5)	(4)%
Income tax expense	$174	188	(14)	(7)%
Interest Expense
Interest expense decreased by $7 million, or 6%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decline in interest expense was primarily due to a reduction in the amount of coupon interest on senior notes. See Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and Liquidity and Capital Resources below for additional information about our debt.

Interest Expense - Affiliates, Net
Affiliate interest expense remained substantially unchanged for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Income Tax Expense
Income tax expense for the three months ended March 31, 2017 was $174 million, or an effective tax rate of 38.5%, compared to $188 million, or an effective tax rate of 38.2%, for the three months ended March 31, 2016. The 2017 rate and the 2016 rate include the effect of changes in state apportionment factors.
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
As of March 31, 2017, we had a working capital deficit of $979 million, reflecting current liabilities of $2.723 billion and current assets of $1.744 billion, compared to a working capital deficit of $1.090 billion as of December 31, 2016. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from CenturyLink, (iii) our ability to refinance QC's debt securities at maturity and (iv) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds or access to available funds that they are willing and able to contribute, advance or loan.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. CenturyLink evaluates capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of CenturyLink’s consolidated capital investment is influenced by, among other things, demand for CenturyLink’s services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase 2 infrastructure buildout requirements). Based on the type and volume of services we provide, approximately 42% to 43% of CenturyLink’s annual consolidated capital expenditures have been attributed over the last couple of years to us for use in our operations. For more information on CenturyLink’s total capital expenditures, please see it's annual and quarterly reports filed with the SEC.
Our capital expenditures continue to be focused on our strategic services. For more information on our capital spending, see Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016.

Debt and Other Financing Arrangements
On May 4, 2017, Qwest Corporation redeemed all $500 million of its 6.5% Notes due 2017, which resulted in an immaterial loss.
On May 9, 2017, Qwest Corporation redeemed $125 million aggregate principal amount of the remaining $288 million of its 7.5% Notes due 2051, which resulted in an immaterial loss.
On April 27, 2017, Qwest Corporation issued $660 million aggregate principal amount of 6.75% Notes due 2057, including $85 million principal amount that was sold pursuant to an over-allotment option, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $638 million. All of the 6.75% Notes are unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after June 15, 2022, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Subject to market conditions, and to the extent feasible, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us by credit rating agencies, among other factors. We have no debt maturities due during the remainder of 2017.
As of the date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Ba1
Fitch Ratings	BBB-
Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies, and downgrades could impact CenturyLink, Inc.'s and Qwest Corporation's access to debt capital or further raise CenturyLink, Inc.'s and Qwest Corporation's borrowing costs. Additional downgrades of CenturyLink, Inc.'s senior unsecured debt ratings could, under certain circumstances, incrementally increase the cost of CenturyLink, Inc.'s borrowing under its revolving credit facility, which could indirectly impact us. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
Following the announcement of CenturyLink, Inc's pending acquisition of Level 3 Communications, Inc. (“Level 3”), Standard & Poor's indicated that CenturyLink, Inc.'s current unsecured senior debt rating of BB has been placed on watch with negative implications, Moody’s Investors Service, Inc. indicated that CenturyLink, Inc.'s current senior unsecured debt rating of Ba3 has been placed on review for downgrade and Fitch Ratings indicated that CenturyLink, Inc.'s current unsecured senior debt rating of BB+ has been placed on negative watch. Additionally, Qwest Corporation's current unsecured senior debt rating of Ba1 has been placed on review for downgrade by Moody's Investors Service, Inc. and Qwest Corporation's current unsecured senior debt rating of BBB- has been placed on negative watch by Fitch Ratings. It is expected that any downgrades would be made only following the completion of the Level 3 acquisition.

Term Loan
In 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At both March 31, 2017 and December 31, 2016, the outstanding principal balance on this term loan was $100 million.
Revolving Promissory Note
Qwest Corporation is currently indebted to an affiliate of CenturyLink under a revolving promissory note that provides Qwest Corporation with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $914 million was outstanding as of March 31, 2017. The revolving promissory note is due on demand and ranks equally to Qwest Corporation's outstanding Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of March 31, 2017, the weighted average interest rate was 6.678%. As of March 31, 2017 and December 31, 2016, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of March 31, 2017, $20 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.

Dividends
We periodically pay dividends to our direct parent company. See Note 7—Dividends and the discussion above under the heading "Overview".
Pension and Post-retirement Benefit Obligations
CenturyLink is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2016, the accounting unfunded status of CenturyLink's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was $2.409 billion and $3.360 billion, respectively. For additional information about CenturyLink's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pensions and Post-Retirement Benefits" in Item 7 of CenturyLink's annual report on Form 10-K for the year ended December 31, 2016 and see Note 9—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.
A substantial portion of our active and retired employees participate in CenturyLink's qualified pension plan and post-retirement benefit plans. On December 31, 2014, the Qwest Communications International Inc. ("QCII") pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which was renamed the CenturyLink Combined Pension Plan. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of our affiliates. Prior to the pension plan merger, the above-noted employees participated in the QCII pension plan.
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
The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Payments will be made on a monthly basis. For the three months ended March 31, 2017, we made settlement payments of $22 million to QCII on our affiliate obligations, net balance. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ending December 31, 2017, we expect to make settlement payments of $87 million to QCII on our affiliate obligations, net balance.
For 2017, CenturyLink's estimated annual long-term rates of return are 6.5% and 5.0% for the pension plan trust assets and post-retirement plans trust assets, respectively, based on the assets currently held. However, actual returns could be substantially different.
For additional information, see “Risk Factors—Risks Affecting Our Liquidity and Capital Resources—Adverse changes in the value of assets or obligations associated with CenturyLink’s qualified pension plan could negatively impact CenturyLink’s liquidity, which may in turn affect our business and liquidity” in Item 1A of Part II of this report.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our annual report on Form 10-K for the year ended December 31, 2016.

Workforce Reductions
In response to the continued decline of CenturyLink's and our legacy services revenues and to better align our workforce with our workload requirements, CenturyLink periodically implements workforce reduction programs. In the third quarter of 2016, CenturyLink announced plans to reduce its workforce, which included our workforce, initially through voluntary severance packages and the balance through involuntary reductions. The payments of severance benefits to terminated employees began in the fourth quarter of 2016 and continued through the first quarter of 2017. We made severance and other one-time termination benefit payments of $44 million in the first quarter of 2017 associated with the 2016 workforce reduction plan and additional customary workforce reductions.
Connect America Fund
As a result of accepting CAF Phase 2 support payments for 13 states, we will be obligated to make substantial capital expenditures to build broadband infrastructure over the next several years. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
In 2013, under the CAF Phase 1 Round 2 program, CenturyLink received $40 million in funding, of which $15 million was attributed to our service areas, for deployment of broadband services in rural areas. In compliance with program terms, we returned $8 million of funding in the third quarter of 2016 for failing to meet interim buildout milestones within the FCC specified time frames. As of March 31, 2017, we have included $7 million of CAF 1 Round 2 funding in other noncurrent liabilities on our consolidated balance sheet. At the conclusion of the CAF 1 Round 2 program in the second quarter of 2017, we will have an opportunity to reclaim a significant portion of the interim refund if we ultimately meet the CAF 1 Round 2 buildout targets.
Historical Information
The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016
	(Dollars in millions)
Net cash provided by operating activities	$624	747	(123)
Net cash used in investing activities	(360)	(669)	(309)
Net cash used in financing activities	(251)	(77)	174

Operating Activities
Net cash provided by operating activities decreased by $123 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to negative variances in other current assets and liabilities, net and net income adjusted for non-cash items, which were partially offset with positive variances in accounts receivable and changes in other noncurrent current assets and liabilities, net. For additional information about our operating results, see "Results of Operations" above.
Investing Activities
Net cash used in investing activities decreased by $309 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 substantially due to a reduction in the amounts advanced to affiliates.
Financing Activities
Net cash used in financing activities increased by $174 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to a reduction in the net proceeds received from the issuance of long-term debt, which was partially offset by a reduction in dividends paid to Qwest Services Corporation.
See Note 2—Long-Term Debt and Revolving Promissory Note, for additional information on our outstanding debt securities and financing activities.
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
CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of March 31, 2017.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2017, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the three months ended March 31, 2017, when compared to the disclosures provided in our annual report on Form 10-K for the year ended December 31, 2016.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed As of March 31, 2017.

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2016, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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
In addition to historical information, this quarterly report includes certain forward-looking statements that are based upon our judgment and assumptions as of the date of this report concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are not guarantees of future results, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the effects of competition from a wide variety of competitive providers, including decreased demand for our legacy offerings and increased pricing pressures; the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete; the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, access charges, universal service, broadband deployment, data protection and net neutrality; our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix; possible changes in the demand for our products and services, including our ability to effectively respond to increased demand for high-speed broadband service; our ability to successfully maintain the quality and profitability of our existing product and service offerings, to provision them efficiently to our customers, and to introduce new offerings on a timely and cost-effective basis; the adverse impact on our business and network from possible equipment failures, service outages, security breaches or similar events impacting our network; our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, dividends, pension contributions and debt repayments; changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise; our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; increases in the costs of CenturyLink's pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations, which may in turn affect our business and liquidity; adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise; our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions; our ability to effectively manage our network buildout project and our other expansion opportunities; our ability to collect our receivables from financially troubled customers; any adverse developments in legal or regulatory proceedings involving us or our affiliates (including CenturyLink); changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels; the effects of changes in accounting policies or practices, including potential future impairment charges; the effects of adverse weather or other natural or man-made disasters; the effects of more general factors such as changes in interest rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and other risks referenced in Item 1A or elsewhere in this quarterly report or other of our filings with the SEC. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. Given these uncertainties, we caution investors not to unduly rely upon our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of this report, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have omitted this information pursuant to General Instruction H(2).
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2017 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 6—Commitments and Contingencies included in Item 1 of Part I of this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The following discussion identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with the other portions of this report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I and our consolidated financial statements and related notes in Item 1 of Part I. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us, such as general economic conditions.
Risks Affecting Our Business
We may not be able to compete successfully against current or future competitors.
Each of our offerings to our residential and business customers face increasingly intense competition from a variety of sources under evolving market conditions. We expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In particular, (i) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our wireline voice customers, (ii) strong competition from cable companies and others has impacted the growth of our broadband operations and (iii) aggressive competition from a wide range of technology companies and other market entrants has limited the prospects for our cloud computing operations. For more detailed information, see "Business—Competition" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016.
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
We strive to maintain the security and integrity of information and systems under our control, and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, ransomware, distributed denial-of-service attacks, or other forms of cyber-attacks or similar events. These threats may derive from human error, hardware or software vulnerabilities, fraud, malice or sabotage on the part of employees, third parties or foreign nations, or could result from aging equipment or accidental technological failure. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers.

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
Our ability to expand and update our systems and information technology infrastructure in response to our growth and changing business needs is important to our ability to maintain and develop attractive product and service offerings. As discussed further under “Business—Network Architecture” in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which combines our legacy network and CenturyLink's networks. Unanticipated delays in the completion of these projects may lead to increased project costs or operational inefficiencies. In addition, there may be issues related to our expanded or updated infrastructure that are not identified by our testing processes, and which may only become evident after we have started to fully utilize the redesigned systems. Our failure to modernize and upgrade our technology infrastructure could have adverse consequences, including the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, network instabilities, increased operating or acquisition integration costs, service or billing interruptions, and the diversion of development resources.
Any or all of the foregoing developments could have a negative impact on our business, results of operations, financial condition and cash flows.
Market prices for many of our services have decreased in the past, and any similar price decreases in the future will adversely affect our revenues and margins.
Over the past several years, a range of competitive and technological factors, including robust network construction and intense competition, have lowered market prices for many of our products and services. If these market conditions persist, we may need to continue to reduce prices to retain customers and revenue. If future price reductions are necessary, our operating results will suffer unless we are able to offset these reductions by reducing our operating expenses or increasing our sales volumes.
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
As of March 31, 2017, approximately 45% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Approximately 10,000, or 45%, of our employees are subject to collective bargaining agreements that are scheduled to expire October 7, 2017. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
For additional information about our business and operations, see "Business" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016.
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
Risks associated with recent changes in regulation. Changes in regulation can have a material impact on our business, revenues or financial performance. Recent changes in federal regulations have substantially impacted our operations. In October 2011, the FCC adopted an order providing for a multi-year transition to a regulatory structure that reduces intercarrier compensation charges, redeploys universal service funding to newer technologies, and increases certain end-user charges. These changes, coupled with our participation in the new FCC support programs, has significantly impacted various aspects of our operations, financial results and capital expenditures, including the amount of revenues we collect from our wholesale customers and our receipt of federal support payments. We expect these impacts will continue in the future. For more information, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.
In addition, during the last few years Congress or the FCC has initiated various other changes, including various broadband and Internet regulation initiatives and actions that will restrict our ability to discontinue or reduce certain services, even if unprofitable. Many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
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
There are several material proceedings pending against CenturyLink and its affiliates, as described in Note 11—Commitments and Contingencies to the consolidated financial statements included in Item 1 of Part I of CenturyLink's quarterly report on Form 10-Q for the quarter ended March 31, 2017. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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
For a more thorough discussion of the regulatory issues that may affect our business, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016.
Risks Affecting Our Liquidity and Capital Resources
CenturyLink's and our high debt levels expose us to a broad range of risks.
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of March 31, 2017, the aggregate principal amount of our consolidated long-term debt, excluding unamortized premiums, net, unamortized debt issuance costs and capital lease and other obligations, was $7.359 billion (excluding our note payable - affiliate of $914 million), which was included in CenturyLink's consolidated long-term debt of $19.976 billion as of that date. As of the date of this report, $2.714 billion aggregate principal amount of CenturyLink's consolidated debt securities (which includes $500 million of our debt securities), is scheduled to mature prior to March 31, 2020. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of CenturyLink, the credit markets or the economy generally. We may incur unexpected expenses or liabilities, and we may have limited access to financing.
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
We may also need to obtain additional financing or capital, or to investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of other circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink is required to contribute a material amount of cash to its pension plans, if CenturyLink is required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if CenturyLink becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 6—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report and Note 11—Commitments and Contingencies to the consolidated financial statements in Item 1 of Part I of CenturyLink's quarterly report on Form 10-Q for the quarter ended March 31, 2017. For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.
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
Our current debt agreements and the debt agreements of CenturyLink and its other subsidiaries allow us to incur significantly more debt, which could exacerbate the other risks described in this report.
The current terms of our debt instruments and the debt instruments of CenturyLink and its other subsidiaries permit us to incur additional indebtedness. Additional debt may be necessary for many reasons, including those discussed above. Incremental borrowings that impose additional financial risks could exacerbate the other risks described in this report.

Any downgrade in our credit ratings could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our existing debt securities or otherwise impair our business, financial condition and results of operations.
As noted above in Item 2 of Part I of this report, our long-term debt is currently rated (i) BBB- by Standard and Poor's Ratings Services and BBB- by Fitch Ratings, both of which are the lowest investment grade ratings issued by each of these agencies and (ii) Ba1 by Moody's Investors Service, Inc., which is a non-investment grade rating. If either Standard and Poor's Rating Services or Fitch Ratings assigned us a non-investment grade, we would no longer be viewed as an "investment grade" issuer and would lose the benefits attendant thereto. As noted elsewhere in this report, Fitch Ratings placed our current unsecured senior debt rating on negative watch and Moody's Investors Service, Inc. placed our current unsecured senior debt rating on review for downgrade following CenturyLink’s announcement of the Level 3 acquisition. Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we operate as a whole and may change their credit rating for us based on their overall view of such industries. There can be no assurance that any rating assigned to any of these debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances so warrant. A downgrade of our credit ratings could adversely affect the market price of some or all of our outstanding debt securities, limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, trigger the application of restrictive covenants in certain of our debt agreements or result in new or more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, increase our cost of borrowing, and impair our business, financial condition and results of operations.
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

The funded status of CenturyLink's qualified pension plan is the difference between the value of the plan's assets and the benefit obligation. The accounting unfunded status of CenturyLink's qualified pension plan was $2.352 billion as of December 31, 2016. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in CenturyLink's benefit obligation or a significant decrease in the value of the plan's assets. These adverse changes could require CenturyLink to contribute a material amount of cash to its pension plan or could accelerate the timing of required cash payments. The amounts contributed by us through CenturyLink are not segregated or restricted and may be used to provide benefits to employees of CenturyLink's other subsidiaries. Based on current laws and circumstances, CenturyLink does not expect it will be required to make a contribution to its plan in 2017. The actual amount of required contributions to its plan in 2018 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on CenturyLink's liquidity by reducing their cash flows, which in turn could affect our liquidity.
CenturyLink and we plan to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.
CenturyLink and we have a significant amount of indebtedness that we both intend to refinance over the next several years, principally we expect through the issuance of debt securities of CenturyLink, us or both. CenturyLink's and our ability to arrange additional financing will depend on, among other factors, the financial position, performance, and credit ratings of CenturyLink and Qwest Corporation, as well as prevailing market conditions and other factors beyond its or our control. Prevailing market conditions could be adversely affected by the ongoing disruptions in domestic or overseas sovereign or corporate debt markets, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic unpredictability and volatility in the capital markets. This volatility could limit CenturyLink's and our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to it, or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce its or our debt obligations.
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
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of Part II of our annual report on Form 10-K for the year ended December 31, 2016, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.
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
As of March 31, 2017, approximately 55% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may similarly be required to record significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.
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
Legislators and regulators at all levels of government may from time to time change existing tax laws or regulations or enact new laws or regulations that could negatively impact our operating results or financial condition. The new U.S. Presidential administration has proposed changes to fiscal and tax policies, which may include comprehensive tax reform. Although we cannot at this time predict the impact of these changes on our business, they could be material.
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

b.
Ninth Supplemental Indenture, dated as of October 4, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Corporation's Current Report on Form 8-K (File No. 001-03040) filed with the Securities and Exchange Commission on October 4, 2011).

c.
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

e.
Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.13 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).

f.
Thirteenth Supplemental Indenture, dated as of September 29, 2014, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.14 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 26, 2014).

g.
Fourteenth Supplemental Indenture, dated as of September 21, 2015, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 21, 2015).

h.
Fifteenth Supplemental Indenture, dated as of January 29, 2016, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.16 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on January 29, 2016).

i.
Sixteenth Supplemental Indenture, dated as of August 22, 2016, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.17 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on August 22, 2016).

j.
Seventeenth Supplemental Indenture dated as of April 27, 2017, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.18 of Qwest Corporation’s Form 8-A (File No. 03040) filed with the Securities and Exchange Commission on April 27, 2017.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended March 31, 2017, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2017.

QWEST CORPORATION
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)