Form 10-Q
period 2017-06-30
QWEST CORP
filed 2017-08-08
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On August 7, 2017, there was one share of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,464	1,573	2,950	3,172
Operating revenues - affiliates	669	650	1,345	1,304
Total operating revenues	2,133	2,223	4,295	4,476
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	723	731	1,443	1,439
Selling, general and administrative	235	235	479	485
Operating expenses - affiliates	209	231	436	482
Depreciation and amortization	393	424	784	843
Total operating expenses	1,560	1,621	3,142	3,249
OPERATING INCOME	573	602	1,153	1,227
OTHER (EXPENSE) INCOME
Interest expense	(117)	(120)	(231)	(241)
Interest expense - affiliates, net	(16)	(15)	(31)	(29)
Other (expense) income, net	(2)	—	(1)	2
Total other expense, net	(135)	(135)	(263)	(268)
INCOME BEFORE INCOME TAX EXPENSE	438	467	890	959
Income tax expense	170	179	344	367
NET INCOME	$268	288	546	592
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
NET INCOME	$268	288	546	592
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment, net of $—, $—, $— and $— tax	—	3	—	—
Other comprehensive income	—	3	—	—
COMPREHENSIVE INCOME	$268	291	546	592

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of June 30, 2017	As of December 31, 2016
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6	5
Accounts receivable, less allowance of $50 and $53	620	700
Advances to affiliates	844	872
Other	127	129
Total current assets	1,597	1,706
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	13,823	13,247
Accumulated depreciation	(6,017)	(5,602)
Net property, plant and equipment	7,806	7,645
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,354
Customer relationships, less accumulated amortization of $4,085 and $3,822	1,614	1,877
Other intangible assets, less accumulated amortization of $1,569 and $1,510	431	471
Other, net	85	96
Total goodwill and other assets	11,490	11,798
TOTAL ASSETS	$20,893	21,149
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$17	514
Accounts payable	358	398
Note payable - affiliate	944	914
Accrued expenses and other liabilities
Salaries and benefits	201	273
Income and other taxes	150	175
Other	138	122
Current affiliate obligations, net	84	87
Advance billings and customer deposits	279	313
Total current liabilities	2,171	2,796
LONG-TERM DEBT	7,266	6,747
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	125	131
Deferred income taxes, net	1,711	1,773
Affiliate obligations, net	903	944
Other	91	66
Total deferred credits and other liabilities	2,830	2,914
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(1,424)	(1,358)
Total stockholder's equity	8,626	8,692
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$20,893	21,149
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$546	592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	784	843
Deferred income taxes	(63)	(35)
Provision for uncollectible accounts	37	40
Accrued interest on affiliate note	30	29
Changes in current assets and liabilities:
Accounts receivable	43	(40)
Accounts payable	(20)	(20)
Accrued income and other taxes	(25)	(24)
Other current assets and liabilities, net	(82)	(40)
Changes in other noncurrent assets and liabilities, net	15	(11)
Changes in affiliate obligations, net	(44)	(51)
Other, net	(3)	1
Net cash provided by operating activities	1,218	1,284
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(694)	(546)
Changes in advances to affiliates	28	(23)
Proceeds from sale of property	43	—
Other	(5)	—
Net cash used in investing activities	(628)	(569)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	638	227
Payments of long-term debt	(627)	(241)
Dividends paid to Qwest Services Corporation	(600)	(700)
Net cash used in financing activities	(589)	(714)
Net increase in cash and cash equivalents	1	1
Cash and cash equivalents at beginning of period	5	3
Cash and cash equivalents at end of period	$6	4
Supplemental cash flow information:
Income taxes paid, net	$(407)	(401)
Interest paid (net of capitalized interest of $16 and $8)	$(229)	(249)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(1,358)	(1,143)
Net income	546	592
Dividends declared to Qwest Services Corporation	(600)	(700)
Dividend of equity interest in limited liability company to Qwest Services Corporation	(12)	—
Balance at end of period	(1,424)	(1,251)
TOTAL STOCKHOLDER'S EQUITY	$8,626	8,799
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
We expect to adopt the provisions of ASU 2016-16 on the required adoption date of January 1, 2018. The impact of adopting ASU 2016-16, if any, will be recognized through a cumulative adjustment to (accumulated deficit) retained earnings as of the date of adoption.
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
We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020, but could elect to early adopt the provisions as of January 1, 2019. We expect to recognize the impacts of adopting ASU 2016-13 through a cumulative adjustment to (accumulated deficit) retained earnings as of the date of adoption. As of the date of this report, we have not yet determined the date we will adopt ASU 2016-13.
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
We are currently evaluating new lease administrative and accounting systems and are in the process of developing an implementation plan. We are also currently evaluating and assessing the impact ASU 2016-02 will have on us and our consolidated financial statements. As of the date of this report, we believe it is premature to provide any estimate of the impact of adopting ASU 2016-02.
Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 replaces virtually all existing GAAP on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. We currently do not defer any contract acquisition costs, but we expect we will defer certain contract acquisition costs in the future, which could have the impact of lowering our operating expenses. We currently defer contract fulfillment costs only to the extent of any deferred revenue. Under ASU 2014-09, in certain transactions our deferred contract fulfillment costs could exceed our deferred revenues, which could result in an increase in deferred costs and could also impact the timing on our recognition of these deferred costs.

On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018, which is the date we plan to adopt this standard. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis, which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. We have completed our initial assessment of our business and systems requirements, and we are currently developing and implementing a new revenue recognition system to comply with the requirements of ASU 2014-09. Based on this initial assessment, we currently plan to adopt the new revenue recognition standard under the modified retrospective transition method. As of the date of this report, we are not able to provide reasonably accurate estimates of the impact of implementing ASU 2014-09 on the timing of our revenue recognition or the transition adjustment that will be recorded to equity on January 1, 2018.
(2) Long-Term Debt and Revolving Promissory Note
Long-term debt, including unamortized discounts and premiums, unamortized debt issuance costs and note payable - affiliate, were as follows:

	Interest Rates	Maturities	As of June 30, 2017	As of December 31, 2016
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2021 - 2057	$7,294	7,259
Term loan	2.980%	2025	100	100
Capital lease and other obligations	Various	Various	40	32
Unamortized premiums, net			—	4
Unamortized debt issuance costs			(151)	(134)
Total long-term debt			7,283	7,261
Less current maturities			(17)	(514)
Long-term debt, excluding current maturities			$7,266	6,747
Note payable - affiliate	6.710%	2022	$944	914
New Issuance
On April 27, 2017, Qwest Corporation issued $575 million aggregate principal amount of 6.75% Notes due 2057, and on May 5, 2017, issued an additional $85 million aggregate principal amount of such notes pursuant to an over-allotment option in exchange for aggregate net proceeds, after deducting underwriting discounts and other expenses, of $638 million. All of the 6.75% Notes are senior unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after June 15, 2022, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Repayments
On May 9, 2017, Qwest Corporation redeemed $125 million aggregate principal amount of the remaining $288 million of its 7.5% Notes due 2051, which resulted in an immaterial loss.
On May 4, 2017, Qwest Corporation redeemed all $500 million of its 6.5% Notes due 2017, which resulted in an immaterial loss.
Revolving Promissory Note
We are currently indebted to an affiliate of our ultimate parent company, CenturyLink, Inc., under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $944 million was outstanding as of June 30, 2017. As of June 30, 2017, the weighted-average interest rate was 6.710%. As of June 30, 2017 and December 31, 2016, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of June 30, 2017, $5 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet. In accordance with the terms of the note, all accrued interest and unpaid interest is capitalized to the unpaid principal balance on June 1 and December 1 of each year.

Covenants
Our senior notes were issued under indentures dated April 15, 1990 and October 15, 1999. These indentures do not contain any financial covenants, but do include restrictions that limit our ability to (i) incur, issue or create liens upon our property and (ii) consolidate with or merge into, transfer or lease all or substantially all of our assets to any other party. These indentures do not contain any cross-default provisions.
As of June 30, 2017, we believe we were in compliance with the provisions and covenants of our debt agreements.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of June 30, 2017		As of December 31, 2016
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$7,243	7,602	7,229	7,203
(4) Severance
Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans related to CenturyLink's indirect acquisition of us, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workload demands due to the loss of customers purchasing certain services.
We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.
Changes in our accrued liability for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2016	$52
Accrued to expense	3
Payments, net	(50)
Balance at June 30, 2017	$5

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

•
Legacy services, which include primarily local voice, private line (including special access), Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and other ancillary services; and

•
Affiliates and other services, which consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments, USF surcharges and services we provide to our affiliates. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific items we list on our customers' invoices to fund the FCC's universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.
Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Strategic services	$668	676	1,332	1,348
Legacy services	718	812	1,461	1,655
Affiliates and other services	747	735	1,502	1,473
Total operating revenues	$2,133	2,223	4,295	4,476
We do not have any single external customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues come from customers located in the United States.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated $34 million and $38 million for the three months ended June 30, 2017 and 2016, respectively, and $67 million and $76 million for the six months ended June 30, 2017 and 2016, respectively. These USF surcharges, where we record revenue, are included in "affiliates and other services" revenues and these transaction taxes are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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

(6) Commitments and Contingencies
Pending Matters
Subsidiaries of CenturyLink, Inc., including us, are among hundreds of companies involved in an industry-wide dispute, raised in nearly 100 federal lawsuits (filed between 2014 and 2016) that have been consolidated in the United States District Court for the District of Northern Texas for pretrial procedures. The disputes relate to switched access charges that local exchange carriers ("LECs") collect from interexchange carriers ("IXCs") for IXCs' use of LEC's access services. In the lawsuits, three IXCs, Sprint Communications Company L.P. ("Sprint"), affiliates of Verizon Communications Inc. ("Verizon") and affiliates of Level 3 Communications LLC ("Level 3"), assert that federal and state laws bar LECs from collecting access charges when IXCs exchange certain types of calls between mobile and wireline devices that are routed through an IXC. Some of these IXCs have asserted claims seeking refunds of payments for access charges previously paid and relief from future access charges. In addition, Level 3 has ceased paying switched access charges on these calls.
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
In June 2017, a former employee of CenturyLink filed an employment lawsuit against CentuyLink claiming that she was wrongfully terminated for alleging that CenturyLink charged some of its retail customers for products and services they did not authorize. Shortly thereafter, and based in part on the allegations made by the former employee, a series of consumer and shareholder putative class actions were filed against CenturyLink and it received a shareholder derivative demand. The Minnesota Attorney General also filed a civil suit on behalf of Minnesota consumers alleging that we and certain of our affiliates engaged in improper sales and billing practices. The filing of additional related lawsuits is possible. Although CenturyLink and/or various of its subsidiaries are named in these lawsuits, Qwest Corporation is a named defendant in only the Minnesota Attorney General civil suit. In late June 2017, CenturyLink's Board of Directors formed a special committee of outside directors to investigate the alleged improper sales and billing practices and related matters. The special committee is in the early stages of its investigation.
Other Proceedings and Disputes
From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings or proceedings of state public utility commissions relating primarily to our rates or services, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third party tort actions.
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
During the six months ended June 30, 2017, we declared and paid dividends of $600 million to QSC. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.
On March 31, 2017, we distributed our equity interest valued at $12 million in a limited liability company to QSC. The limited liability company's sole asset was a building that was being utilized by an affiliate.
(8) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of June 30, 2017	As of December 31, 2016
	(Dollars in millions)
Prepaid expenses	$54	48
Assets held for sale	4	8
Other	69	73
Total other current assets	$127	129
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable:

	As of June 30, 2017	As of December 31, 2016
	(Dollars in millions)
Accounts payable	$358	398
Included in accounts payable at June 30, 2017 and December 31, 2016, were $32 million and $53 million, respectively, associated with capital expenditures.
(9) Labor Union Contracts
Approximately 10,000, or 45%, of our employees are members of various bargaining units represented by the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). We recently reached new agreements with the CWA District 7 and IBEW Local 206 for the portion of these employees that were subject to collective bargaining agreements expiring on October 7, 2017. The new agreements were effective June 18, 2017 and will expire on March 28, 2020 and include terms substantially similar to those contained in the prior agreements.

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

•
Legacy services, which include primarily local voice, private line (including special access), Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and other ancillary services; and

•
Affiliates and other services, which consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments, USF surcharges and services we provide to our affiliates. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.
At June 30, 2017, we operated 6.4 million access lines and served 3.4 million broadband subscribers. Our methodology for counting access lines and broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.
Business Trends
Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to lower margin strategic services, such as broadband and video services, from higher margin legacy services. Revenues from our strategic services represented 31% and 30% of our total revenues for both the three and six months ended June 30, 2017 and 2016, respectively. We continue to experience price compression due to competition, which has negatively impacted the growth of our strategic revenues. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing the scope and connection speeds of our broadband services is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most customers already have broadband services and growth opportunities are limited. Moreover, as described further in "Risk Factors" in Item 1A of Part II of this report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher average broadband speeds than ours or expanding their advanced wireless data service offerings. We face competition in Ethernet-based services in the wholesale market from cable companies and competitive fiber-based telecommunications providers.

•
Legacy services. Revenues from our legacy services represented 34% and 37% of our total revenues for both the three and six months ended June 30, 2017 and 2016, respectively. We expect these percentages to continue to decline. Our legacy services revenues have been, and we expect they will continue to be adversely affected by access line losses and price compression. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenue associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below. Demand for our private line services (including special access) continues to decline due to customers' optimization of their networks, industry consolidation and technological migration to higher-speed services.

•
Affiliates and other services. Revenues from our affiliates and other services represented 35% and 33% of our total revenues for both the three and six months ended June 30, 2017 and 2016, respectively. We expect these percentages to continue to grow. Our affiliates continue to purchase additional services from us versus purchasing from third-party suppliers, which include telecommunications services that we also provide to external customers, computer system development, including support services, network support and technical services.

•
Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband and video. While we believe our bundled service offerings can help retain customers, they also tend to lower our profit margins due to the related discounts.

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

Results of Operations
The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Operating revenues	$2,133	2,223	4,295	4,476
Operating expenses	1,560	1,621	3,142	3,249
Operating income	573	602	1,153	1,227
Total other expense, net	(135)	(135)	(263)	(268)
Income tax expense	170	179	344	367
Net income	$268	288	546	592
The following table summarizes our access lines, broadband subscribers and number of employees:

	As of June 30,		Increase/ (Decrease)	% Change
	2017	2016
	(in thousands)
Operational metrics:
Total access lines (1)	6,408	6,808	(400)	(6)%
Total broadband subscribers (1)	3,442	3,516	(74)	(2)%
Total employees	22.3	22.9	(0.6)	(3)%
_______________________________________________________________________________
(1) Access lines are lines reaching from the customers' premises to a connection with the public network and broadband subscribers are customers that purchase broadband connection service through their existing copper telephone lines or fiber-optic cables. Our methodology for counting our access lines and broadband subscribers includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count lines when we install the service.
Operating Revenues
The following tables summarize our consolidated operating revenues recorded under our three revenue categories:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Strategic services	$668	676	(8)	(1)%
Legacy services	718	812	(94)	(12)%
Affiliates and other services	747	735	12	2%
Total operating revenues	$2,133	2,223	(90)	(4)%

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Strategic services	$1,332	1,348	(16)	(1)%
Legacy services	1,461	1,655	(194)	(12)%
Affiliates and other services	1,502	1,473	29	2%
Total operating revenues	$4,295	4,476	(181)	(4)%

Strategic Services
Strategic services revenues decreased by $8 million, or 1%, and by $16 million, or 1%, for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016. The decrease in our strategic services revenues for both periods was primarily due to declines in our satellite video services revenues due to the restructuring of one of our contractual agreements and losses of broadband subscribers, which were partially offset by an increase in Ethernet services as a result of a reduction in credits issued in 2017 and price increases for broadband services.
Legacy Services
Legacy services revenues decreased by $94 million, or 12%, and by $194 million, or 12%, for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016. The decrease in our legacy services revenues for both periods was primarily due to lower local voice services revenues due to access line loss and reduced access services usage related to customer migration, competitive pressures and product substitution and to reductions in the volumes of our private line (including special access) services.
Affiliates and Other Services
Affiliates and other services revenues increased by $12 million, or 2%, and by $29 million, or 2%, for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016. The increase in affiliates and other services revenues for both periods was primarily due to increases in volume for our support services we provide to affiliates, which were partially offset by lower federal USF surcharges as a result of decreases in rates.
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$723	731	(8)	(1)%
Selling, general and administrative	235	235	—	—%
Operating expenses - affiliates	209	231	(22)	(10)%
Depreciation and amortization	393	424	(31)	(7)%
Total operating expenses	$1,560	1,621	(61)	(4)%

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,443	1,439	4	—%
Selling, general and administrative	479	485	(6)	(1)%
Operating expenses - affiliates	436	482	(46)	(10)%
Depreciation and amortization	784	843	(59)	(7)%
Total operating expenses	$3,142	3,249	(107)	(3)%
Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment expenses (such as modem expenses); payments of universal service funds (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); litigation expenses associated with our operations; and other expenses directly related to our operations.

Cost of services and products (exclusive of depreciation and amortization) decreased by $8 million, or 1%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The decrease in our cost of services and products is due to reductions in employee benefits and USF rates, which were partially offset by increases in allocated corporate costs from affiliates. Cost of services and products (exclusive of depreciation and amortization) increased by $4 million, or less than 1%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase in our cost of services and products was primarily due to increases in allocated corporate costs from affiliates and network expense, which were partially offset by reductions in employee benefits, payment processing fees and USF rates.
Selling, General and Administrative
Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising expenses; property and other operating taxes and fees; external commissions; litigation expenses associated with general matters; bad debt expense; and other selling, general and administrative expenses.
Selling, general and administrative expenses remained substantially unchanged, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased by $6 million, or 1%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This decrease in our selling, general and administrative expenses was primarily due to a reduction in external commissions, which was substantially offset by increases in salaries and wages driven by an increase in internal commissions and marketing and advertising expense.
Operating Expenses - Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.
Operating expenses - affiliates decreased by $22 million, or 10%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and by $46 million, or 10%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease in operating expenses - affiliates for both periods was primarily due to the decline in level of services provided to us by our affiliates.
Depreciation and Amortization
The following tables provide details of our depreciation and amortization expense:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Depreciation	$224	230	(6)	(3)%
Amortization	169	194	(25)	(13)%
Total depreciation and amortization	$393	424	(31)	(7)%

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Depreciation	$444	452	(8)	(2)%
Amortization	340	391	(51)	(13)%
Total depreciation and amortization	$784	843	(59)	(7)%
Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $6 million, or 3%, and by $8 million, or 2%, for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016. The depreciation expense related to our plant for the three and six months ended June 30, 2017 was lower than the depreciation expense for the three and six months ended June 30, 2016 due to full depreciation and retirement of certain plant placed in service prior to 2017. This decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service since June 30, 2016.

Amortization expense decreased by $25 million, or 13%, and by $51 million, or 13%, for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016. The decrease in amortization expense for both periods was primarily due to the use of accelerated amortization for a portion of our customer relationship assets. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize. In addition, amortization of capitalized software was lower due to software becoming fully amortized faster than new software was acquired or developed.
Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Interest expense	$(117)	(120)	(3)	(3)%
Interest expense - affiliate	(16)	(15)	1	7%
Other (expense) income, net	(2)	—	(2)	nm
Total other expense, net	$(135)	(135)	—	—%
Income tax expense	$170	179	(9)	(5)%

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Interest expense	$(231)	(241)	(10)	(4)%
Interest expense - affiliate	(31)	(29)	2	7%
Other (expense) income, net	(1)	2	(3)	nm
Total other expense, net	$(263)	(268)	(5)	(2)%
Income tax expense	$344	367	(23)	(6)%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense decreased by $3 million, or 3%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and by $10 million, or 4%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decline in interest expense for both periods was primarily due to an increase in the amount of interest capitalized as a component of property, plant and equipment and a reduction in the amount of coupon interest on senior notes. These factors impacting the decline in interest expense were partially offset by a reduction in the amount of net premium amortization due to the early retirement of several issuances of debt during 2016, which had the effect of increasing interest expense. See Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and Liquidity and Capital Resources below for additional information about our debt.

Interest Expense - Affiliates, Net
Affiliate interest expense increased by $1 million, or 7%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and by $2 million, or 7%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
Income Tax Expense
Income tax expense for the three months ended June 30, 2017 was $170 million, or an effective tax rate of 38.8%, compared to $179 million, or an effective tax rate of 38.3%, for the three months ended June 30, 2016. Income tax expense for the six months ended June 30, 2017 was $344 million, or an effective tax rate of 38.7%, compared to $367 million, or an effective tax rate of 38.3%, for the six months ended June 30, 2016. The 2017 rate and the 2016 rate include the effect of changes in state apportionment factors.
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
As of June 30, 2017, we had a working capital deficit of $574 million, reflecting current liabilities of $2.171 billion and current assets of $1.597 billion, compared to a working capital deficit of $1.090 billion as of December 31, 2016. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from CenturyLink, (iii) our ability to refinance QC's debt securities at maturity and (iv) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds or access to available funds that they are willing and able to contribute, advance or loan.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. CenturyLink evaluates capital expenditure projects on a company-wide basis based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of CenturyLink’s consolidated capital investment is influenced by, among other things, demand for CenturyLink’s services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase 2 infrastructure buildout requirements). Based on the type and volume of services we provide, approximately 42% to 43% of CenturyLink’s annual consolidated capital expenditures have been attributed over the last couple of years to us for use in our operations. These percentages are subject to change, and future percentages may vary significantly from past percentages. For more information on CenturyLink’s total capital expenditures, please see it's annual and quarterly reports filed with the SEC.
Our capital expenditures continue to be focused on our strategic services. For more information on our capital spending, see "Historical Information—Investing Activities" and Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016.

Debt and Other Financing Arrangements
Subject to market conditions, and to the extent feasible, we expect to continue to issue debt securities, under Qwest Corporation, from time to time in the future to refinance a substantial portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors. We have no debt maturities due during the remainder of 2017.
As of the date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Ba1
Fitch Ratings	BBB-
CenturyLink, Inc.'s and Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies, and downgrades could impact CenturyLink, Inc.'s and Qwest Corporation's access to debt capital or further raise CenturyLink, Inc.'s and Qwest Corporation's borrowing costs. Additional downgrades of CenturyLink, Inc.'s senior unsecured debt ratings could, under certain circumstances, incrementally increase the cost of CenturyLink, Inc.'s borrowing under its current revolving credit facility, which could indirectly impact us.
Following the announcement of CenturyLink, Inc's pending acquisition of Level 3 Communications, Inc. (“Level 3”), Standard & Poor's indicated that CenturyLink, Inc.'s current unsecured senior debt rating of BB has been placed on watch with negative implications, Moody’s Investors Service, Inc. indicated that CenturyLink, Inc.'s current senior unsecured debt rating of Ba3 has been placed on review for downgrade and Fitch Ratings indicated that CenturyLink, Inc.'s current unsecured senior debt rating of BB+ has been placed on negative watch. Additionally, Qwest Corporation's current unsecured senior debt rating of Ba1 has been placed on review for downgrade by Moody's Investors Service, Inc., and its current unsecured senior debt rating of BBB- has been placed on negative watch by Fitch Ratings. A downgrade of Qwest Corporation's rating by Fitch Ratings (or Standard & Poor's) would result in Qwest Corporation no longer being viewed as an "investment grade" issuer under the prevailing definition of that term. It is expected that any downgrades would be made only following the completion of the Level 3 acquisition.
For additional information regarding CenturyLink, Inc.'s and Qwest Corporation's funding arrangements, see "Risk Factors—Risks Relating to CenturyLink's Pending Acquisition of Level 3" and "Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
Term Loan
In 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At both June 30, 2017 and December 31, 2016, the outstanding principal balance on this term loan was $100 million.
Revolving Promissory Note
Qwest Corporation is currently indebted to an affiliate of CenturyLink under a revolving promissory note that provides Qwest Corporation with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $944 million was outstanding as of June 30, 2017. The revolving promissory note is due on demand and ranks equally to Qwest Corporation's outstanding Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of June 30, 2017, the weighted average interest rate was 6.710%. As of June 30, 2017 and December 31, 2016, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of June 30, 2017, $5 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
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
Benefits paid by CenturyLink's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, CenturyLink does not expect any contributions to be required for their qualified pension plan during the remainder of 2017. The amount of required contributions to CenturyLink's qualified pension plan in 2018 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. CenturyLink occasionally makes voluntary contributions in addition to required contributions. CenturyLink currently expects to make a voluntary contribution of $100 million to the trust for its qualified pension plan in the third quarter of 2017.
Substantially all of CenturyLink's post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that have been used to help cover the health care costs of certain retirees. As of December 31, 2016, assets in the post-retirement trusts had been substantially depleted and had a fair value of $53 million (a portion of which was comprised of investments with restricted liquidity), which has significantly limited CenturyLink's ability to continue paying benefits from the trusts; however, CenturyLink will continue to pay certain benefits through the trusts. Benefits not paid from the trusts are expected to be paid directly by CenturyLink with available cash.
The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the six months ended June 30, 2017, we made settlement payments of $44 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For 2017, we expect to make aggregate settlement payments of $87 million to QCII under the plan.
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
Connect America Fund
As a result of accepting CAF Phase 2 support payments, we will be obligated to make substantial capital expenditures to build broadband infrastructure in 13 states over the next several years. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.

In 2013, under the CAF Phase 1 Round 2 program, CenturyLink received $40 million in funding, of which $15 million was attributed to our service areas, for deployment of broadband services in rural areas. In compliance with program terms, during the second half of 2016, we returned $8 million for failing to timely meet interim buildout milestones, but thereafter continued our deployment efforts, which resulted in us ultimately fulfilling the total broadband enablement target. In the second quarter of 2017, we filed a claim with the FCC, in which we sought to recover the funding returned to the FCC in the second half of 2016 as noted above. If the claim is accepted by the FCC, we expect to recover $8 million in funding in the second half of 2017. As of June 30, 2017, we included $6 million of funding in deferred credits and other liabilities - other on our consolidated balance sheet.
Historical Information
The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		Increase / (Decrease)
	2017	2016
	(Dollars in millions)
Net cash provided by operating activities	$1,218	1,284	(66)
Net cash used in investing activities	(628)	(569)	59
Net cash used in financing activities	(589)	(714)	(125)
Operating Activities
Net cash provided by operating activities decreased by $66 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to negative variances in other current assets and liabilities, net and net income adjusted for non-cash items, which were partially offset with positive variances in accounts receivable and changes in other noncurrent assets and liabilities, net. For additional information about our operating results, see "Results of Operations" above.
Investing Activities
Net cash used in investing activities increased by $59 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to an increase in payments for property, plant and equipment and capitalized software, which was partially offset by positive variances in changes in advances to affiliates and an increase in the proceeds received from the sale of property. The increase in the payments for property, plant and equipment are directly related to our CAF Phase 2 broadband infrastructure buildout initiatives.
Financing Activities
Net cash used in financing activities decreased by $125 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to an increase in the net proceeds received from the issuance of long-term debt and a reduction in the dividends paid to QSC, which were partially offset by an increase in the repayments of long-term debt.
On May 9, 2017, Qwest Corporation redeemed $125 million aggregate principal amount of the remaining $288 million of its 7.5% Notes due 2051, which resulted in an immaterial loss.
On May 4, 2017, Qwest Corporation redeemed all $500 million of its 6.5% Notes due 2017, which resulted in an immaterial loss.
On April 27, 2017, Qwest Corporation issued $575 million aggregate principal amount of 6.75% Notes due 2057, and on May 5, 2017, issued an additional $85 million aggregate principal amount of such notes pursuant to an over-allotment option in exchange for aggregate net proceeds, after deducting underwriting discounts and other expenses, of $638 million. All of the 6.75% Notes are senior unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after June 15, 2022, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
See Note 2—Long-Term Debt and Revolving Promissory Note, for additional information on our outstanding debt securities and financing activities.

Other Matters
In February 2015, the FCC adopted new regulations that regulate broadband services as a public utility service under Title II of the Communications Act. In light of pending litigation and substantial changes in the composition of the FCC, we believe it is premature for us to determine the ultimate impact of the new regulations on our operations. For additional information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters” in Item 1A of Part II of this report.
CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of June 30, 2017.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2017, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the six months ended June 30, 2017, when compared to the disclosures provided in our annual report on Form 10-K for the year ended December 31, 2016.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed as of June 30, 2017.
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
In addition to historical information, this quarterly report includes certain forward-looking statements that are based upon our judgment and assumptions as of the date of this report concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are not guarantees of future results, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the effects of competition from a wide variety of competitive providers, including decreased demand for our legacy offerings and increased pricing pressures; the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete; the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, access charges, universal service, broadband deployment, data protection and net neutrality; our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix; possible changes in the demand for our products and services, including our ability to effectively respond to increased demand for high-speed broadband service; our ability to successfully maintain the quality and profitability of our existing product and service offerings, to provision them efficiently to our customers, and to introduce new offerings on a timely and cost-effective basis; the adverse impact on our business and network from possible equipment failures, service outages, security breaches or similar events impacting our network; our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, dividends, pension contributions and debt repayments; changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise; our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; CenturyLink's ability to successfully complete its pending acquisition of Level 3 Communications, Inc. and to timely realize the anticipated benefits of the transaction; increases in the costs of CenturyLink's pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations, which may in turn affect our business and liquidity; adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise; our ability to maintain favorable relations with our key business partners, customers, suppliers, vendors, landlords and financial institutions; our ability to effectively manage our network buildout project and our other expansion opportunities; our ability to collect our receivables from financially troubled customers; any adverse developments in legal or regulatory proceedings involving us or our affiliates (including CenturyLink); changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels; the effects of changes in accounting policies or practices, including potential future impairment charges; the effects of adverse weather or other natural or man-made disasters; the effects of more general factors such as changes in interest rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and other risks referenced in Item 1A or elsewhere in this quarterly report or other of our filings with the SEC. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. Given these uncertainties, we caution investors not to unduly rely upon our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of this report, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have omitted this information pursuant to General Instruction H(2).
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2017, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2017 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
Each of our offerings to our residential and business customers face increasingly intense competition from a variety of sources under evolving market conditions. We expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In particular, (i) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our wireline voice customers, (ii) strong competition from cable companies and others has impacted the growth of our broadband operations and (iii) aggressive competition from a wide range of technology companies and other market entrants has limited the prospects for our hosting operations. For more detailed information, see "Business—Competition" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016.
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
For many of our services, we can effectively compete only if we can quickly and efficiently (i) quote and accept customer orders, (ii) provision and initiate ordered services, (iii) provide customers with adequate means to manage their services and (iv) accurately bill for our services. Development of systems designed to support these tasks is a significant undertaking that continuously requires our personnel and third-party vendors to adjust to changes in our offerings and customers' preferences, to eliminate inconsistencies between the practices of our legacy operations and newly-acquired operations, to eliminate older support systems that are costly or obsolete, to develop uniform practices and procedures, and to automate them as much as possible. Our failure to continuously develop service support systems that are satisfactory to our current and potential customers and capable of being utilized by our workforce could adversely impact our competitive position.
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
Our ability to expand and update our systems and information technology infrastructure in response to our growth and changing business needs is important to our ability to maintain and develop attractive product and service offerings. As discussed further under “Business—Network Architecture” in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which combines our legacy network and CenturyLink's networks. Unanticipated delays in the completion of these projects may lead to increased project costs or operational inefficiencies. In addition, there may be issues related to our expanded or updated infrastructure that are not identified by our testing processes, and which may only become evident after we have started to fully utilize the redesigned systems. Our failure to modernize and upgrade our technology infrastructure could have adverse consequences, including the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, network instabilities, increased operating or acquisition integration costs, service or billing interruptions or delays, service offering inconsistencies and the diversion of development resources.
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
As of June 30, 2017, approximately 45% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
The Level 3 acquisition poses various risks to CenturyLink and us.
CenturyLink expects to incur substantial expenses in connection with completing the acquisition and integrating its operations with Level 3’s operations. For a variety of reasons, the integration process may not be successful. Moreover, in connection with the acquisition, CenturyLink will incur and assume a substantial amount of indebtedness. Under the agreements that are expected to govern such indebtedness, CenturyLink is expected to be bound by various covenants and other provisions that will impose restrictions on its ability to operate, and our corporate parent is expected to guaranty CenturyLink's debt and to secure such guaranty with a first priority interest in substantially all of its assets.
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
There are several material proceedings pending against CenturyLink and its affiliates, as described in Note 11—Commitments and Contingencies to the consolidated financial statements included in Item 1 of Part I of CenturyLink's quarterly report on Form 10-Q for the quarter ended June 30, 2017. Depending on their outcome, any of these matters could have a material adverse effect on our business, reputation, financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.
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
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of June 30, 2017, the aggregate principal amount of our consolidated long-term debt, excluding unamortized premiums, net, unamortized debt issuance costs and capital lease and other obligations, was $7.394 billion (excluding our note payable - affiliate of $944 million), which was included in CenturyLink's consolidated long-term debt of $25.077 billion as of that date. As of the date of this report, $1.984 billion aggregate principal amount of CenturyLink's consolidated debt securities is scheduled to mature prior to June 30, 2020. We have no debt securities scheduled to mature prior to June 30, 2020. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of CenturyLink, the credit markets or the economy generally. We may incur unexpected expenses or liabilities, and we may have limited access to financing.
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

We may also need to obtain additional financing or capital, or to investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of other circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink is required to contribute a material amount of cash to its pension plans, if CenturyLink is required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if CenturyLink becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 6—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report and Note 11—Commitments and Contingencies to the consolidated financial statements in Item 1 of Part I of CenturyLink's quarterly report on Form 10-Q for the quarter ended June 30, 2017. For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.
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
Our current debt agreements and the debt agreements of CenturyLink and its other subsidiaries allow us to incur additional debt, which could exacerbate the other risks described in this report.
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
As of June 30, 2017, approximately 55% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may similarly be required to record significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.
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

For information on risks faced by CenturyLink that could weaken its financial position (and thereby indirectly impact us), see the risk factor disclosures set forth in CenturyLink's annual and quarterly reports filed with the SEC.

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

j.
Seventeenth Supplemental Indenture dated as of April 27, 2017, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.18 of Qwest Corporation’s Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on April 27, 2017.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended June 30, 2017, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2017.

QWEST CORPORATION
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)