Form 10-Q
period 2017-09-30
QWEST CORP
filed 2017-11-13
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On November 9, 2017, there was one share of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,456	1,554	4,406	4,726
Operating revenues - affiliates	685	672	2,030	1,976
Total operating revenues	2,141	2,226	6,436	6,702
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	742	757	2,185	2,196
Selling, general and administrative	231	232	710	717
Operating expenses - affiliates	211	237	647	719
Depreciation and amortization	397	424	1,181	1,267
Total operating expenses	1,581	1,650	4,723	4,899
OPERATING INCOME	560	576	1,713	1,803
OTHER (EXPENSE) INCOME
Interest expense	(117)	(121)	(348)	(362)
Interest expense - affiliates, net	(16)	(15)	(47)	(44)
Other income (expense), net	6	(26)	5	(24)
Total other expense, net	(127)	(162)	(390)	(430)
INCOME BEFORE INCOME TAX EXPENSE	433	414	1,323	1,373
Income tax expense	168	159	512	526
NET INCOME	$265	255	811	847
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2017	As of December 31, 2016
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4	5
Accounts receivable, less allowance of $51 and $53	684	700
Advances to affiliates	849	872
Other	125	129
Total current assets	1,662	1,706
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	14,163	13,247
Accumulated depreciation	(6,219)	(5,602)
Net property, plant and equipment	7,944	7,645
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,354
Customer relationships, less accumulated amortization of $4,212 and $3,822	1,487	1,877
Other intangible assets, less accumulated amortization of $1,606 and $1,510	408	471
Other, net	79	96
Total goodwill and other assets	11,334	11,798
TOTAL ASSETS	$20,940	21,149
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$24	514
Accounts payable	366	398
Note payable - affiliate	965	914
Accrued expenses and other liabilities
Salaries and benefits	192	273
Income and other taxes	166	175
Other	132	122
Current affiliate obligations, net	83	87
Advance billings and customer deposits	274	313
Total current liabilities	2,202	2,796
LONG-TERM DEBT	7,264	6,747
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	130	131
Deferred income taxes, net	1,681	1,773
Affiliate obligations, net	882	944
Other	90	66
Total deferred credits and other liabilities	2,783	2,914
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(1,359)	(1,358)
Total stockholder's equity	8,691	8,692
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$20,940	21,149
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$811	847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,181	1,267
Deferred income taxes	(93)	(52)
Provision for uncollectible accounts	55	58
Net loss on early retirement of debt	5	27
Accrued interest on affiliate note	51	29
Changes in current assets and liabilities:
Accounts receivable	(39)	(49)
Accounts payable	(2)	(3)
Accrued income and other taxes	(9)	(6)
Other current assets and liabilities, net	(95)	(25)
Other current assets and liabilities - affiliates, net	(5)	15
Changes in other noncurrent assets and liabilities, net	24	(21)
Changes in affiliate obligations, net	(66)	(72)
Other, net	(3)	(5)
Net cash provided by operating activities	1,815	2,010
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,086)	(860)
Changes in advances to affiliates	23	(186)
Proceeds from sale of property	43	7
Other	(5)	—
Net cash used in investing activities	(1,025)	(1,039)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	638	1,173
Payments of long-term debt	(629)	(1,190)
Dividends paid to Qwest Services Corporation	(800)	(950)
Net cash used in financing activities	(791)	(967)
Net (decrease) increase in cash and cash equivalents	(1)	4
Cash and cash equivalents at beginning of period	5	3
Cash and cash equivalents at end of period	$4	7
Supplemental cash flow information:
Income taxes paid, net	$(604)	(578)
Interest paid (net of capitalized interest of $24 and $13)	$(343)	(353)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(1,358)	(1,143)
Net income	811	847
Dividends declared to Qwest Services Corporation	(800)	(950)
Dividend of equity interest in limited liability company to Qwest Services Corporation	(12)	—
Balance at end of period	(1,359)	(1,246)
TOTAL STOCKHOLDER'S EQUITY	$8,691	8,804
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
(1) Background
General
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local voice, broadband, private line (including special access), Ethernet, wavelength, network access, information technology, video and other ancillary services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers.
We generate the majority of our total consolidated operating revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.
Basis of Presentation
Our consolidated balance sheet as of December 31, 2016, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first nine months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (referred to herein as affiliates) have not been eliminated.
We reclassified certain prior period amounts to conform to the current period presentation. These changes had no impact on total operating revenues, total operating expenses or net income for any period.
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
We expect to adopt the provisions of ASU 2016-16 on the required adoption date of January 1, 2018. The impact of adopting ASU 2016-16, if any, will be recognized through a cumulative adjustment to accumulated deficit as of the date of adoption.
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
We are currently evaluating new lease administrative and accounting systems and are in the process of developing an implementation plan. We plan to adopt the standard when it becomes effective for us beginning January 1, 2019 and the adoption of the standard will result in the recognition of right of use assets and lease liabilities that have not previously been recorded. Although we believe it is premature as of the date of this report to provide an estimate of the impact of adopting ASU 2016-02, we do expect that it will have a material impact on our consolidated financial statements.
Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 replaces virtually all existing GAAP on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. We currently do not defer any contract acquisition costs, but we expect we will defer certain contract acquisition costs in the future, which initially could have the impact of lowering our operating expenses. We currently defer contract fulfillment costs only to the extent of any deferred revenue. Under ASU 2014-09, in certain transactions our deferred contract fulfillment costs could exceed our deferred revenues, which could result in an increase in deferred costs and could also impact the timing on our recognition of these deferred costs.

On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018, which is the date we plan to adopt this standard. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis, which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. We have completed our initial assessment of our business and systems requirements, and we are currently developing and implementing a new revenue recognition system to comply with the requirements of ASU 2014-09. In addition, we are undergoing a review of our existing internal controls relating to our revenue recognition and financial reporting processes, and we expect to update or implement additional controls in applying the five-step model for recognizing revenue. We currently plan to adopt the new revenue recognition standard under the modified retrospective transition method. As of the date of this report, we are not able to provide reasonably accurate estimates of the impact of implementing ASU 2014-09 on the timing of our revenue recognition or the transition adjustment that will be recorded to equity on January 1, 2018.
(2) Long-Term Debt and Revolving Promissory Note
Long-term debt, including unamortized discounts and premiums, unamortized debt issuance costs and note payable - affiliate, were as follows:

	Interest Rates	Maturities	As of September 30, 2017	As of December 31, 2016
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2021 - 2057	$7,294	7,259
Term loan	2.990%	2025	100	100
Capital lease and other obligations	Various	Various	44	32
Unamortized premiums, net			1	4
Unamortized debt issuance costs			(151)	(134)
Total long-term debt			7,288	7,261
Less current maturities			(24)	(514)
Long-term debt, excluding current maturities			$7,264	6,747
Note payable - affiliate	6.710%	2022	$965	914
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

Revolving Promissory Note
On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance of this new revolving promissory note and the accrued interest thereon shall be due and payable on demand, but if no demand is made, then on June 30, 2022. As of September 30, 2017, the amended and restated revolving promissory note had an outstanding balance of $965 million and bore interest at a weighted-average interest rate of 6.710%. As of September 30, 2017 and December 31, 2016, the amended and restated revolving promissory note and the original revolving promissory note, respectively, are reflected on our consolidated balance sheets as a current liability under note payable - affiliate. In accordance with the terms of the amended and restated revolving promissory note, all accrued and unpaid interest is capitalized to the unpaid principal balance on June 30 and December 31 of each year.
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
As of September 30, 2017, we believe we were in compliance with the provisions and covenants of our debt agreements.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of September 30, 2017		As of December 31, 2016
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$7,244	7,602	7,229	7,203

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
Changes in our accrued liability for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2016	$52
Accrued to expense	6
Payments, net	(54)
Balance at September 30, 2017	$4
(5) Products and Services Revenues
We are an integrated communications company engaged primarily in providing an array of communications services, including local voice, broadband, private line (including special access), Ethernet, wavelength, network access, information technology, video and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
We categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily broadband, Ethernet, wavelength, video and other ancillary services;

•
Legacy services, which include primarily local voice, private line (including special access), Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and other ancillary services; and

•
Affiliates and other services, which consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments, USF surcharges and services we provide to our affiliates. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific services we list on our customers' invoices to fund the FCC's universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.
Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Strategic services	$679	676	2,011	2,023
Legacy services	699	794	2,160	2,450
Affiliates and other services	763	756	2,265	2,229
Total operating revenues	$2,141	2,226	6,436	6,702
At September 30, 2017, we did not have any single customer that provided more than 10% of our total consolidated operating revenues, and substantially all of our consolidated revenues came from customers located in the United States.

We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated $33 million and $37 million for the three months ended September 30, 2017 and 2016, respectively, and $100 million and $113 million for the nine months ended September 30, 2017 and 2016, respectively. These USF surcharges, where we record revenue, are included in "affiliates and other services" revenues and these transaction taxes are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
(6) Commitments and Contingencies
Pending Matters
We are vigorously defending against all of the matters described below. As a matter of course, we are prepared to both litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities. In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. We have established accrued liabilities for these matters described below where losses are deemed probable and reasonably estimable.
Switched Access Disputes
Subsidiaries of CenturyLink, Inc., including us, are among hundreds of companies involved in an industry-wide dispute, raised in nearly 100 federal lawsuits (filed between 2014 and 2016) that have been consolidated in the United States District Court for the Northern District of Texas for pretrial procedures. The disputes relate to switched access charges that local exchange carriers ("LECs") collect from interexchange carriers ("IXCs") for IXCs' use of LEC's access services. In the lawsuits, IXCs, including Sprint Communications Company L.P. and various affiliates of Verizon Communications Inc., assert that federal and state laws bar LECs from collecting access charges when IXCs exchange certain types of calls between mobile and wireline devices that are routed through an IXC. Some of these IXCs have asserted claims seeking refunds of payments for access charges previously paid and relief from future access charges.
In November 2015, the federal court agreed with the LECs and rejected the IXCs' contention that federal law prohibits these particular access charges. In light of this ruling, some of the defendants, including us, have petitioned the FCC to address these issues on an industry-wide basis.
The outcome of these disputes and lawsuits, as well as any related regulatory proceedings that could ensue, are currently not predictable. If we are required to stop assessing these charges or to pay refunds of any such charges, our financial results could be negatively affected.
Billing Practices Suits
In June 2017, a former employee of CenturyLink filed an employment lawsuit against CenturyLink claiming that she was wrongfully terminated for alleging that CenturyLink charged some of its retail customers for products and services they did not authorize. Starting shortly thereafter and continuing since then, and based in part on the allegations made by the former employee, a series of consumer and shareholder putative class actions were filed against CenturyLink, and it received several shareholder derivative demands. In July 2017, the Minnesota Attorney General also filed a civil suit on behalf of the Minnesota consumers alleging that we and certain of our affiliates engaged in improper sales and billing practices. The filing of additional related lawsuits is possible. The consumer putative class actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings. The shareholder putative class actions have been consolidated into a single action that currently is pending in U.S. District Court for the Western District of Louisiana. In addition, a separate, related class action has been filed in U.S. District Court for the Southern District of New York purportedly on behalf of persons who purchased certain of CenturyLink's Senior Notes. Although CenturyLink and/or various of its subsidiaries are named in these lawsuits, Qwest Corporation is currently a named defendant in only the Minnesota Attorney General civil suit. In late June 2017, CenturyLink's Board of Directors formed a special committee of outside directors to investigate improper sales and billing practices and related matters. In August 2017, CenturyLink's Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. Both investigations are ongoing.

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
CenturyLink, Inc. and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As an indirect wholly-owned subsidiary of CenturyLink, Inc., our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink, Inc.'s quarterly and annual reports filed with the Securities and Exchange Commission. Because we are not a party to these, we have not accrued any liabilities for the matters.
_________________
The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our forward-looking statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors-Risks Relating to Legal and Regulatory Matters-Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part II of this report.
(7) Dividends
From time to time we may declare and pay dividends to our direct parent company, Qwest Services Corporation ("QSC"), sometimes in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not currently limit the amount of dividends we can pay to QSC.
During the nine months ended September 30, 2017, we declared and paid dividends of $800 million to QSC. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.
On March 31, 2017, we distributed our equity interest valued at $12 million in a limited liability company to QSC. The limited liability company's sole asset was a building that was being utilized by an affiliate.
(8) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of September 30, 2017	As of December 31, 2016
	(Dollars in millions)
Prepaid expenses	$58	48
Assets held for sale	4	8
Other	63	73
Total other current assets	$125	129

Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable:

	As of September 30, 2017	As of December 31, 2016
	(Dollars in millions)
Accounts payable	$366	398
Included in accounts payable at September 30, 2017 and December 31, 2016, were $92 million and $53 million, respectively, associated with capital expenditures.
(9) Labor Union Contracts
As of September 30, 2017, approximately 10,000, or 45%, of our employees were members of various bargaining units represented by the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). In mid-2017, we reached new agreements with the CWA District 7 and IBEW Local 206 for these employees, who were subject to collective bargaining agreements that expired on October 7, 2017. The new agreements were effective June 18, 2017 and will expire on March 28, 2020 and include terms substantially similar to those contained in the prior agreements.

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
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local voice, broadband, private line (including special access), Ethernet, wavelength, network access, information technology, video and other ancillary services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
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
We categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily broadband, Ethernet, wavelength, video and other ancillary services;

•
Legacy services, which include primarily local voice, private line (including special access), Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and other ancillary services; and

•
Affiliates and other services, which consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments, USF surcharges and services we provide to our affiliates. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific services we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.
At September 30, 2017, we operated 6.3 million access lines and served 3.4 million broadband subscribers. Our methodology for counting access lines and broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.
Business Trends
Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to lower margin strategic services, such as broadband and video services, from higher margin legacy services. Revenues from our strategic services represented 32% and 30% of our total revenues for three months ended September 30, 2017 and 2016, respectively, and 31% and 30% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively. We continue to experience price compression due to competition, which has negatively impacted the revenue trends and operating margins of our strategic services, and we expect this trend to continue. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing the scope and connection speeds of our broadband services is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most customers already have broadband services and growth opportunities are limited. Moreover, as described further in "Risk Factors" in Item 1A of Part II of this report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher average broadband speeds than ours or expanding their advanced wireless data service offerings. We face competition in Ethernet-based services in the wholesale market from cable companies and competitive fiber-based telecommunications providers.

•
Legacy services. Revenues from our legacy services represented 33% and 36% of our total revenues for three months ended September 30, 2017 and 2016, respectively, and 34% and 37% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively. We expect these percentages to continue to decline. Our legacy services revenues have been, and we expect they will continue to be adversely affected by access line losses and price compression. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenue associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below. Demand for our private line services (including special access) continues to decline due to customers' optimization of their networks, industry consolidation and technological migration to higher-speed services.

•
Affiliates and other services. Revenues from our affiliates and other services represented 35% and 34% of our total revenues for three months ended September 30, 2017 and 2016, respectively, and 35% and 33% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively. We expect these percentages to continue to grow. Our affiliates continue to purchase additional services from us versus purchasing from third-party suppliers, which include telecommunications services that we also provide to external customers, computer system development, including support services, network support and technical services.

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
Results of Operations
The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Operating revenues	$2,141	2,226	6,436	6,702
Operating expenses	1,581	1,650	4,723	4,899
Operating income	560	576	1,713	1,803
Total other expense, net	(127)	(162)	(390)	(430)
Income tax expense	168	159	512	526
Net income	$265	255	811	847
The following table summarizes our access lines, broadband subscribers and number of employees:

	As of September 30,		Increase/ (Decrease)	% Change
	2017	2016
	(in thousands)
Operational metrics:
Total access lines (1)	6,275	6,697	(422)	(6)%
Total broadband subscribers (1)	3,383	3,487	(104)	(3)%
Total employees	22.3	23.0	(0.7)	(3)%
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
Operating Revenues
The following tables summarize our consolidated operating revenues recorded under our three revenue categories:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Strategic services	$679	676	3	—%
Legacy services	699	794	(95)	(12)%
Affiliates and other services	763	756	7	1%
Total operating revenues	$2,141	2,226	(85)	(4)%

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Strategic services	$2,011	2,023	(12)	(1)%
Legacy services	2,160	2,450	(290)	(12)%
Affiliates and other services	2,265	2,229	36	2%
Total operating revenues	$6,436	6,702	(266)	(4)%
Strategic Services
Strategic services revenues increased by $3 million, or less than 1%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in our strategic services was primarily due to an increase in Ethernet volume and a reduction in credits issued in 2017 and price increases for broadband services, which were partially offset by declines in our satellite video services revenues due to the restructuring of one of our contractual agreements and losses of broadband subscribers. Strategic services revenues decreased by $12 million, or 1%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease in our strategic services revenues was primarily due to declines in our satellite video services revenues due to the restructuring of one of our contractual agreements and losses of broadband subscribers, which were partially offset by an increase in Ethernet services as a result of a reduction in credits issued in 2017, price increases for broadband services and a rate increase in the broadband cost recovery fee.
Legacy Services
Legacy services revenues decreased by $95 million, or 12%, and by $290 million, or 12%, for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016. The decrease in our legacy services revenues for both periods was primarily due to lower local voice services revenues due to access line loss and reduced access services usage related to customer migration, competitive pressures and product substitution and to reductions in the volumes of our private line (including special access) services.
Affiliates and Other Services
Affiliates and other services revenues increased by $7 million, or 1%, and by $36 million, or 2%, for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016. The increase in affiliates and other services revenues for both periods was primarily due to increases in volume for our support services we provide to affiliates, which were partially offset by lower federal USF surcharges as a result of decreases in rates.
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$742	757	(15)	(2)%
Selling, general and administrative	231	232	(1)	—%
Operating expenses - affiliates	211	237	(26)	(11)%
Depreciation and amortization	397	424	(27)	(6)%
Total operating expenses	$1,581	1,650	(69)	(4)%

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,185	2,196	(11)	(1)%
Selling, general and administrative	710	717	(7)	(1)%
Operating expenses - affiliates	647	719	(72)	(10)%
Depreciation and amortization	1,181	1,267	(86)	(7)%
Total operating expenses	$4,723	4,899	(176)	(4)%
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
Cost of services and products (exclusive of depreciation and amortization) decreased by $15 million, or 2%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The decrease in our cost of services and products is due to reductions in employee benefits from lower healthcare costs, allocated costs from affiliates and USF rates, which were partially offset by an increase in network expense. Cost of services and products (exclusive of depreciation and amortization) decreased by $11 million, or 1%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease in our cost of services and products was primarily due to reductions in employee benefits from lower healthcare costs and USF rates, which were partially offset by increases in allocated costs from affiliates and network expense.
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
Selling, general and administrative expenses decreased by $1 million, or less than 1%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and by $7 million, or 1%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease in our selling, general and administrative expenses for both periods was primarily due to a reduction in external commissions, which was substantially offset by an increase in marketing and advertising expenses and a decrease in the loss on the sale of assets in 2017 as compared to 2016.

Operating Expenses - Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.
Operating expenses - affiliates decreased by $26 million, or 11%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and by $72 million, or 10%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease in operating expenses - affiliates for both periods was primarily due to the decline in the level of services provided to us by our affiliates.
Depreciation and Amortization
The following tables provide details of our depreciation and amortization expense:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Depreciation	$231	233	(2)	(1)%
Amortization	166	191	(25)	(13)%
Total depreciation and amortization	$397	424	(27)	(6)%

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Depreciation	$674	686	(12)	(2)%
Amortization	507	581	(74)	(13)%
Total depreciation and amortization	$1,181	1,267	(86)	(7)%
Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $2 million, or 1%, and by $12 million, or 2%, for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016. The depreciation expense related to our plant for the three and nine months ended September 30, 2017 was lower than the depreciation expense for the three and nine months ended September 30, 2016 due to full depreciation and retirement of certain plant placed in service prior to 2017. This decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service since September 30, 2016.
Amortization expense decreased by $25 million, or 13%, and by $74 million, or 13%, for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016. The decrease in amortization expense for both periods was primarily due to the use of accelerated amortization for a portion of our customer relationship assets. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize. In addition, amortization of capitalized software was lower due to software becoming fully amortized faster than new software was acquired or developed.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Interest expense	$(117)	(121)	(4)	(3)%
Interest expense - affiliate	(16)	(15)	1	7%
Other income (expense), net	6	(26)	32	nm
Total other expense, net	$(127)	(162)	(35)	(22)%
Income tax expense	$168	159	9	6%

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Interest expense	$(348)	(362)	(14)	(4)%
Interest expense - affiliate	(47)	(44)	3	7%
Other income (expense), net	5	(24)	29	nm
Total other expense, net	$(390)	(430)	(40)	(9)%
Income tax expense	$512	526	(14)	(3)%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense decreased by $4 million, or 3%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and by $14 million, or 4%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decline in interest expense for both periods was primarily due to an increase in the amount of interest capitalized as a component of property, plant and equipment and a reduction in the amount of coupon interest on senior notes. These factors impacting the decline in interest expense were partially offset by a reduction in the amount of net premium amortization due to the early retirement of several issuances of debt during 2016, which had the effect of increasing interest expense. See Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and Liquidity and Capital Resources below for additional information about our debt.
Interest Expense - Affiliates, Net
Affiliate interest expense increased by $1 million, or 7%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and by $3 million, or 7%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The affiliate interest expense remained substantially unchanged for both periods.
Other Income (Expense), Net
Other income (expense), net reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions and components of net periodic pension and postretirement benefit costs. Other income (expense), net increased by $32 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and by $29 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase in other income (expense), net for both periods was primarily due to a reduction in the loss on early retirement of debt and an increase in intercompany interest income.

Income Tax Expense
Income tax expense for the three months ended September 30, 2017 was $168 million, or an effective tax rate of 38.8%, compared to $159 million, or an effective tax rate of 38.4%, for the three months ended September 30, 2016. Income tax expense for the nine months ended September 30, 2017 was $512 million, or an effective tax rate of 38.7%, compared to $526 million, or an effective tax rate of 38.3%, for the nine months ended September 30, 2016. The 2017 rate and the 2016 rate include the effect of changes in state apportionment factors.
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
As of September 30, 2017, we had a working capital deficit of $540 million, reflecting current liabilities of $2.202 billion and current assets of $1.662 billion, compared to a working capital deficit of $1.090 billion as of December 31, 2016. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from CenturyLink, (iii) our ability to refinance QC's debt securities at maturity and (iv) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds or access to available funds that they are willing and able to contribute, advance or loan.
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
Our capital expenditures continue to be focused on our strategic services. For more information on our capital spending, see "Historical Information—Investing Activities" below and Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016.
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

Following CenturyLink's acquisition of Level 3 Communications, Inc. ("Level 3"), Qwest Corporation's current unsecured senior debt rating of Ba1 was downgraded to Ba2 with a negative outlook by Moody's Investors Service, Inc., and its current unsecured senior debt rating of BBB- was downgraded to BB+ with a stable outlook by Fitch Ratings. The downgrade of Qwest Corporation's rating by Fitch Ratings resulted in Qwest Corporation no longer being viewed as an "investment grade" issuer under the prevailing definition of that term. Standard and Poor's reaffirmed its rating of BBB- with a stable outlook for Qwest Corporation's current unsecured senior debt.
As of the date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Ba2
Fitch Ratings	BB+
CenturyLink, Inc.'s and Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies.
For additional information regarding CenturyLink, Inc.'s and Qwest Corporation's funding arrangements, see "Risk Factors—Risks Relating to CenturyLink's Acquisition of Level 3" and "Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
Term Loan
In 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At both September 30, 2017 and December 31, 2016, the outstanding principal balance on this term loan was $100 million.
Revolving Promissory Note
On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance of this new revolving promissory note and the accrued interest thereon shall be due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of September 30, 2017, the weighted average interest rate was 6.710%. As of September 30, 2017 and December 31, 2016, the amended and restated revolving promissory note and the original revolving promissory note, respectively, are reflected on our consolidated balance sheets as a current liability under note payable - affiliate.
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
Benefits paid by CenturyLink's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, CenturyLink does not expect any contributions to be required for their qualified pension plan during the remainder of 2017. The amount of required contributions to CenturyLink's qualified pension plan in 2018 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. CenturyLink occasionally makes voluntary contributions in addition to required contributions. CenturyLink made a voluntary contribution of $100 million to the trust for its qualified pension plan in the third quarter of 2017.
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
The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the nine months ended September 30, 2017, we made settlement payments of $65 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For 2017, we expect to make aggregate settlement payments of $87 million to QCII under the plan.
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
Connect America Fund
As a result of accepting CAF Phase 2 support payments, we must meet certain specified infrastructure buildout requirements in 13 states over the next several years. In order to meet these specified infrastructure buildout requirements, we may be obligated to make substantial capital expenditures. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.

Historical Information
The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016
	(Dollars in millions)
Net cash provided by operating activities	$1,815	2,010	(195)
Net cash used in investing activities	(1,025)	(1,039)	(14)
Net cash used in financing activities	(791)	(967)	(176)
Operating Activities
Net cash provided by operating activities decreased by $195 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to negative variances in net income adjusted for non-cash items and other current assets and liabilities, net. For additional information about our operating results, see "Results of Operations" above.
Investing Activities
Net cash used in investing activities decreased by $14 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to a positive variance in the change in advances to affiliates, which was substantially offset by an increase in payments for property, plant and equipment and capitalized software.
Financing Activities
Net cash used in financing activities decreased by $176 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to a reduction in the dividends paid to QSC.
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
Other Matters
On November 1, 2017, CenturyLink acquired Level 3 Communications, Inc. through successive merger transactions, including a merger of Level 3 into its successor-in-interest, Level 3 Parent, LLC. In connection with this acquisition, CenturyLink borrowed and assumed a material amount of debt and issued a material amount of new shares, which will significantly increase its future interest costs and the amount of its quarterly common stock dividend payments (assuming CenturyLink’s board continues declaring dividends at the current rate). The acquisition is also expected to increase CenturyLink’s annual capital expenditures. For additional information, see “Risk Factors - Risks Relating to CenturyLink’s Recently-Completed Acquisition of Level 3” in Item 1A of Part II of this report.
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

CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to these matters, we have not accrued any liabilities for these matters as of September 30, 2017.
Market Risk
As of September 30, 2017, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and amended and restated revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2017, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of September 30, 2017, we did not hold or issue derivative financial instruments for trading or speculative purposes.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the nine months ended September 30, 2017, when compared to the disclosures provided in our annual report on Form 10-K for the year ended December 31, 2016.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2017.
Off-Balance Sheet Arrangements
As of this date of this report, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2016, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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
In addition to historical information, this quarterly report includes certain forward-looking statements that are based upon our judgment and assumptions as of the date of this report concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are not guarantees of future results, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the effects of competition from a wide variety of competitive providers, including decreased demand for our legacy offerings and increased pricing pressures; the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete; the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, access charges, universal service, broadband deployment, data protection and net neutrality; our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix; possible changes in the demand for our products and services, including our ability to effectively respond to increased demand for high-speed broadband service; our ability to successfully maintain the quality and profitability of our existing product and service offerings, to provision them efficiently to our customers, and to introduce new offerings on a timely and cost-effective basis; the adverse impact on our business and network from possible equipment failures, service outages, security breaches or similar events impacting our network; our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, dividends, pension contributions and debt repayments; changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise; our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; CenturyLink's ability to timely realize the anticipated benefits of its recently-completed Level 3 business combination; increases in the costs of CenturyLink's pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations, which may in turn affect our business and liquidity; adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise; our ability to maintain favorable relations with our key business partners, customers, suppliers, vendors, landlords and financial institutions; our ability to effectively manage our network buildout project and our other expansion opportunities; our ability to collect our receivables from financially troubled customers; any adverse developments in legal or regulatory proceedings involving us or our affiliates (including CenturyLink); changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels; the effects of changes in accounting policies or practices, including potential future impairment charges; the effects of adverse weather or other natural or man-made disasters; the effects of more general factors such as changes in interest rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and other risks referenced in Item 1A or elsewhere in this quarterly report or other of our filings with the SEC. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. Given these uncertainties, we caution investors not to unduly rely upon our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of this report, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have omitted this information pursuant to General Instruction H(2).
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, Sunit S. Patel, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2017, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2017 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with the infrastructure of, other communications carriers who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements limits our control over the quality of our services and exposes us to the risk that our ability to market our services could be adversely impacted by changes in the plans or properties of the carriers upon which we are reliant. In addition, we are exposed to the risk that the other carriers may be unwilling to continue or renew these arrangements in the future on terms favorable to us, or at all. This risk is heightened when the other carrier is a competitor of ours and may benefit from terminating the agreement. If we lose these arrangements and cannot timely replace them, our ability to provide services to our customers and conduct our business could be materially adversely affected.
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
As of September 30, 2017, approximately 45% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
Risks Relating to CenturyLink’s Recently-Completed Acquisition of Level 3
We cannot assure you that our ultimate parent company, CenturyLink, will timely realize the anticipated benefits of the Level 3 business combination.
Our ultimate parent company, CenturyLink, expects to attain substantial benefits from its November 1, 2017 business combination with Level 3, including enhanced scale, cost savings and the receipt of Level 3’s net operating loss carryforwards. We cannot assure you that CenturyLink will be able to attain the anticipated benefits thereof.
The Level 3 acquisition poses various risks to CenturyLink and us.
CenturyLink incurred substantial expenses in connection with completing the acquisition of Level 3 on November 1, 2017, and they expect to continue to incur substantial expenses in connection with integrating its operations with Level 3’s operations. For a variety of reasons, the integration process may not be successful. Moreover, in connection with the acquisition, CenturyLink incurred and assumed a substantial amount of indebtedness. Under the agreements that govern such indebtedness, CenturyLink is bound by various covenants and other provisions that impose restrictions on its ability to operate, and our corporate parent has guaranteed CenturyLink's debt and has secured such guaranty with a first priority interest in substantially all of its assets.
CenturyLink’s acquisition of Level 3 raises other risks.
CenturyLink’s acquisition of Level 3 and its ownership of Level 3 raise additional risks not described above. For additional information, see CenturyLink’s (i) definitive joint proxy statement/prospectus filed with the SEC on February 13, 2017 and (ii) Level 3's most recently filed annual report on Form 10-K, as updated by its subsequent quarterly reports on Form 10-Q.
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
There are several material proceedings pending against CenturyLink and its affiliates, as described in Note 10—Commitments and Contingencies to the consolidated financial statements included in Item 1 of Part I of CenturyLink's quarterly report on Form 10-Q for the quarter ended September 30, 2017, and certain material proceedings pending against us, as described in Note 6—Commitments and Contingencies. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditures and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. For each of these reasons, any of the proceedings described in Note 6, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the trading price of our securities and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on our operating results or financial condition.
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
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of September 30, 2017, the aggregate principal amount of our consolidated long-term debt, excluding unamortized premiums, net, unamortized debt issuance costs and capital lease and other obligations, was $7.394 billion (excluding our note payable - affiliate of $965 million), which was included in CenturyLink's consolidated long-term debt of $24.998 billion (excluding the additional debt CenturyLink incurred and assumed on November 1, 2017) as of that date. As of the date of this report, $1.907 billion aggregate principal amount of CenturyLink's consolidated debt securities is scheduled to mature prior to September 30, 2020 (excluding debt that CenturyLink assumed upon acquiring Level 3). We have no debt securities scheduled to mature prior to September 30, 2020. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of CenturyLink, the credit markets or the economy generally. We may incur unexpected expenses or liabilities, and we may have limited access to financing.
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

We may also need to obtain additional financing or capital, or to investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of other circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink is required to contribute a material amount of cash to its pension plans, if CenturyLink is required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if CenturyLink becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 6—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report and Note 10—Commitments and Contingencies to the consolidated financial statements in Item 1 of Part I of CenturyLink's quarterly report on Form 10-Q for the quarter ended September 30, 2017. For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.
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
As noted above in Item 2 of Part I of this report, following CenturyLink's acquisition of Level 3, our current unsecured senior debt rating of Ba1 was downgraded to Ba2 with a negative outlook by Moody's Investors Service, Inc., and our current unsecured senior debt rating of BBB- was downgraded to BB+ with a stable outlook by Fitch Ratings. The downgrade of our rating by Fitch Ratings resulted in us no longer being viewed as an "investment grade" issuer under the prevailing definition of that term. Standard and Poor's reaffirmed its rating of BBB- with a stable outlook for our current unsecured senior debt.
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
As of September 30, 2017, approximately 54% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may similarly be required to record significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation, financial condition or ability to comply with financial covenants in our debt instruments.
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

Legislators and regulators at all levels of government may from time to time change existing tax laws or regulations or enact new laws or regulations that could negatively impact our operating results or financial condition. The new U.S. Presidential administration and congressional leaders have recently proposed comprehensive tax reform, including certain changes that could adversely impact us. Although we cannot at this time predict the impact of these changes on our business, they could be material.
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

4.4
Revolving Promissory Note, dated as of April 18, 2012, pursuant to which Qwest Corporation may borrow from an affiliate of CenturyLink, Inc. up to $1.0 billion on a revolving basis (incorporated by reference to Exhibit 4.7(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No 001-07784) filed with the Securities and Exchange Commission on August 9, 2012), as amended by the Amended and Restated Revolving Promissory Note, dated as of September 30, 2017, by and between Qwest Corporation and an affiliate of CenturyLink, Inc. (incorporated by reference to Exhibit 4.9(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2017 (File No. 001-077884) filed with the Securities and Exchange Commission on November 9, 2017).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended September 30, 2017, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2017.

QWEST CORPORATION
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Assistant Secretary (Chief Accounting Officer)