Form 10-K
period 2017-12-31
QWEST CORP
filed 2018-03-12
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission File No. 001-03040
QWEST CORPORATION
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0273800 (I.R.S. Employer Identification No.)
100 CenturyLink Drive, Monroe, Louisiana (Address of principal executive offices)	71203 (Zip Code)
(318) 388-9000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
7.75% Notes Due 2030	New York Stock Exchange
7.375% Notes Due 2030	New York Stock Exchange
6.875% Notes Due 2033	New York Stock Exchange
7.125% Notes Due 2043	New York Stock Exchange
7.25% Notes Due 2025	New York Stock Exchange
7.25% Notes Due 2035	New York Stock Exchange
7.5% Notes Due 2051	New York Stock Exchange
6.75% Notes Due 2021	New York Stock Exchange
7.00% Notes Due 2052	New York Stock Exchange
7.00% Notes Due 2052	New York Stock Exchange
6.125% Notes Due 2053	New York Stock Exchange
6.875% Notes Due 2054	New York Stock Exchange
6.625% Notes Due 2055	New York Stock Exchange
7% Notes Due 2056	New York Stock Exchange
6.5% Notes Due 2056	New York Stock Exchange
6.75% Notes Due 2057	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On March 12, 2018, one share of common stock was outstanding. None of Qwest Corporation's common stock is held by non-affiliates.
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
PART I
ITEM 1. BUSINESS
Overview
We are an integrated communications company engaged primarily in providing an array of communications services to our business and residential customers. Our communications services include local voice, broadband, private line (including business data services), Ethernet, network access, information technology and other ancillary services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers ("CLEC"). We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
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
On April 1, 2011, our indirect parent QCII became a wholly-owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction. On November 1, 2017, CenturyLink acquired Level 3 Communications, Inc. ("Level 3") in a cash and stock transaction that substantially impacts CenturyLink's operations and financial position. For more information, see CenturyLink's annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.
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
For a discussion of certain risks applicable to our business, see "Risk Factors" in Item 1A of Part I of this report. The summary financial information in this Item 1 should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Financial and Operational Highlights
The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2017(1)	2016(2)	2015
	(Dollars in millions)
Consolidated statements of operations summary results:
Operating revenues	$8,550	8,910	8,964
Operating expenses	6,237	6,586	6,704
Operating income	$2,313	2,324	2,260
Net income	$1,657	1,085	1,074
_______________________________________________________________________________

(1)
The enactment of the Tax Cuts and Jobs Act legislation in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax benefit of $555 million.

(2)	During 2016, we recognized $90 million of severance expenses and other one-time termination benefits associated with workforce reductions.
The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2017(1)	2016
	(Dollars in millions)
Consolidated balance sheets summary information:
Total assets	$20,869	21,149
Total long-term debt(2)	7,281	7,261
Total stockholder's equity	9,337	8,692
_______________________________________________________________________________

(1)
The enactment of the Tax Cuts and Jobs Act legislation in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax benefit of $555 million.

(2)
Total long-term debt for the years ended December 31, 2017 and 2016 includes current maturities of long-term debt and long-term debt (excluding note payable-affiliate of $965 million and $914 million, respectively) on our consolidated balance sheets. For additional information on our total long-term debt, see Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this report. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future Contractual Obligations" in Item 7 of Part II of this report.

The following table summarizes certain of our operational metrics:

	As of December 31,
	2017	2016	2015
	(in thousands)
Operational metrics:
Total access lines(1)	6,141	6,611	6,997
Total broadband subscribers(1)	3,320	3,485	3,546
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

Operations
We group our products and services among three major categories: strategic services, legacy services and affiliates and other services. See descriptions of these categories below in the section "Products and Services." The following table provides a summary of our operating revenues by category:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Strategic services	$2,686	2,696	2,617
Legacy services	2,831	3,216	3,593
Affiliates and other services	3,033	2,998	2,754
Total operating revenues	$8,550	8,910	8,964
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
Products and Services
Our products and services include local voice, broadband, private line (including business data services), Ethernet, network access, information technology ("IT") and other ancillary services. We offer our customers the ability to bundle together several products and services, such as broadband, video (including DIRECTV through CenturyLink's strategic partnership) and voice services. We believe our customers value the convenience and price discounts associated with receiving multiple services through a single company.
Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our network serves approximately 6.1 million access lines in 14 states and forms a portion of the public switched telephone network, or PSTN. For more information on our network, see "Business—Network Architecture" below.
Described in greater detail below are our primary products, services and revenue sources.
Strategic Services
We primarily focus our marketing and sales efforts on our “strategic” services, which are those services for which demand generally remains positive and that we believe are most important to our future performance. Generally speaking, our strategic services enable our customers to access the Internet, connect to private networks and transmit data, and enhance the security, reliability and efficiency of our customers’ communications. Our strategic services are comprised of the following:

•
Broadband. Our broadband services allow customers to connect at high speeds to the Internet through their existing telephone lines or fiber-optic cables. Substantially all of our broadband subscribers are located within the local service area of our wireline telephone operations; and

•
Ethernet. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and wide area networks. Ethernet services are also used to provide transmission services to wireless service providers that use our fiber-optic cables connected to their towers.

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

•
Private Line. A private line (including business data services) is a direct circuit or channel specifically dedicated for the purpose of directly connecting two or more sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions;

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
Additional Information
For further information on regulatory, technological and competitive changes that could impact our revenues, see "Regulation" and "Competition" under this Item 1 below and "Risk Factors" under Item 1A below. For more information on the financial contributions of our various services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Network
Most of our products and services are provided using our telecommunications network, which consists of voice switches, data switches and routers, high-speed transport equipment, fiber-optic and copper cables and other equipment. Our local exchange carrier networks also include central offices and remote site assets, and form a portion of the public switched telephone network. A substantial portion of our equipment operates with licensed software.
At December 31, 2017, our network included:

•	Approximately 107,000 route miles of fiber optic plant; and

•	Approximately 422,000 miles of copper plant.
We continue to enhance and expand our network by deploying various technologies to provide additional capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to changes in technology and customer demands, including demands for enhanced digitization, automation and customer self-service capabilities. In addition, we anticipate that continued increases in internet usage by our customers will require us to make significant capital expenditures to increase network capacity or to implement network management practices to alleviate network capacity shortages. The FCC's definition of broadband service could create additional requirements for higher capital spending to address marketing and competitive issues. Any such additional expenditure could adversely impact our results of operations and financial condition.
Similarly, we continue to take steps to simplify and modernize our network. To attain our objectives, we plan to continue to undertake several complex projects that we expect will be costly and may take several years to complete. The costs of these projects could materially increase if we conclude that we need to replace any or all of our legacy systems.
Like other large communications companies, we are a constant target of cyber-attacks of varying degrees, which has caused us to spend increasingly more time and money to deal with increasingly sophisticated attacks. Some of the attacks result in security breaches, and we periodically notify our customers, our employees or the public of these breaches when necessary or appropriate. None of these resulting security breaches to date have materially adversely affected our business, results of operations or financial condition.
We rely on several other communications companies to provide our offerings. We lease portions of our core fiber network from our competitors and other third parties. Many of these leases will lapse in future years. All of our satellite television and wireless voice services are provided by other carriers under agency agreements, and some of our other services are reliant upon reselling arrangements with other carriers. Our future ability to provide services on the terms of our current offerings will depend in part upon our ability to renew or replace these leases, agreements and arrangements on terms substantially similar to those currently in effect.
For additional information regarding our systems, network, cyber risks, capital expenditure requirements and reliance upon third parties, see "Risk Factors," generally, in Item 1A of Part I of this report, and, in particular, "Risk Factors—Risks Affecting Our Business" and "Risk Factors—Risks Affecting Our Liquidity and Capital Resources." For more information on our properties, see "Properties" in Item 2 of Part I of this report.
Patents, Trade Names, Trademarks and Copyrights
Either directly or through our affiliates, we have rights in various patents, trade names, trademarks, copyrights and other intellectual property necessary to conduct our business, such as the CenturyLink ® brand name. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others as we deem appropriate.
Our patent portfolio includes patents covering technologies ranging from data and voice services to content distribution to transmission and networking equipment. Patents give us the right to prevent others, particularly competitors, from using our proprietary technologies. Patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patent that has been licensed to us. We, or our affiliates, plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.

We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices, or are named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors—Risks Affecting Our Business” in Item 1A of Part I of this report, and Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this report.
Sales and Marketing
We maintain local offices in most of the larger population centers within our local service area. These offices provide sales and customer support services to the communities in our local markets. We also rely on our call center personnel and a variety of channel partners to promote sales of services that meet the needs of our customers. Our sales and marketing strategy is to enhance our sales by offering solutions tailored to the needs of our various customers and promoting our brands. Our offerings include both stand-alone services and bundled services designed to meet the needs of different customer segments.
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
Similarly, our sales and marketing approach to our business customers includes a commitment to provide comprehensive communications solutions for business, wholesale and government customers of all sizes, ranging from small business offices to select enterprise customers. We strive to offer our business customers stable, reliable, secure and trusted solutions. Our marketing plans include marketing our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties, including telecommunications agents, system integrators, value-added resellers and other telecommunications firms. We support our distribution through digital advertising, events, television advertising, website promotions and public relations.
Regulation
Overview
As discussed further below, our operations are subject to significant local, state and federal laws and regulations.
We are subject to significant regulation by the FCC, which regulates interstate communications, and state utility commissions, which regulate intrastate communications. These agencies (i) issue rules to protect consumers and promote competition, (ii) set the rates that telecommunication companies charge each other for exchanging traffic and (iii) have traditionally developed and administered support programs designed to subsidize the provision of services to high-cost rural areas. In most states, local voice service, switched and business data services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we are required to maintain licenses with the FCC and with state utility commissions. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities. Many acquisitions and divestitures require approval by the FCC and some state commissions. These agencies typically have the authority to withhold their approval, or to request or impose substantial conditions upon the transacting parties in connection with granting their approvals.
Historically, incumbent local exchange carriers ("ILECs") operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services in their franchised service territories. As we discuss in greater detail below, passage of the Telecommunications Act of 1996, coupled with state legislative and regulatory initiatives and technological change, fundamentally altered the telephone industry by generally reducing the regulation of ILECs and creating a substantial increase in the number of competitors. We are considered an ILEC. The following description discusses some of the major industry regulations that affect our traditional telephone operations, but numerous other regulations not discussed below could also impact us. Some legislation and regulations are currently the subject of judicial, legislative and administrative proceedings which could substantially change the manner in which the telecommunications industry operates and the amount of revenues we receive for our services. Neither the outcome of these proceedings, nor their potential impact on us, can be predicted at this time. For additional information, see "Risk Factors" in Item 1A of Part I of this report.

The laws and regulations governing our affairs are quite complex and occasionally in conflict with each other. From time to time, we are fined for failing to meet applicable regulations or service requirements.
Federal Regulation
General
The 2016 U.S. Presidential election ushered in a new Administration with a more deregulatory agenda. The industry is undergoing rapid change, driven mostly by evolving technology and the emergence of a variety of new competitors. Cybersecurity and consumer privacy now dominate policy discussions. Much of our domestic operations are still required to comply with the Telecommunications Act of 1996, which materially amended the Communications Act of 1934, primarily to promote competition. Among other things, those laws regulate the terms and conditions under which we provide interstate communications services and require us to offer various of our legacy services at just and reasonable rates and on non-discriminatory terms.
The FCC regulates interstate services we provide, including the business data service charges we bill for wholesale network transmission and the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates a number of aspects of our business related to privacy, homeland security and network infrastructure, including our access to and use of local telephone numbers and our provision of emergency 911 services. The FCC has responsibility for maintaining and administering support programs designed to expand nationwide access to communications services (which are described further below), as well as other programs supporting service to low-income households, schools and libraries, and rural health care providers. Changes in the composition of the five members of the FCC or its Chairman can have significant impacts on the regulation of our business.
In recent years, our operations and those of other telecommunications carriers have been further impacted by legislation and regulation imposing additional obligations on us, particularly with regards to providing voice and broadband service, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts and enhancing privacy. These laws include the Communications Assistance for Law Enforcement Act, and laws governing local telephone number portability and customer proprietary network information requirements. In addition, the FCC has heightened its focus on the reliability of emergency 911 services. The FCC has imposed fines on us and other companies for 911 outages and has adopted new compliance requirements for providing 911 services. We are incurring capital and operating expenses designed to comply with the FCC's 911 requirements and minimize future outages. All of these laws and regulations may cause us to incur additional costs and could impact our ability to compete effectively against companies not subject to the same regulations.
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
In 2015, the FCC issued an order regulating the manner in which ILECs can discontinue or reduce certain copper-based services. This order is under review by the current FCC but still requires ILECs to provide prior notice to certain customers of their proposed change in services, and in certain cases to provide replacement offerings on reasonably comparable terms and conditions. We expect that this order may limit our flexibility to react to changing conditions in the communications industry and introduce services such as Voice over Internet Protocol ("VoIP") services.
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
In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("the 2011 order"), intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and to re-direct universal service funding to foster nationwide broadband coverage. The 2011 order provides for a multi-year transition as terminating intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and line charges paid by end user customers are increased. These changes have increased the pace of reductions in the amount of switched access revenues related to our wholesale services, while creating opportunities for increased federal USF support and retail revenue.

In late 2011, numerous parties filed a petition for reconsideration with the FCC seeking numerous revisions to the 2011 order. Future judicial challenges to the 2011 order are also possible, which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Rulemakings designed to implement the order are not complete, and several FCC proceedings relating to the 2011 order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
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
As a result of accepting CAF Phase 2 support payments for 13 states, we will be obligated to make substantial capital expenditures to build infrastructure by certain specified milestone deadlines. Future funding is contingent upon our compliance with these infrastructure buildout commitments and certain other service requirements, including certain minimum upload and download transmission speed requirements. In addition, if we are not in compliance with FCC measures at the end of the six-year CAF Phase 2 period, we will have 12 months to attain full compliance. If we are not in full compliance after the additional 12 months, we would incur a penalty equal to 1.89 times the average amount of support per location received in the state over the six-year term, plus a potential penalty of 10% of the state's total CAF Phase 2 support over the six-year term. For information on the risks associated with participating in this program, see "Risk Factors—Risks Relating to Legal and Regulatory Matters" in Item 1A of Part I of this report.
For additional information about the potential financial impact of the CAF Phase 2 program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.
Broadband Regulation
In February 2015, the FCC adopted new regulations to regulate Internet services as a public utility under Title II of the Communications Act of 1934. A newly-constituted FCC voted to repeal most of those regulations in December 2017. Opponents of that change have judicially challenged this action and will likely advocate in favor of re-instituting regulation of Internet services under Title II of the Communications Act. Several states have also opposed the change and have initiated state executive orders or introduced legislation focused on state-specific Internet service regulation.
In 2015, the FCC adopted a broadband standard of 25 megabits per second download speed and 3 megabits per second of upload speed. At this time, we are not aware of any regulatory mandates requiring us to deploy this target speed. The new target is simply a benchmark by which the FCC will evaluate broadband deployment progress in the future. However, the FCC could attempt to utilize this broadband speed target in future regulatory proceedings, and our failure to attain these speeds in certain markets could place us at a marketing or financial disadvantage.
State Regulation
In recent years, most states have reduced their regulation of ILECs. Nonetheless, state regulatory commissions generally continue to regulate local service rates, intrastate access charges, state universal service funds and in some cases service quality. Our ILEC operations are generally regulated under various forms of alternative regulation that typically limit our ability to increase rates for basic local voice service, but relieve us from the requirement to meet certain earnings tests. In a number of states, our ILEC operations have gained pricing freedom for the majority of retail services other than basic voice service. In most of the states in which we operate as an ILEC, we have gained pricing flexibility for certain enhanced calling services, such as caller identification and for bundled services that also include local voice service.
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

Unlike many of our competitors which provide no ILEC services, we generally face "carrier of last resort" obligations which include an ongoing requirement to provide service to all prospective and current customers in our service area who request service and are willing to pay rates prescribed in our tariffs. In certain situations, this may constitute a competitive disadvantage to us if competitors can choose to focus on low-cost profitable customers and withhold service from high-cost unprofitable customers. In addition, strict adherence to carrier-of-last-resort requirements may force us to construct facilities with a low likelihood of attractive economic return.
We operate in states where traditional cost recovery mechanisms, including rate structures and state USF, are under evaluation or have been modified. Recent changes to the federal tax code have prompted several states to review regulated rates. As laws and regulations change, there can be no assurance that these mechanisms will continue to provide us with any cost recovery.
For several years, we have faced various carrier complaints, legislation or other investigations regarding our intrastate switched access rates in several of our states. The outcomes of these disputes cannot be determined at this time. If we are required to reduce our intrastate switched access rates as a result of any of these disputes or state initiatives, we will seek to recover displaced switched access revenues from state universal service funds or other services. However, the amount of such recovery, particularly from retail customers, is not assured.
Other Regulations
Our telecommunications network is subject to numerous local regulations, including codes that regulate our trenching and construction operations or that require us to obtain permits, licenses or franchises to operate. Such regulations vary on a city-by-city and state-by-state basis, and may require us to pay substantial fees. To install our own fiber optic transmission facilities, we typically need to obtain rights-of-way over privately and publicly owned land. Rights-of-way that are not already secured, or which may expire and not be renewed, may not be available to us on economically reasonable or advantageous terms in the future.
Various federal and state laws govern our storage, maintenance and use of customer data, including a wide range of consumer protection, data protection, privacy, intellectual property and similar laws. The application, interpretation and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. Various federal and state legislative or regulatory bodies have recently adopted increasingly restrictive laws or regulations governing the protection or retention of data, and others are contemplating similar actions.
For additional information about these matters, see “Risk Factors—Risks Affecting Our Business” and “Risk Factors—Risks Relating to Legal and Regulatory Matters” in item 1A of Part I of this report.
Competition
General
We compete in a rapidly evolving and highly competitive market, and we expect intense competition from a wide variety of sources under evolving market conditions to continue. In addition to competition from larger telecommunication service providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. Technological advances and regulatory and legislative changes have increased opportunities for a wide range of alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the communications industry has, in recent years, experienced substantial consolidation, and some of our competitors in one or more lines of our business are generally larger, have stronger brand names, have more financial and business resources and have broader service offerings than we currently do.
As both residential and business customers increasingly demand high-speed connections for entertainment, communications and productivity, we expect the demands on our network will continue to increase over the next several years. To succeed, we must continue to invest in our network to ensure that it can deliver competitive services that meet these increasing bandwidth and speed requirements. In addition, network reliability and security are increasingly important competitive factors in our business.

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
Additional information about competitive pressures is located (i) under the heading "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this report and (ii) in the discussion immediately below, which contains more specific information on how these trends in competition have impacted our services.
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
Environmental Compliance
From time to time we may incur environmental compliance and remediation expenses, mainly resulting from owning or operating of vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations or provide you with any assurances regarding the ultimate impact thereof, we do not currently believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations. For additional information, see "Risk Factors—Risks Relating to Legal and Regulatory Matters" in Item 1A of Part I of this report and Note 15—Commitments and Contingencies included in Item 8 of Part II of this report.
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
Employees
At December 31, 2017, we had approximately 22,000 employees, of which approximately 10,000 are members of either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). See the discussion of risks relating to our labor relations in "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this report and see Note 17—Labor Union Contracts to our consolidated financial statements in Item 8 of Part II of this report, for additional information on the timing of certain contract expirations.
From time to time, we have reduced our workforce primarily due to (i) increased competitive pressures, (ii) the loss of customers and related legacy revenues, (iii) cost reduction initiatives and (iv) process improvements through automation.

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
In connection with filing this report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and its related regulations.
Special Note Regarding Forward-Looking Statements and Related Matters
This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

•	forecasts of our anticipated future results of operations, cash flows or financial position;

•	statements concerning the anticipated impact of our transactions, investments, product development and other initiatives, including the impact of our participation in government programs;

•	statements concerning the anticipated impact of the Tax Cuts and Jobs Act enacted in late 2017;

•
statements about our liquidity, profit margins, tax position, tax rates, asset values, contingent liabilities, growth opportunities and growth rates, business prospects, regulatory and competitive outlook, investment and expenditure plans, business strategies, capital allocation plans, financing alternatives and sources, and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of certain important factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward looking statements. Factors that could affect actual results include but are not limited to:

•	the effects of competition from a wide variety of competitive providers, including decreased demand for our legacy offerings and increased pricing pressures;

•	the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

•
the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, universal service, broadband deployment, data protection and net neutrality;

•
our ability to safeguard our network, and to avoid the adverse impact on our business from possible security breaches, service outages, system failures, equipment breakage, or similar events impacting our network or the availability and quality of our services;

•	our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix;

•	possible changes in the demand for our products and services, including our ability to effectively respond to increased demand for high-speed broadband service;

•
our ability to successfully maintain the quality and profitability of our existing product and service offerings, to provision them successfully to our customers and to introduce profitable new offerings on a timely and cost-effective basis;

•	our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments and dividends payments;

•
changes in our operating plans, corporate strategies, or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•	CenturyLink’s ability to timely realize the anticipated benefit of its November 1, 2017 business combination with Level 3;

•
increases in the costs of CenturyLink’s pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations, which could, by negatively impacting CenturyLink, affect our business and liquidity;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords, lenders and financial institutions;

•	our ability to effectively manage our network buildout project and other expansion opportunities;

•	our ability to collect our receivables from financially troubled customers;

•	any adverse developments in legal or regulatory proceedings involving us or our affiliates, including CenturyLink;

•	changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies or practices, including potential future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and

•	other risks referenced in "Risk Factors" in Item 1A or elsewhere in this report or other of our filings with the SEC.
Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our dividend or other capital allocation plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.
Investors should also be aware that while we do, at various times, answer questions raised by securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst with respect to our past or projected performance. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.
Unless otherwise indicated, information contained in this report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the communications industry are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management’s knowledge and experience in the markets in which we operate and the communications industry generally. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.
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
Each of our offerings to our business and consumer customers face increasingly intense competition from a wide variety of sources under evolving market conditions. In particular, (i) aggressive competition from a wide range of communications and technology companies has limited the prospects for several of our offerings to our business customers; (ii) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our wireline voice customers and (iii) strong competition from cable companies and others has impacted the growth of our broadband operations. For more detailed information, see "Business—Competition" in Item 1 of Part I of this report.
In addition to competition from a wide range of technology companies and communications providers (including those described above), we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. Further competition could arise through industry consolidation, technological innovation, or changes in regulation, including changes allowing foreign carriers to more extensively compete in the U.S. market.

Some of our current and potential competitors (i) offer products or services that are substitutes for our legacy wireline voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) offer products or services with features that we cannot readily match in some or all of our markets, (iv) install their services more quickly than we do, (v) have greater marketing, engineering, research, development, technical, provisioning, customer relations, financial and other resources, (vi) have larger or more diverse networks with greater transmission capacity, (vii) conduct operations or raise capital at a lower cost than us, (viii) are subject to less regulation, which we believe enables such competitors to operate more flexibly than us with respect to certain offerings, (ix) offer services nationally or internationally to a larger geographic area or larger base of customers, (x) have substantially stronger brand names, which may provide them with greater pricing power than ours, or (xi) have larger operations than ours, which may enable them to compete more successfully in recruiting top talent or entering into operational or strategic partnerships. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructure more quickly, to adapt more swiftly to changes in technologies or customer requirements, to devote greater resources to the marketing and sale of their products and services, to provide more comprehensive customer service, to provide greater resources to research and development initiatives and to take advantage of business or other opportunities more readily.
Competition could adversely impact us in several ways, including (i) the loss of customers and market share, (ii) the possibility of customers terminating or reducing their usage of our services or shifting to less profitable services, (iii) reduced traffic on our network, (iv) our need to expend substantial time or money on new capital improvement projects, (v) our need to lower prices or increase marketing expenses to remain competitive and (vi) our inability to diversify by successfully offering new products or services.
We are continually taking steps to respond to these competitive pressures, but these efforts may not be successful. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient.
Rapid technological changes could significantly impact our competitive and financial position.
The communications industry has been and continues to be impacted by significant technological changes, which in general are enhancing wireless services and enabling a broader array of companies to compete with us. Many of these technological changes are (i) enabling customers to reduce or bypass use of our networks, (ii) displacing or reducing demand for our services, or (iii) enabling the development of competitive products or services. For years, improvements in wireless and Internet-based voice communications technologies have reduced demand for our legacy voice services, and these trends continue. More recently, continuous improvements in wireless data technologies have enabled wireless carriers to offer competing products, and we expect this trend to continue as technological advances enable these carriers to carry greater amounts of data faster and with less latency. Technological advancements have also permitted cable companies and other of our competitors to deliver faster average broadband transmission speeds than ours. Developments in software have permitted new competitors to offer affordable products that historically required more expensive hardware investment. To enhance the competitiveness of certain of our services, we will likely be required to spend additional capital to install more fiber optic cable or to augment the capabilities of our copper-based services.
We may not be able to accurately predict or respond to changes in technology or industry standards, or to the introduction of newly-offered services. Any of these developments could make some or all of our offerings less desirable or even obsolete, which would place downward pressure on our market share and revenues. These developments could also require us to (i) expend capital or other resources in excess of currently contemplated levels, (ii) forego the development or provision of products or services that others can provide more efficiently, or (iii) make other changes to our operating plans, corporate strategies or capital allocation plans, any of which could be contrary to the expectations of our security holders or could adversely impact our business operating results.
Even if we succeed in adapting to changes in technology or industry standards by developing new products or services, there is no assurance that the new products or services would have a positive impact on our profit margins or financial performance.
In addition to introducing new technologies and offerings, we may need, from time to time, to phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits. Similarly, if new market entrants are not burdened by an installed base of outdated equipment or obsolete technology, they may have a competitive advantage over us.
For additional information on the risks of increased expenditures, see "Risk Factors—Risks Affecting our Liquidity and Capital Resources—Our business requires us to incur substantial capital and operating expenses, which reduces our available free cash flow."

Our legacy services continue to experience declining revenues, and our efforts to offset these declines may not be successful.
Primarily as a result of the competitive and technological changes discussed above, we have experienced a prolonged systemic decline in our local voice, long-distance voice, network access, private line (including business data services) and other legacy revenues. Consequently, we have experienced declining consolidated revenues for a prolonged period.
We have taken a variety of steps to counter these declines in our legacy services revenues, including an increased focus on selling services in greater demand.
However, for the reasons described elsewhere in this report, most of our strategic services generate lower profit margins than our legacy services, and some can be expected to experience slowing or no growth in the future. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated with our legacy services. In addition, our reliance on third parties to provide certain of these strategic services could constrain our flexibility, as described further below.
Our failure to meet the evolving needs of our customers could adversely impact our competitive position.
In order to compete effectively and respond to changing market conditions, we must continuously offer products and services on terms and conditions that allow us to retain and attract customers and to meet their evolving needs. To do so, we continuously invest in our network and develop, test and introduce new products and services. Our ability to maintain attractive products and services and to successfully introduce new product or service offerings on a timely and cost-effective basis could be constrained by a range of factors, including network limitations, support system limitations, limited capital, an inability to attract key personnel with the necessary skills, intellectual property constraints, inadequate digitization or automation, testing delays, technological limits or an inability to act as quickly or efficiently as other competitors. In addition, new product or service offerings may not be widely accepted by our customers. Our business could be materially adversely affected if we are unable to maintain competitive products and services and to timely and successfully develop and introduce new products or services.
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
In mid-2017, CenturyLink Inc.'s Board of Directors formed a special committee of independent directors to review the entire Company's policies, procedures and practices relating to consumer sales, service and billing following a former employee’s allegations of sales-related misconduct. In late 2017, the special committee concluded its review and issued its key findings. Among other things, the committee found that (i) our investment in consumer sales monitoring was insufficient, (ii) our ordering and billing software contributed to customer confusion and (iii) systems and human errors contributed to inaccurate billing. We are committed to improving our customers’ experience and believe that we have already made progress in addressing these concerns. Nonetheless, we cannot assure you that we will timely and effectively implement changes that will adequately address all of these issues to the full satisfaction of our customers.

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
We are materially reliant upon our networks, information technology infrastructure and related technology systems (including our billing and provisioning systems) to provide products and services to our customers and to manage our operations and affairs. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems. As a communications company that transmits large amounts of information over communications networks, we face an added risk that a security breach or other significant disruption of our network, infrastructure or systems, or those that we operate or maintain for certain of our business customers, could lead to material interruptions or curtailments of service. Moreover, in connection with processing and storing sensitive and confidential customer data, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers' proprietary information.
We strive to maintain the security and integrity of information and systems under our control, and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, ransomware, distributed denial-of-service attacks, or other forms of cyber-attacks or similar events. These threats may derive from human error, hardware or software vulnerabilities, aging equipment or accidental technological failure. These threats may also stem from fraud, malice or sabotage on the part of employees, third parties or foreign nations, including attempts by outside parties to fraudulently induce our employees or customers to disclose or grant access to our data or our customers’ data, potentially including information subject to stringent domestic and foreign data protection laws governing personally identifiable information, protected health information or other similar types of sensitive data. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers. Each of these risks could further intensify to the extent we maintain information in digital form stored on servers connected to the Internet.
Similar to other large telecommunications companies, we are a constant target of cyber-attacks of varying degrees. Although some of these attacks have resulted in security breaches, to date, none of these breaches have resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, the risk of breaches is likely to increase due to the greater use of open and software-defined networks and the increasing sophistication of cyber-attacks. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume that we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks. Any such future security breaches or disruptions could materially adversely affect our business, results of operations or financial condition, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions.
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

•	theft or failure of our equipment;

•	software or hardware obsolescence, defects or malfunctions;

•	deficiencies in our processes or controls;

•	our inability to hire and retain personnel with the requisite skills to adequately maintain or improve our systems;

•	programming, processing and other human error; and

•	service failures of our third-party vendors and other disruptions that are beyond our control.
Due to these factors, from time to time in the ordinary course of our business we experience disruptions in our service, and could experience more significant disruptions in the future.
Disruptions, security breaches and other significant failures of the above-described networks and systems could:

•
disrupt the proper functioning of these networks and systems, which could in turn disrupt (i) our operational, billing or other administrative functions or (ii) the operations of certain of our customers who rely upon us to provide services critical to their operations;

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

•	result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to prolonged litigation; or

•
require significant management attention or financial resources to remedy the resulting damages or to change our systems, including expenses to repair systems, add new personnel or develop additional protective systems.

Any or all of the foregoing developments could have a negative impact on our business, results of operations, financial condition and cash flows.

We could experience difficulties in expanding and updating our technical infrastructure.
Our ability to expand and update our systems and information technology infrastructure in response to our growth and changing business needs is important to our ability to maintain and develop attractive product and service offerings. As discussed further under “Business—Network Architecture” in Item 1 of this report, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which combines our legacy network and CenturyLink's networks. Unanticipated delays in the completion of these projects may lead to increased project costs or operational inefficiencies. In addition, there may be issues related to our expanded or updated infrastructure that are not identified by our testing processes, and which may only become evident after we have started to fully utilize the redesigned systems. Our failure to modernize and upgrade our technology infrastructure could have adverse consequences, including the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, network instabilities, increased operating or acquisition integration costs, service or billing interruptions or delays, service offering inconsistencies and the diversion of development resources. Any or all of the foregoing developments could have a negative impact on our business, results of operations, financial condition and cash flows.
Negative publicity may adversely impact us.
Our ability to attract and retain customers depends in part upon external perceptions of our products, services and management integrity. Customer complaints, governmental investigations, outages, or other service failures of networks operated by us could cause substantial adverse publicity affecting us. Similar events impacting other operators could indirectly harm us by causing substantial adverse publicity affecting our industry in general. In either case, press coverage, social media messaging or other public statements that insinuate improper actions by us or other operators, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation, governmental investigations or additional regulations. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could adversely affect our business, results of operations, financial condition and cash flows.
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
Our future growth potential will depend in part upon the continued development and expansion of the Internet as a communication medium and marketplace for the distribution of data, video and other products by businesses, consumers and governments. The use of the Internet for these purposes may not grow and expand at the rate anticipated by us or others, or may be restricted by factors outside of our control, including (i) actions by other carriers or governmental authorities that restrict us from delivering traffic over other parties' networks, (ii) changes in regulations, (iii) technological stagnation, (iv) increased concerns regarding cyber threats or (v) changes in consumers' preferences or data usage.
If we fail to hire and retain qualified executives, managers and employees, our operating results could be harmed.
Our future success depends on our ability to identify, hire, train and retain executives, managers and employees with technological, engineering, product development, operational, provisioning, marketing, sales, customer service, administrative, managerial and other key skills. There is a shortage of qualified personnel in several of these fields. We compete with several other companies for this limited pool of potential employees. As our industry increasingly becomes more competitive, it could become especially difficult to attract and retain top personnel with skills in high demand. Our workforce reduction initiatives over the past couple of years have further increased the challenges of attracting and retaining talented individuals. In addition, subject to limited exceptions, none of our executives or domestic employees have long-term employment agreements. For all these reasons, there is no assurance that our efforts to recruit and retain qualified personnel will be successful.

Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.
Video streaming services, gaming and peer-to-peer file sharing applications use significantly more bandwidth than other Internet activity such as web browsing and email. As use of these newer services continues to grow, our broadband customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. Competitive or regulatory constraints may preclude us from recovering the costs of network investments designed to address these issues, which could adversely impact our operating margins, results of operations, financial condition and cash flows.
We have been accused of infringing the intellectual property rights of others and will likely face similar accusations in the future, which could subject us to costly and time-consuming litigation or require us to seek third-party licenses.
Like other communications companies, we have increasingly in recent years received a number of notices from third parties or have been named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. Responding to these claims may require us to expend significant time and money defending our use of the applicable technology, and divert management’s time and resources away from other business. In certain instances, we may be required to enter into licensing agreements requiring royalty payments. In the case of litigation, we could be required to pay significant monetary damages or cease using the applicable technology. If we are required to take one or more of these actions, our profit margins may decline or our operations could be impaired. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect our business, results of operations, financial condition and cash flows.
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
Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with the infrastructure of, other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements exposes us to multiple risks. Typically these arrangements limit our control over the quality of our services and expose us to the risk that our ability to market our services could be adversely impacted by changes in the plans or properties of the carriers upon which we are reliant. In addition, we are exposed to the risk that the other carriers may be unwilling or unable to continue or renew these arrangements in the future on terms favorable to us, or at all. This risk is heightened when the other carrier is a competitor who may benefit from terminating the agreement or imposing price increases, or a carrier who suffers financial distress or bankruptcy. If we lose these arrangements and cannot timely replace them, our ability to provide services to our customers and conduct our business could be materially adversely affected. Moreover, many of our arrangements with other carriers are regulated by domestic or foreign agencies, which subject us to the additional risk that changes in regulation could increase our costs or otherwise adversely affect our ability to provide services. Finally, even when another carrier agrees or is obligated to provide services to us to permit us to obtain new customers, it is frequently expensive, difficult and time-consuming to switch the new customers to our network, especially if the other carrier fails to provide timely and efficient cooperation.
Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to networks built, owned or leased by them, thereby reducing our revenues. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends" included in Item 7 of this report.

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
Reliance on other key suppliers and vendors. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches and related components. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers and may be adversely affected if third parties assert patent infringement claims against our suppliers or us. We also rely on a limited number of (i) software vendors to support our business management systems and (ii) contractors to assist us in connection with our network construction and maintenance activities. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, utilities or programming on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.
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
As of December 31, 2017, approximately 45% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, retirement benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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
We currently are, and in the past have been, subject to lawsuits challenging our use of rights-of-way. Similar suits are possible in the future. Plaintiffs in these suits typically seek to have them certified as class action suits. These suits are typically complex, lengthy and costly to defend, and expose us to each of the other general litigation risks described elsewhere herein.
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
Unfavorable general economic conditions, including unstable economic and credit markets, could negatively affect our business. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to government customers that have suffered substantial budget cuts in recent years. Any one or more of these circumstances could continue to depress our revenues. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, weak economic conditions could adversely affect our operating results, financial condition, and liquidity.
For additional information about our business and operations, see "Business" in Item 1 of Part I of this report.
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
CenturyLink incurred substantial expenses in connection with completing the acquisition of Level 3 on November 1, 2017, and CenturyLink expects to continue to incur substantial expenses in connection with integrating its operations with Level 3’s operations. For a variety of reasons, the integration process may not be successful. Moreover, in connection with the acquisition, CenturyLink incurred and assumed a substantial amount of indebtedness. Under the agreements that govern such indebtedness, CenturyLink is bound by various covenants and other provisions that impose restrictions on its ability to operate, and our corporate parent has guaranteed CenturyLink's debt and has secured such guaranty with a first priority interest in substantially all of its assets.
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

Risks Relating to Legal and Regulatory Matters
We operate in a highly regulated industry and are therefore exposed to restrictions on our operations and a variety of risks relating to such regulation.
General. Our operations are regulated by (i) the Federal Communications Commission (the “FCC”), (ii) various state utility commissions, (iii) various foreign governments and international bodies and occasionally by local agencies, which regulate our international operations.
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
We are subject to numerous requirements and interpretations under various federal, state and local laws, rules and regulations, which are often quite detailed and occasionally in conflict with each other. Accordingly, we cannot ensure that we are always considered to be in compliance with all these requirements at any single point in time (as discussed further elsewhere herein).
The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative. Even if we are ultimately found to have complied with applicable regulations, such actions or inquiries could create adverse publicity that negatively impacts our business.
Regulation of the telecommunications industry continues to change, and the regulatory environment varies substantially from jurisdiction to jurisdiction. A substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. In addition, from time to time carriers or other third parties refuse to pay for certain of our services, or challenge our rights to receive certain service payments. Our future revenues, costs, and capital investment could be adversely affected by material changes to or decisions regarding the applicability of government requirements, and we cannot assure you that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations.
Changes in the composition and leadership of the FCC, state commissions and other agencies that regulate our business could have significant impacts on our revenues, expenses, competitive position and prospects. Changes in the composition and leadership of these agencies are often difficult to predict, and make future planning more difficult.
Risks associated with recent changes in regulation. Changes in regulation can have a material impact on our business, revenues or financial performance. Changes over the past couple of decades in federal regulations have substantially impacted our operations. In 2011, the FCC adopted an order providing for a multi-year transition to a regulatory structure that reduces intercarrier compensation charges, redeploys universal service funding to newer technologies, and increases certain end-user charges. These changes, coupled with our participation in the new FCC support programs, have significantly impacted various aspects of our operations, financial results and capital expenditures, including the amount of revenues we collect from our wholesale customers and from federal support programs. We expect these impacts will continue in the future. For more information, see "Business—Regulation" in Item 1 of this report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.
Many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
Federal and state agencies that dispense universal service or other support program payments can, and from time to time do, reduce the amount of those payments to us and other carriers.
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
Risks of reduced flexibility. As a diversified full service incumbent local exchange carrier in many of our operating markets, we have traditionally been subject to significant regulation that does not apply to many of our competitors. This regulation in many instances restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions. In particular, cable television companies in recent years have been able to exploit differences in regulatory oversight, which we believe has helped them to develop service offerings competitive with ours. As our business becomes increasingly competitive, regulatory disparities between us and our competitors could increasingly impede our ability to compete.
Risks posed by other regulations. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. In connection with our current operations, we use, handle and dispose of various hazardous and non-hazardous substances and wastes. In prior decades, certain of our current or former subsidiaries owned or operated, or are alleged to have owned or operated, manufacturing businesses, for which we have been notified of certain potential environmental liabilities regarding those past operations. We monitor our compliance with applicable regulations or commitments governing these current and past activities. Although we believe that we are in compliance with these regulations in all material respects, our use, handling and disposal of environmentally sensitive materials, or the prior operations of our predecessors, could expose us to claims or actions that could potentially have a material adverse effect on our business, financial condition and operating results.

Our participation in the FCC's Connect America Fund ("CAF") Phase 2 support program poses certain risks.
Our participation in the FCC's CAF Phase 2 support program subjects us to certain financial risks. If we fail to attain certain specified infrastructure buildout requirements, the FCC could withhold future CAF support payments until these shortcomings are rectified. In addition, if we are not in compliance with FCC measures by the end of the CAF Phase 2 program, we would incur substantial penalties. To comply with the FCC's buildout requirements, we believe we will need to dedicate a substantial portion of our future capital expenditure budget to the construction of new infrastructure. The CAF-related expenditures could reduce the amount of funds we are willing or able to allocate to other initiatives or projects. In addition, if the FCC decides not to renew or extend the current CAF Phase 2 program, or initiate a replacement program, these support payments could end at the termination of the program.
Regulation of the Internet could limit our ability to operate our broadband business profitably and to manage our broadband facilities efficiently.
Since the creation of the Internet, there has been extensive debate about whether and how to regulate Internet service providers. A significant number of congressional leaders, state elected officials and various consumer interest groups have long advocated in favor of extensive regulation. In 2015, the FCC adopted new regulations that regulated broadband services as a public utility under Title II of the Communications Act of 1934. Although the FCC voted to repeal most of those regulations in December, 2017, opponents of the rescission have judicially challenged this action and will likely continue to advocate in favor of re-instituting extensive regulation. Depending on the content and scope of any such future federal or state regulations, the imposition of heightened regulation of our Internet operations could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. As the significance of the Internet expands, state, local or foreign governments may adopt new laws or regulations, or apply existing laws and regulations to the Internet. We cannot predict the outcome of any such changes.
We may be liable for the material that content providers or distributors distribute over our network.
The liability of private network operators for information asserted on or disseminated through their networks is impacted both by changing technology and evolving legal principles that remain unsettled in many jurisdictions. While we disclaim any liability for third-party content in our service contracts, as a private network provider we could be exposed to legal claims relating to third party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. Although we believe our liability for these types of claims is limited, suits against other carriers have been successful and we cannot assure you that our defenses will prevail. If we decide to implement additional measures to reduce our exposure to these risks, or if we are required to defend ourselves against these kinds of claims, our operations and financial results could be negatively affected.
Any adverse outcome in any material litigation of CenturyLink or its affiliates could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.
There are several material proceedings pending against CenturyLink and its affiliates, as described in Note 16—Commitments and Contingencies to the consolidated financial statements included in Item 8 of Part II of CenturyLink's annual report on Form 10-K for the year ended December 31, 2017, and certain material proceedings pending against us, as described in Note 15—Commitments and Contingencies in Item 8 of this report. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditures and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. For each of these reasons, any of the proceedings described in Note 15— Commitments and Contingencies in Item 8 of this report, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the trading price of our securities and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on us.

We are subject to franchising requirements that could impede our expansion opportunities or result in potential fines or penalties.
We may be required to obtain from municipal authorities operating franchises to install or expand certain facilities related to our fiber transport operations, and certain of our other services. Some of these franchises may require us to pay franchise fees, and may require us to pay fines or penalties if we violate or exit our related contractual commitments. In some cases, certain franchise requirements could delay us in expanding our operations or increase the costs of providing these services.
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
For a more thorough discussion of the regulatory issues that may affect our business, see "Business—Regulation" in Item 1 of this report.
Risks Affecting Our Liquidity and Capital Resources
CenturyLink's and our high debt levels expose us to a broad range of risks.
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of December 31, 2017, the aggregate principal amount of our consolidated long-term debt, excluding unamortized premiums, net, unamortized debt issuance costs and capital lease and other obligations, was $7.394 billion (excluding our note payable - affiliate of $965 million), which was included in CenturyLink's consolidated long-term debt of $37.726 billion as of that date. As of the date of this report, $1.588 billion aggregate principal amount of CenturyLink's consolidated debt securities is scheduled to mature prior to December 31, 2020. We have no debt securities scheduled to mature prior to December 31, 2020. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of CenturyLink, the credit markets or the economy generally.
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

•	hindering our ability to capitalize on business opportunities and to plan for or react to changing market, industry, competitive or economic conditions;

•	increasing our future borrowing costs;

•	increasing the risk that third parties will be unwilling or unable to engage in hedging or other financial or commercial arrangements with us;

•	making us more vulnerable to economic or industry downturns, including interest rate increases;

•	placing us at a competitive disadvantage compared to less leveraged competitors;

•	increasing the risk that we will need to sell debt securities or assets, possibly on unfavorable terms, or take other unfavorable actions to meet payment obligations; or

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
We may also need to obtain additional financing or capital, or to investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of other circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink is required to contribute a material amount of cash to its pension plans, if CenturyLink is required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if CenturyLink becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this report and Note 16—Commitments and Contingencies to the consolidated financial statements in Item 8 of Part II of CenturyLink's annual report on Form 10-K for the year ended December 31, 2017. For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.
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
Subject to certain limitations, our current debt agreements and the debt agreements of CenturyLink and its other subsidiaries allow us to incur additional debt, which could exacerbate the other risks described in this report.
Subject to certain limitations and restrictions, the current terms of our debt instruments and the debt instruments of CenturyLink and its other subsidiaries permit us or them to incur additional indebtedness. Incremental borrowings that impose additional financial risks could exacerbate the other risks described in this report.
We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all.
We have a significant amount of indebtedness that we intend to refinance over the next several years, principally through the issuance of debt. We may also need to obtain additional financing under a variety of other circumstances, including if:

•	revenues and cash provided by operations decline;

•	economic conditions weaken, competitive pressures increase or regulatory requirements change;

•	undertake substantial capital projects or other initiatives that increase our cash requirements;

•	our payments of federal income taxes increase faster or in greater amounts than currently anticipated; or

•
we become subject to significant judgments or settlements, including in connection with one or more of the matters discussed in Note 15—Commitments and Contingencies to our consolidated financial statements included elsewhere in this report.

Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Global financial markets continue to be unpredictable and volatile. Prevailing market conditions could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad and (ii) specific conditions in the communications industry. Volatility in the global markets could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are as favorable as those from which we previously benefited, on terms that are acceptable to us, or at all.
In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our debt instruments, which are discussed further below.
For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.
If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional debt securities, cutting costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms, or at all. For these and other reasons, we cannot assure you that we could implement these steps in a sufficient or timely manner, or at all. Moreover, any steps taken to strengthen our liquidity, such as cutting costs, could adversely impact our business or operations.
Our various debt agreements include restrictions and covenants that could (i) limit our ability to conduct operations or borrow additional funds and (ii) lead to the acceleration of our repayment obligations in certain instances.
We have borrowed substantial amounts of money from financial institutions or investors. Under the associated debt and financing arrangements, we are subject to various covenants and restrictions.
Our term loan requires us to maintain certain financial ratios. Our ability to comply with these provisions may be affected by events beyond our control.
The failure of us to comply with the covenants and restrictions could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As noted elsewhere herein, we cannot assure you that we could adequately address any such defaults, cross-defaults or acceleration of our debt payment obligations in a sufficient or timely manner, or at all. For additional information, see Risk Factor—“We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all" and Note 5—Long-Term Debt and Credit Facilities.
Any downgrade in the credit ratings of us could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our existing debt securities or otherwise impair our business, financial condition and results of operations.
Nationally recognized credit rating organizations have issued credit ratings relating to the long-term debt of CenturyLink, Inc. and us. Most of these ratings are below “investment grade”, which results in higher borrowing costs than "investment grade" debt as well as reduced marketability of our debt securities. There can be no assurance that any rating assigned to any of these debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.

A downgrade of any of these credit ratings could:

•	adversely affect the market price of some or all of our outstanding debt securities;

•	limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all;

•
trigger the application of restrictive covenants in certain of our debt agreements or result in new or more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur;

•	increase our cost of borrowing; and

•	impair our business, financial condition and results of operations.
For more information on the credit ratings of our secured and unsecured debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt and Other Financing Arrangements” in Item 7 of this report.
Our business requires us to incur substantial capital and operating expenses, which reduces our available free cash flow.
Our business is capital intensive. We expect to continue to require significant cash to maintain and expand our network to remain competitive.
We expect to invest additional capital to expand and enhance our network infrastructure as a result of several factors, including:

•	changes in customers' service requirements, including increased demands by customers to transmit larger amounts of data at faster speeds;

•	technological advances of our competitors;

•	the development and launch of new services; or

•	our regulatory commitments, including infrastructure construction requirements arising out of our participation in the FCC's CAF Phase 2 program, which are discussed further herein.
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
Similarly, we continue to anticipate incurring substantial operating expenses to support our incumbent services and growth initiatives. We may be unable to sufficiently manage or reduce these costs, even if revenues in some of our lines of business are decreasing. If so, our operating margins will be adversely impacted. For additional information, see Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements included in Item 8 of Part II of this report.
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

The funded status of CenturyLink's qualified pension plan is the difference between the value of the plan's assets and the benefit obligation. The accounting unfunded status of CenturyLink's qualified pension plan was $2.004 billion as of December 31, 2017. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in CenturyLink's benefit obligation or a significant decrease in the value of the plan's assets. These adverse changes could require CenturyLink to contribute a material amount of cash to its pension plan or could accelerate the timing of required cash payments. The amounts contributed by us through CenturyLink are not segregated or restricted and may be used to provide benefits to employees of CenturyLink's other subsidiaries. Based on current laws and circumstances, CenturyLink does not expect it will be required to make a contribution to its plan in 2018. The actual amount of required contributions to its plan in 2018 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on CenturyLink's liquidity by reducing their cash flows, which in turn could affect our liquidity.
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
If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies or forward-looking statements, our consolidated financial statements and related disclosures could be materially affected.
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
As of December 31, 2017, approximately 53% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation, financial condition or ability to comply with financial covenants in our debt instruments.

The Tax Cuts and Jobs Act will have a substantial impact on us.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act significantly changes U.S. tax law by reducing the U.S. corporate income tax rate and making certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures, interest expense and various other items. Although we generally believe the net impact of this Act will be favorable to us, the Act is quite complex and certain of its features are expected to adversely impact us. Our views on the Act’s ultimate impact on us are subject to change as we complete additional analysis, review regulations that will need to be adopted to implement the Act and monitor other future developments related to the Act’s adoption.
Additional changes in tax laws or tax audits could adversely affect us.
We are included in the consolidated federal income tax return of CenturyLink. As such, we could be severally liable for tax examinations and adjustments attributable to other members of the CenturyLink affiliated group, as applicable. Like all large businesses, CenturyLink is subject to frequent and regular audits by the Internal Revenue Service, and CenturyLink and we are subject to audits by state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2017	2016
Land	3%	3%
Fiber, conduit and other outside plant(1)	46%	45%
Central office and other network electronics(2)	30%	29%
Support assets(3)	18%	20%
Construction in progress(4)	3%	3%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
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
Our net property, plant and equipment was approximately $7.9 billion and $7.6 billion at December 31, 2017 and 2016, respectively. For additional information, see Note 5—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this report.
ITEM 3. LEGAL PROCEEDINGS
The information contained under the subheadings "Pending Matters" and "Other Proceedings and Disputes" in Note 15—Commitments and Contingencies to our consolidated financial statements included in Item 8 of Part II of this report is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not Applicable.
ITEM 6. SELECTED FINANCIAL DATA
The following tables of selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of Part II and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.
The tables of selected financial data shown below are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of results that you can expect for any future period.
Selected financial information from our consolidated statements of operations is as follows:

	Years Ended December 31,(1)
	2017(2)(4)	2016(3)(4)(5)	2015(3)(4)	2014(3)	2013(3)
	(Dollars in millions)
Operating revenues	$8,550	8,910	8,964	8,838	8,753
Operating expenses	6,237	6,586	6,704	6,755	6,830
Operating income	$2,313	2,324	2,260	2,083	1,923
Income before income tax expense	$1,791	1,763	1,733	1,609	1,566
Net income	$1,657	1,085	1,074	970	964
_______________________________________________________________________________

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of Part II of this report and in our preceding annual reports on Form 10-K for a discussion of unusual items affecting the results for each of the years presented.

(2)
The enactment of the Tax Cuts and Jobs Act legislation in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax benefit of $555 million.

(3)
In 2017, we adopted ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" by retrospectively applying the requirements of the ASU to our previously issued consolidated financial statements. The adoption of ASU 2017-07 increased operating income and increased total other expense, net by $2 million for the year ended December 31, 2016 and reduced operating income and decreased total other expense, net by $29 million and $155 million for the years ended 2014 and 2013, respectively. The adoption of the ASU had no effect on the operating income and total other expense, net for the year ended December 31, 2015.

(4)
During 2017, 2016 and 2015, we recognized an incremental $94 million, $95 million and $95 million, respectively, of revenue associated with the Federal Communications Commission ("FCC") Connect America Fund Phase 2 support program, as compared to revenues received under the interstate USF program.

(5)	During 2016, we recognized $90 million of severance expenses and other one-time termination benefits associated with workforce reductions.

Selected financial information from our consolidated balance sheets is as follows:

	As of December 31,
	2017(1)	2016	2015	2014(2)	2013(2)
	(Dollars in millions)
Net property, plant and equipment	$7,924	7,645	7,374	7,201	7,208
Goodwill	9,360	9,354	9,354	9,354	9,354
Total assets(2)	20,869	21,149	21,470	22,185	22,965
Total long-term debt(2)(3)	7,281	7,261	7,239	7,269	7,464
Total stockholder's equity	9,337	8,692	8,907	9,183	9,613
_______________________________________________________________________________

(1)
The enactment of the Tax Cuts and Jobs Act legislation in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax benefit of $555 million.

(2)
In 2015, we adopted both ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs" and ASU 2015-17 "Balance Sheet Classification of Deferred Taxes" by retrospectively applying the requirements of the ASUs to our previously issued consolidated financial statements. The adoption of both ASU 2015-03 and ASU 2015-17 reduced total assets by $272 million and $253 million in each year for the two years ended December 31, 2014, respectively, and ASU 2015-03 reduced total long-term debt by $110 million and $94 million in each year for the two years ended December 31, 2014, respectively.

(3)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt (excluding the note payable-affiliate balance) on our consolidated balance sheets. For additional information on our total long-term debt, see Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this report. For total contractual obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of Part II of this report.

Selected financial information from our consolidated statements of cash flows is as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$2,435	2,652	2,591	2,801	2,713
Net cash used in investing activities	(1,436)	(1,334)	(1,220)	(1,251)	(1,381)
Net cash used in financing activities	(1,003)	(1,316)	(1,374)	(1,558)	(1,326)
Payments for property, plant and equipment and capitalized software	(1,328)	(1,259)	(1,247)	(1,165)	(1,264)
The following table presents certain of our selected operational metrics:

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Operational metrics:
Total access lines(1)	6,141	6,611	6,997	7,334	7,641
Total broadband subscribers(1)	3,320	3,485	3,546	3,528	3,429
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All references to "Notes" in this Item 7 of Part II refer to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements and Related Matters" in Item 1of Part I of this report for factors relating to these statements and "Risk Factors" in Item 1A of Part I of this report for a discussion of certain risk factors applicable to our business, financial condition, results of operations, liquidity or prospects.
Overview
We are an integrated communications company engaged primarily in providing an array of communications services to our business and residential customers. Our communications services include local voice, broadband, private line (including business data services), Ethernet, network access, information technology and other ancillary services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
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
At December 31, 2017, we operated approximately 6.1 million access lines and served approximately 3.3 million broadband subscribers. Our methodology for counting access lines and broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
For the reasons noted in Note 9—Products and Services Revenues to our consolidated financial statements in Item 8 of Part II of this report, we have determined that we have one reportable segment.
We categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily broadband, Ethernet and other ancillary services;

•
Legacy services, which include primarily local voice, private line (including business data services), Integrated Services Digital Network ("ISDN") (which use regular telephone lines to support voice, video and data applications), switched access and other ancillary services; and

•
Affiliates and other services, which consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments, USF surcharges and services we provide to our affiliates. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific services we list on our customers' invoices to fund the FCC's universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

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

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to lower margin strategic services, such as broadband services, from higher margin legacy services. Revenues from our strategic services represented 31%, 30% and 29% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. We continue to experience price compression due to competition, which has negatively impacted the revenue trends and operating margins of our strategic services, and we expect this trend to continue. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing the scope and connection speeds of our broadband services is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most customers already have broadband services and growth opportunities are limited. Moreover, as described further in "Risk Factors" in Item 1A of Part I of this report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher average broadband speeds than ours or expanding their advanced wireless data service offerings. We face competition in Ethernet-based services in the wholesale market from cable companies and fiber-based telecommunications providers.

•
Legacy services. Revenues from our legacy services represented 33%, 36% and 40% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. We expect these percentages to continue to decline. Our legacy services revenues have been, and we expect they will continue to be adversely affected by access line losses and price compression. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenue associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below. Demand for our private line services (including business data services) continues to decline due to customers' optimization of their networks, industry consolidation and technological migration to higher-speed services;

•
Affiliates and other services. Revenues from our affiliates and other services represented 36%, 34% and 31% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. We expect these percentages to continue to grow. Our affiliates continue to purchase additional services from us versus purchasing from third-party suppliers, which include telecommunications services that we also provide to external customers, computer system development, including support services, network support and technical services.

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
While these trends are important to understanding and evaluating our financial results, the other transactions, events, uncertainties and trends discussed in "Risk Factors" in Item 1A of Part I of this report may also materially impact our business operations and financial results.

Results of Operations
The following table summarizes the results of our consolidated operations for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017(1)	2016(2)	2015
	(Dollars in millions)
Operating revenues	$8,550	8,910	8,964
Operating expenses	6,237	6,586	6,704
Operating income	2,313	2,324	2,260
Other expense, net	522	561	527
Income tax expense	134	678	659
Net income	$1,657	1,085	1,074
_______________________________________________________________________________

(1)
The enactment of the Tax Cuts and Jobs Act legislation in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax benefit of $555 million.

(2)	During 2016, we recognized $90 million of severance expenses and other one-time termination benefits associated with workforce reductions.
The following table summarizes our access lines, broadband subscribers and number of employees:

	As of December 31,
	2017	2016	2015
	(in thousands)
Operational metrics:
Total access lines(1)	6,141	6,611	6,997
Total broadband subscribers(1)	3,320	3,485	3,546
Total employees	22.0	22.0	23.0
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

Operating Revenues
The following tables summarize our consolidated operating revenues recorded under our three revenue categories:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Strategic services	$2,686	2,696	(10)	—%
Legacy services	2,831	3,216	(385)	(12)%
Affiliates and other services	3,033	2,998	35	1%
Total operating revenues	$8,550	8,910	(360)	(4)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Strategic services	$2,696	2,617	79	3%
Legacy services	3,216	3,593	(377)	(10)%
Affiliates and other services	2,998	2,754	244	9%
Total operating revenues	$8,910	8,964	(54)	(1)%

Strategic Services
Strategic services revenues decreased by $10 million, or less than 1%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease in strategic services revenues for the year ended December 31, 2017 was primarily due to declines in our satellite video services due to the restructuring of one of our contractual agreements and losses of broadband subscribers, which were partially offset by an increase in prices for broadband services and an increase in Ethernet services as a result of a reduction in credits issued in 2017. Strategic service revenues increased by $79 million, or 3%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in strategic services revenues for the year ended December 31, 2016 was primarily due to rate increases in broadband cost recovery fees, price increases for broadband services and volume increases in Ethernet services, which were partially offset by a decline in the number of broadband subscribers.
Legacy Services
Legacy services revenues decreased by $385 million, or 12%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and decreased by $377 million, or 10%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decline in legacy services revenues for both periods was primarily due to lower local voice services revenues due to access line loss and reduced access services usage related to customer migration, competitive pressures and product substitution and to reductions in the volumes of our private line (including business data services) services.
Affiliates and Other Services
Affiliates and other services revenues increased by $35 million, or 1%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and increased by $244 million, or 9%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in affiliates and other services revenues for both periods was primarily due to increases in volume for our support services we provide to affiliates, which were partially offset by lower federal USF charges as a result of decreases in rates.
We are aggressively marketing our strategic services in an effort to partially offset the continuing declines in our legacy services.
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,881	2,934	(53)	(2)%
Selling, general and administrative	925	1,020	(95)	(9)%
Operating expenses-affiliates	848	941	(93)	(10)%
Depreciation and amortization	1,583	1,691	(108)	(6)%
Total operating expenses	$6,237	6,586	(349)	(5)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,934	2,872	62	2%
Selling, general and administrative	1,020	1,015	5	—%
Operating expenses-affiliates	941	960	(19)	(2)%
Depreciation and amortization	1,691	1,857	(166)	(9)%
Total operating expenses	$6,586	6,704	(118)	(2)%
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
Cost of services and products (exclusive of depreciation and amortization) decreased by $53 million, or 2%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease in our cost of services and products was due to reductions in employee benefits from lower healthcare costs, allocated costs from affiliates and USF rates, which were partially offset by an increase in network expense. Costs of services and products (exclusive of depreciation and amortization) increased by $62 million, or 2%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to increases in network expense, facility costs and allocated corporate costs from affiliates, which were partially offset by reductions in customer premises equipment costs and payment processing fees.
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
Selling, general and administrative expenses decreased by $95 million, or 9%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to reductions in salaries and wages and employee benefits from lower headcount and healthcare costs and external commissions, which were partially offset by an increase in professional fees. Selling, general and administrative expenses increased by $5 million, or less than 1%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to increases in severance expenses associated with workforce reductions and marketing and advertising expenses, which were substantially offset by reductions in professional fees and property and other taxes.
Operating Expenses-Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliate expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.
Operating expenses-affiliates decreased by $93 million, or 10%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and decreased by $19 million, or 2%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in operating expenses-affiliates for both periods was primarily due to decreases in the level of services provided to us by our affiliates

Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Depreciation	$912	924	(12)	(1)%
Amortization	671	767	(96)	(13)%
Total depreciation and amortization	$1,583	1,691	(108)	(6)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Depreciation	$924	986	(62)	(6)%
Amortization	767	871	(104)	(12)%
Total depreciation and amortization	$1,691	1,857	(166)	(9)%
Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $12 million, or 1%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and decreased by $62 million, or 6%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The depreciation expense related to our plant was lower for both periods due to full depreciation and retirement of certain plant placed in service prior to 2017 and 2016. The decrease in both periods was partially offset by an increase in depreciation expense attributable to new plant placed in service during these respective years.
Amortization expense decreased by $96 million, or 13%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and decreased by $104 million, or 12%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in amortization expense for both periods was partially due to the use of accelerated amortization for a portion of our customer relationship assets. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize. In addition, amortization of capitalized software was lower in both periods due to software becoming fully amortized faster than new software was acquired or developed.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Interest expense	$(465)	(478)	(13)	(3)%
Interest expense-affiliates	(63)	(59)	4	7%
Other income (expense), net	6	(24)	30	nm
Total other expense, net	$(522)	(561)	(39)	(7)%
Income tax expense	$134	678	(544)	(80)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Interest expense	$(478)	(473)	5	1%
Interest expense-affiliates	(59)	(53)	6	11%
Other (expense) income, net	(24)	(1)	23	nm
Total other expense, net	$(561)	(527)	34	6%
Income tax expense	$678	659	19	3%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense decreased by $13 million, or 3%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to an increase in the amount of interest capitalized as a component of property, plant and equipment and a reduction in the amount of coupon interest on senior notes. These factors impacting the decline in interest expense were partially offset by a reduction in the amount of net premium amortization due to the early retirement of several issuances of debt during 2017 and 2016, which had the effect of increasing interest expense. Interest expense increased by $5 million, or 1%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to a reduction in the amount of net premium amortization recorded at acquisition due to the early retirement of several issuances of debt during 2016, which had the effect of increasing interest expense. See Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this report and Liquidity and Capital Resources below for additional information about our debt.
Interest Expense-Affiliates, Net
Affiliate interest expense increased by $4 million, or 7%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and affiliate interest expense increased by $6 million, or 11%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in affiliate interest expense for both periods was primarily due to the increase in the average amount outstanding on our intercompany revolving indebtedness.
Other Income (Expense), Net
Other income (expense), net reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions and components of net periodic pension and post-retirement benefit costs. Other income (expense), net increased by $30 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to a reduction in the loss on early retirement of debt and an increase in intercompany interest income. Other (expense) income, net increased by $23 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 substantially due to losses on early retirement of debt.

Income Tax Expense
The enactment of the Tax Cuts and Jobs Act legislation in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax benefit of $555 million recorded in the fourth quarter of 2017, which was the predominant factor contributing to our tax expense of $134 million for 2017, versus income tax expense of $678 million in the prior year. For the years ended December 31, 2017, 2016 and 2015, our effective income tax rate was 7.5%, 38.5% and 38.0%, respectively. The increase in the 2016 effective tax rate, as compared to 2015 is primarily due to a reduction in research and development credits generated.
For additional information on income taxes, see Note 11—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) goodwill, customer relationships and other intangible assets; (ii) property, plant and equipment; (iii) affiliate transactions; (iv) Connect America Fund; and (v) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, there can be no assurance that actual results will not differ from those estimates.
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
At October 31, 2017, we performed our annual impairment assessment and concluded that our goodwill was not impaired and the estimated fair value of our equity was substantially in excess of our carrying value of equity as of that date.

We may be required to assess our goodwill for impairment before our next required assessment date of October 31, 2018 under certain circumstances, including any failure to meet our forecasted future operating results or any significant increases in our weighted average cost of capital. In addition, we cannot assure that adverse conditions will not trigger future goodwill impairment assessments or impairment charges. A number of factors, many of which we cannot control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment assessment. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our ultimate parent's, CenturyLink, stock price and resulting market capitalization as a result of an adverse change to our overall business operations; (iii) changes in the discount rate we use in our testing; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory or legislative actions; and (vi) a significant adverse change in our legal affairs or in the overall business climate. For additional information, see "Risk Factors" in Item 1A of Part I of this report. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required assessment date of October 31, 2018.
Property, Plant and Equipment
As a result of our indirect acquisition by CenturyLink, property, plant and equipment owned at the time of acquisition was recorded based on its estimated fair value as of the acquisition date. Subsequently purchased and constructed property, plant and equipment are recorded at cost. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. Depreciation of property, plant and equipment is provided on the straight-line method using class or overall group rates. The group method provides for the recognition of the remaining net investment, less anticipated net salvage value, over the remaining useful life of the assets. This method requires the periodic revision of depreciation rates.
Normal retirements of property, plant and equipment are charged against accumulated depreciation, with no gain or loss recognized. We depreciate such property on the straight-line method over estimated service lives ranging from 5 to 45 years.
We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining life of our asset base.
Due to rapid changes in technology and the competitive environment, determining the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation expense by approximately $110 million annually or increased depreciation expense by approximately $140 million annually, respectively.
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
Because of the significance of the services we provide to our affiliates and our other affiliate transactions, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented. See Note 10—Affiliate Transactions to our consolidated financial statements in Item 8 of Part II of this report for additional information.

Connect America Fund
In 2015, CenturyLink accepted CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses (living units) in 33 states under the CAF Phase 2 high-cost support program. Of these amounts, approximately $150 million is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states. This program provides a monthly high-cost subsidy similar to the support provided by the FCC’s previous cost reimbursement programs. Although we believe that there is no specific authoritative U.S. GAAP guidance for the treatment of government assistance, we identified three acceptable methods to account for these funds: (1) recognize revenue when entitled to receive cash, (2) defer cash received until the living units are enabled to receive the service at the FCC specified level, or (3) record the cash received as contra capital. After assessing these alternatives, we have determined that we will recognize CAF Phase 2 funds each month as revenue when we are entitled to receive the cash less a deferred amount. The amount of revenue deferred in 2017 was approximately $45 million. We believe our recognition methodology is consistent with other companies in our industry in the United States, but may not necessarily be consistent with companies outside the United States that receive similar government funding, and we cannot provide assurances to this effect.
In computing the amount of revenue to recognize, we assume that we will not be able to economically enable 100% of the required living units in every state with voice and broadband capabilities under the CAF Phase 2 program. We defer recognition of the funds related to potential living units that we estimate we will not enable until we can with reasonable assurance determine that we can fully meet the enablement targets. As disclosed elsewhere herein, in some limited instances, a portion of the funds must be returned if enablement targets are not attained. Based on estimated enablement, a hypothetical 1% decrease in our estimate of living units we will not enable with voice and broadband capabilities under the CAF Phase 2 program would have increased our revenue by $3 million in 2017, and a 1% increase would have decreased our revenue by $8 million in 2017.
For additional information about the CAF Phase 2 support program, see "Business—Regulations" in Item 1 of Part I of this report.
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
The measurement of deferred taxes often involves the exercise of considerable judgment related to the realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken in filed tax returns and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. Assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations. See Note 11—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report for additional information.

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
As of December 31, 2017, we had a working capital deficit of $427 million, reflecting current liabilities of $2.196 billion and current assets of $1.769 billion, compared to a working capital deficit of $1.090 billion as of December 31, 2016. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from CenturyLink, (iii) our ability to refinance Qwest Corporation's debt securities at maturity and (iv) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds or access to available funds that they are willing and able to contribute, advance or loan.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. CenturyLink evaluates capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of CenturyLink's consolidated capital investment is influenced by, among other things, demand for CenturyLink's services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase 2 infrastructure buildout requirements). Based on the type and volume of services we provide, approximately 42% to 43% of CenturyLink's annual consolidated capital expenditures have been attributed over the last two years to us for use in our operations. These percentages are subject to change, and future percentages may vary significantly from past percentages. For more information on CenturyLink's total capital expenditures, please see its annual and quarterly reports filed with the SEC.
Our capital expenditures continue to be focused on our strategic services. For more information on our capital spending, see "Business" and "Risk Factors" in Items 1 and 1A, respectively, of Part I of this report.
Debt and Other Financing Arrangements
CenturyLink has a revolving credit facility (the "2017 Revolving Credit Facility") maturing in 2022 that as of December 31, 2017 allowed CenturyLink to borrow up to $2 billion, including $400 million of letter of credit capacity, for the general corporate purposes of itself and its subsidiaries. As of December 31, 2017, CenturyLink had $1.595 billion available for future use under the 2017 Revolving Credit Facility. On January 29, 2018, the 2017 Revolving Credit Facility was amended to increase CenturyLink's borrowing capacity thereunder to $2.16 billion. CenturyLink also maintains a separate letter of credit arrangement with a financial institution amounting to $225 million to which we have access.
Subject to market conditions, and to the extent feasible, we expect to continue to issue debt securities, under Qwest Corporation, from time to time in the future to refinance a substantial portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors. We have no debt maturities due in 2018.

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
CenturyLink, Inc.'s and Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies. For additional information regarding CenturyLink's and Qwest Corporation's funding arrangements, see "Risk Factors—Risk Related to CenturyLink's Acquisition of Level 3" and "Risks Affecting Liquidity and Capital Resources" in Item 1A of Part I of this report.
Term Loan
In 2015, Qwest Corporation entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At both December 31, 2017 and 2016, the outstanding principal balance on this term loan was $100 million.
Revolving Promissory Note
On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance of this new revolving promissory note and the accrued interest thereon shall be due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of December 31, 2017, the weighted average interest rate was 6.71%. As of December 31, 2017 and December 31, 2016, the amended and restated revolving promissory note and the original revolving promissory note, respectively, are reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of December 31, 2017, $16 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets.
Dividends
We periodically pay dividends to our direct parent company. See Note 13—Stockholder's Equity to our consolidated financial statements in Item 8 of Part II of this report.

Future Contractual Obligations
The following table summarizes our estimated future contractual obligations as of December 31, 2017:

	2018	2019	2020	2021	2022	2023 and thereafter	Total
	(Dollars in millions)
Long-term debt (1)(2)	$17	10	5	951	1	6,446	7,430
Interest on long-term debt and capital leases(2)	500	499	499	494	434	11,247	13,673
Note payable-affiliate	965	—	—	—	—	—	965
Interest on note payable-affiliate	16	—	—	—	—	—	16
Operating leases	36	31	24	22	18	46	177
Purchase commitments(3)	48	11	—	—	—	—	59
Affiliate obligations, net(4)	82	70	65	61	56	609	943
Other	2	2	1	1	1	13	20
Total future contractual obligations(5)	$1,666	623	594	1,529	510	18,361	23,283
_______________________________________________________________________________

(1)	Includes current maturities and capital lease obligations, but excludes unamortized discounts, net and unamortized debt issuance costs and excludes note payable-affiliate.

(2)	Actual principal and interest paid in all years may differ due to future refinancing of outstanding debt or issuance of new debt.

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

(4)
The affiliate obligations, net primarily represents the cumulative allocation of expense attributable to our employees, net of payments, associated with QCII’s pension plans and post-retirement benefit plans prior to the plans being merged into CenturyLink's benefit plans. See additional information on CenturyLink’s employee benefit plans in Note 9—Employee Benefits to the consolidated financial statements in Item 8 of Part II of CenturyLink’s annual report on Form 10-K for the year ended December 31, 2017;

(5)	The table is limited solely to contractual payment obligations and does not include:

•	contingent liabilities;

•	our open purchase orders as of December 31, 2017. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

•
other long-term liabilities, such as accruals for legal matters and other taxes that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•
contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to purchase other goods and services. Assuming we terminate these contracts in 2018, termination fees for these contracts to purchase goods and services would be $46 million. In the normal course of business, we do not believe payment of these fees is likely;

•	service level commitments to our customers, the violation of which typically results in service credits rather than cash payments; and

•	potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary.
Pension and Post-retirement Benefit Obligations
CenturyLink is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2017, the accounting unfunded status of CenturyLink's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was $2.062 billion and $3.352 billion, respectively. See Note 7—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this report and Note 9—Employee Benefits to the consolidated financial statements in Item 8 of Part II of CenturyLink's annual report on Form 10-K for the year ended December 31, 2017, for additional information about our and CenturyLink's pension and post-retirement benefit arrangements.
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

Benefits paid by CenturyLink's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, CenturyLink does not expect any contributions to be required for their qualified pension plan during 2018. The amount of required contributions to CenturyLink's qualified pension plan in 2019 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. CenturyLink occasionally makes voluntary contributions in addition to required contributions, including voluntary contributions of $100 million to the trust for its qualified pension plan made in the third quarter of both 2017 and 2016. CenturyLink currently expects to make a voluntary contribution of $100 million to the trust for its qualified pension plan in 2018.
Substantially all of CenturyLink's post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that have been used to help cover the health care costs of certain retirees. As of December 31, 2017, assets in the post-retirement trusts had been substantially depleted and had a fair value of $23 million (a portion of which was comprised of investments with restricted liquidity), which has significantly limited CenturyLink's ability to continue paying benefits from the trusts; however, CenturyLink plans to continue paying certain benefits from the trusts. Benefits not paid through the trusts are expected to be paid directly by CenturyLink with available cash.
The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII’s pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the year ended December 31, 2017, we made settlement payments of $87 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2018, we expect to make aggregate settlement payments of $82 million to QCII under the plan.
For 2018, CenturyLink's estimated annual long-term rates of return are 6.5% and 4.0% for the pension plan trust assets and post-retirement plans' trust assets, respectively, based on the assets held. However, actual returns could be substantially different.
For additional information, see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources—Adverse changes in the value of assets or obligations associated with CenturyLink's qualified pension plan could negatively impact CenturyLink's liquidity, which may in turn affect our business and liquidity" in Item 1A of Part I of this report.
Connect America Fund
As a result of accepting CAF Phase 2 support payments, we must meet certain specified infrastructure buildout requirements in 13 states over the next several years. In order to meet these specified infrastructure buildout requirements, we may be obligated to make substantial capital expenditures. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of this report.
Historical Information
The following tables summarize our consolidated cash flow activities:

	Years Ended December 31,		Increase / (Decrease)
	2017	2016
	(Dollars in millions)
Net cash provided by operating activities	$2,435	2,652	(217)
Net cash used in investing activities	(1,436)	(1,334)	102
Net cash used in financing activities	(1,003)	(1,316)	(313)

	Years Ended December 31,		Increase / (Decrease)
	2016	2015
	(Dollars in millions)
Net cash provided by operating activities	$2,652	2,591	61
Net cash used in investing activities	(1,334)	(1,220)	114
Net cash used in financing activities	(1,316)	(1,374)	(58)

Operating Activities
Net cash provided by operating activities decreased by $217 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to a decrease in net income adjusted for non-cash items and negative variances in accounts payable and other current assets and liabilities, net, which were partially offset by a positive variance in the change in accounts receivable. Net cash provided by operating activities increased by $61 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to positive variances in the changes in accounts payable, other current assets and liabilities, net and other non-current assets and liabilities, net, which were partially offset by a decrease in net income adjusted for non-cash items and a negative variance in the change in accounts receivable. During the years ended December 31, 2017 and 2016, we made a settlement payment of $87 million and $97 million, respectively, to QCII on our affiliate obligations, net balance. For additional information about our operating results, see "Results of Operations" above.
Investing Activities
Net cash used in investing activities increased by $102 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to a negative variance in the change in advances to affiliates and an increase in payments for property, plant and equipment, which were partially offset by an increase in the proceeds from the sale of property. Net cash used in investing activities increased by $114 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to a to a negative variance in the change in the amount of funds advanced to our affiliates.
Financing Activities
Net cash used in financing activities decreased by $313 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to a reduction in the dividends paid to QSC. Net cash used in financing activities decreased by $58 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to a decrease in the amount of dividends paid to Qwest Service Corporation. For additional information regarding our financing activities, see Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this report.
On May 9, 2017, Qwest Corporation redeemed $125 million aggregate principal amount of the remaining $288 million of its 7.5% Notes due 2051, which resulted in an immaterial loss.
On May 4, 2017, Qwest Corporation redeemed all $500 million of its 6.5% Notes due 2017, which resulted in an immaterial loss.
On April 27, 2017, Qwest Corporation issued $575 million aggregate principal amount of 6.75% Notes due 2057 and, on May 5, 2017, issued an additional $85 million aggregate principal amount of such notes pursuant to an over-allotment option, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $638 million. All of the 6.75% Notes are unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after June 15, 2022, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
See Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this report, for additional information on our outstanding debt securities.
Other Matters
Recent Tax Changes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act significantly changes U.S. tax law. The Act reduces the U.S. corporate income tax rate from a maximum of 35% to 21% for all corporations, effective January 1, 2018, and makes certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures and various other items.
As a result of the reduction in the U.S. corporate income tax rate from 35% to21%, we provisionally re-measured our net deferred tax liabilities at December 31, 2017 and recognized a tax benefit of $555 million in our consolidated statement of operations for the year ended December 31, 2017.
Changes from our current provisional estimates described above will be reflected in our future statements of operations and could be material. For a more detailed description of the Act and its impact on us, please see Note 11—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report.

CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of December 31, 2017.
Market Risk
As of December 31, 2017, we are exposed to market risk from changes in interest rates on our variable rate term loan and amended and restated revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of December 31, 2017, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of December 31, 2017, we did not hold or issue derivative financial instruments for trading or speculative purposes.
At December 31, 2017, we had approximately $7.294 billion (excluding capital lease and other obligations) of long-term debt outstanding which bears interest at fixed rates and is therefore not exposed to interest rate risk. At December 31, 2017, we had $100 million floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $1 million. At December 31, 2017, we had approximately $965 million in debt, which was owed to an affiliate of our ultimate parent, CenturyLink. The note payable-affiliate bears interest at a variable rate, which is based on a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period and therefore is exposed to potential interest rate risk.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2017.
Off-Balance Sheet Arrangements
As of the date of this report, we have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this report, or in the Future Contractual Obligations table included in this Item 7 of Part II above, or (iii) discussed under the heading "Market Risk" above.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7 of Part II of this report is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
Qwest Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, cash flows, and stockholder's equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Shreveport, Louisiana
March 12, 2018

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$5,831	6,247	6,557
Operating revenues - affiliates	2,719	2,663	2,407
Total operating revenues	8,550	8,910	8,964
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,881	2,934	2,872
Selling, general and administrative	925	1,020	1,015
Operating expenses - affiliates	848	941	960
Depreciation and amortization	1,583	1,691	1,857
Total operating expenses	6,237	6,586	6,704
OPERATING INCOME	2,313	2,324	2,260
OTHER (EXPENSE) INCOME
Interest expense	(465)	(478)	(473)
Interest expense - affiliates, net	(63)	(59)	(53)
Other income (expense), net	6	(24)	(1)
Total other expense, net	(522)	(561)	(527)
INCOME BEFORE INCOME TAX EXPENSE	1,791	1,763	1,733
Income tax expense	134	678	659
NET INCOME	$1,657	1,085	1,074
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	5
Accounts receivable, less allowance of $47 and $53	646	700
Advances to affiliates	1,024	872
Other	98	129
Total current assets	1,769	1,706
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	14,316	13,247
Accumulated depreciation	(6,392)	(5,602)
Net property, plant and equipment	7,924	7,645
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,354
Customer relationships, net	1,362	1,877
Other intangible assets, net	379	471
Other, net	75	96
Total goodwill and other assets	11,176	11,798
TOTAL ASSETS	$20,869	21,149
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$17	514
Accounts payable	317	398
Note payable - affiliate	965	914
Accrued expenses and other liabilities
Salaries and benefits	238	273
Income and other taxes	174	175
Other	138	122
Current affiliate obligations, net	82	87
Advance billings and customer deposits	265	313
Total current liabilities	2,196	2,796
LONG-TERM DEBT	7,264	6,747
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	128	131
Deferred income taxes, net	1,001	1,773
Affiliate obligations, net	861	944
Other	82	66
Total deferred credits and other liabilities	2,072	2,914
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(713)	(1,358)
Total stockholder's equity	9,337	8,692
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$20,869	21,149
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,657	1,085	1,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,583	1,691	1,857
Deferred income taxes	(773)	(123)	(189)
Provision for uncollectible accounts	74	80	78
Net long-term debt issuance costs and premium amortization	(2)	(12)	(18)
Accrued interest on affiliate note	51	59	59
Net loss on early retirement of debt	5	27	—
Impairment of asset	1	11	—
Changes in current assets and liabilities:
Accounts receivable	(20)	(92)	(26)
Accounts payable	(44)	5	(79)
Accrued income and other taxes	(1)	(14)	(8)
Other current assets and liabilities, net	(36)	47	1
Other current assets and liabilities - affiliates	11	—	(4)
Changes in other noncurrent assets and liabilities, net	17	1	(30)
Changes in affiliate obligations, net	(88)	(117)	(123)
Other, net	—	4	(1)
Net cash provided by operating activities	2,435	2,652	2,591
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,328)	(1,259)	(1,247)
Changes in advances to affiliates	(152)	(84)	24
Proceeds from sale of property	49	9	3
Cash paid for acquisition	(5)	—	—
Net cash used in investing activities	(1,436)	(1,334)	(1,220)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	638	1,173	495
Payments of long-term debt	(641)	(1,189)	(517)
Early retirement of debt costs	—	—	(2)
Dividends paid to Qwest Services Corporation	(1,000)	(1,300)	(1,350)
Net cash used in financing activities	(1,003)	(1,316)	(1,374)
Net (decrease) increase in cash and cash equivalents	(4)	2	(3)
Cash and cash equivalents at beginning of period	5	3	6
Cash and cash equivalents at end of period	$1	5	3
Supplemental cash flow information:
Income taxes paid, net	$(907)	(801)	(848)
Interest paid (net of capitalized interest of $32, $19 and $18)	$(467)	(488)	(497)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(1,358)	(1,143)	(867)
Net income	1,657	1,085	1,074
Dividends declared to Qwest Services Corporation	(1,000)	(1,300)	(1,350)
Dividend of equity interest in limited liability company to Qwest Services Corporation	(12)	—	—
Balance at end of period	(713)	(1,358)	(1,143)
TOTAL STOCKHOLDER'S EQUITY	$9,337	8,692	8,907
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

(1)	Background and Summary of Significant Accounting Policies
General
We are an integrated communications company engaged primarily in providing an array of communications services to our business and residential customers. Our communications services include local voice, broadband, private line (including business data services), Ethernet, network access, information technology and other ancillary services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers.
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
We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenues for 2016 and 2015. See Note 9—Products and Services Revenues for additional information. These changes had no impact on total operating revenues, total operating expenses or net income for any period presented.
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
Revenue Recognition
We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from three to seven years depending on the service. We also defer costs for customer activations and installations. The deferral of customer activation and installation costs is limited to the amount of revenue deferred on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.
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

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII’s pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2017 and 2016, we made settlement payments of $87 million and $97 million, respectively, to QCII in accordance with plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.
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
Advertising Costs
Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $139 million, $91 million and $84 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Property, Plant and Equipment
As a result of our indirect acquisition by CenturyLink, property, plant and equipment acquired at the time of acquisition was recorded based on its estimated fair value as of the acquisition date. Subsequently purchased and constructed property, plant and equipment are recorded at cost. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are pooled for purposes of depreciation and tracking. The equal life group procedure is used to establish each pool's average remaining useful life. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.
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
For further information on qualified pension, post-retirement and other post-employment benefit plans, see CenturyLink's annual report on Form 10-K for the year ended December 31, 2017.
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
We plan to adopt the provisions of ASU 2016-16 on January 1, 2018. The adoption of ASU 2016-16 is not expected to have a material impact to our consolidated financial statements.

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
We have completed our initial assessment of our business and system requirements and we are currently developing and implementing a new lease accounting and administrative system to comply with the requirements of ASU 2016-02. We plan to adopt the standard when it becomes effective for us beginning January 1, 2019 and the adoption of the standard will result in the recognition of right of use assets and lease liabilities that have not previously been recorded. Although we believe it is premature as of the date of this report to provide any estimate of the impact of adopting ASU 2016-02, we do expect that it will have a material impact on our consolidated financial statements.
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
On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018, which is the date we plan to adopt this standard. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. We plan to adopt the new revenue recognition standard under the modified retrospective transition method.
The most significant judgments and impacts upon adoption of the standard include the following items:
Upon adoption, we will defer (i.e. capitalize) incremental contract acquisition costs and recognize (i.e. amortize) them over the term of the initial contract and anticipated renewal contracts to which the costs relate. Our deferred contract costs for our business and consumer customers have average amortization periods of approximately 49 months and 30 months, respectively, and are subject to being monitored every period to reflect any significant change in assumptions. In addition, we will assess our deferred contract cost asset for impairment on a periodic basis.
Promotional bill credits, discounts and prepaid cards offered to customers as part of renewing services or entering into a new services arrangement that are paid over time and are contingent on the customer maintaining a service contract results in an extended service contract term with multiple performance obligations, which impacts the allocation and timing of revenue recognition between service revenue and revenue assigned to the customer credits. A contract asset will be recorded when services are delivered to the customer, and subsequently recognized as a reduction to service revenue over the extended contract term.

We are in the process of implementing a new revenue accounting system, as well as, new processes and internal controls over revenue recognition to assist us in the application of the new standard.
The cumulative effect of initially applying the new revenue standard on January 1, 2018 is estimated to be an increase to retained earnings of approximately $150 million to $300 million.

(2)	Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2017	2016
	(Dollars in millions)
Goodwill	$9,360	9,354
Customer relationships, less accumulated amortization of $4,337 and $3,822	$1,362	1,877
Other intangible assets subject to amortization:
Capitalized software, less accumulated amortization of $1,619 and $1,510	$379	471
As of December 31, 2017, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.057 billion.
Total amortization expense for intangible assets was as follows:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Amortization expense for intangible assets	$671	767	871
We estimate that total amortization expense for intangible assets for the years ending December 31, 2018 through 2022 will be as follows:

(Dollars in millions)
Year ending December 31,
2018	$583
2019	513
2020	446
2021	136
2022	32
We annually review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our annual reviews.
Substantially, all of our goodwill was derived from CenturyLink's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.
We assess our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our assessment determines the recorded amount of goodwill exceeds the implied fair value. Our annual impairment assessment date for goodwill is October 31, at which date we assessed goodwill at our reporting units. In reviewing the criteria for reporting units, we have determined that we are one reporting unit.
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

At October 31, 2017, we utilized a Level 3 valuation technique to estimate the fair value of our equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period. Based on our assessment performed with respect to our reporting unit as described above, we concluded that our goodwill was not impaired as of that date. As of October 31, 2016 and 2015, based on our assessments performed, we concluded that our goodwill was not impaired as of those dates.

(3)	Long-Term Debt and Revolving Promissory Note
Long-term debt, including unamortized premiums and discounts, unamortized debt issuance costs and note payable-affiliate, were as follows:

			As of December 31,
	Interest Rates	Maturities	2017	2016
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2021 - 2057	$7,294	7,259
Term loan	3.570%	2025	100	100
Capital lease and other obligations	Various	Various	36	32
Unamortized premiums, net			1	4
Unamortized debt issuance costs			(150)	(134)
Total long-term debt			7,281	7,261
Less current maturities			(17)	(514)
Long-term debt, excluding current maturities			$7,264	6,747
Note payable-affiliate	6.710%	2022	$965	914
New Issuances
2017
On April 27, 2017, Qwest Corporation issued $575 million aggregate principal amount of 6.75% Notes due 2057 and, on May 5, 2017, issued an additional $85 million aggregate principal amount of such notes pursuant to an over-allotment option in exchange for aggregate net proceeds, after deducting underwriting discounts and other expenses, of $638 million. All of the 6.75% Notes are senior unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after June 15, 2022, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
2016
On August 22, 2016, Qwest Corporation issued $978 million aggregate principal amount of 6.5% Notes due 2056, including $128 million principal amount that was sold pursuant to an over-allotment option, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $946 million. All of the 6.5% Notes are unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after September 1, 2021, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
On January 29, 2016, Qwest Corporation issued $235 million aggregate principal amount of 7% Notes due 2056, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $227 million. All of the 7% Notes are unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after February 1, 2021, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Repayments
2017
On May 9, 2017, Qwest Corporation redeemed $125 million aggregate principal amount of the remaining $288 million of its 7.5% Notes due 2051, which resulted in an immaterial loss.

On May 4, 2017, Qwest Corporation redeemed all $500 million of its 6.5% Notes due 2017, which resulted in an immaterial loss.
2016
On September 15, 2016, Qwest Corporation redeemed $287 million of its 7.5% Notes due 2051, which resulted in a loss of $9 million.
On August 29, 2016, Qwest Corporation redeemed all $661 million of its 7.375% Notes due 2051, which resulted in a loss of $18 million.
On May 2, 2016, Qwest Corporation paid at maturity the $235 million principal amount and accrued and unpaid interest due under its 8.375% Notes.
Term Loan
In 2015, Qwest Corporation entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the applicable London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on Qwest Corporation's then current senior unsecured long-term debt rating. At both December 31, 2017 and 2016, the outstanding principal balance on this term loan was $100 million.
Aggregate Maturities of Long-Term Debt
Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized premiums and discounts and unamortized debt issuance costs and other and excluding note payable-affiliate) maturing during the following years:

(Dollars in millions)(1)
2018	$17
2019	10
2020	5
2021	951
2022	1
2023 and thereafter	6,446
Total long-term debt	$7,430
_______________________________________________________________________________
(1) Actual principal paid in any year may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.
Revolving Promissory Note
On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance of this new revolving promissory note and the accrued interest thereon shall be due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of December 31, 2017, the amended and restated revolving promissory note had an outstanding balance of $965 million and bore interest at a weighted-average interest rate of 6.710%. As of December 31, 2017 and 2016, the amended and restated revolving promissory note and the original revolving promissory note, respectively, are reflected on our consolidated balance sheets as a current liability under “Note payable-affiliate”. In accordance with the terms of the amended and restated revolving promissory note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is to be capitalized on such date and is to begin accruing interest. As of December 31, 2017, $16 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.

Interest Expense
Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest and interest expense-affiliates, net:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Interest expense:
Gross interest expense	$497	497	491
Capitalized interest	(32)	(19)	(18)
Total interest expense	$465	478	473
Interest expense-affiliates, net	$63	59	53
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
Under the Qwest Corporation term loan, Qwest Corporation must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in CenturyLink's Credit Facility) ratio of not more than 2.85:1.0, as of the last day of each fiscal quarter for the four quarters then ended. The term loan also contains a negative pledge covenant, which generally requires us to secure equally and ratably any advances under the term loan if we pledge assets or permit liens on our property for the benefit of other debtholders. The term loan also has a cross payment default and cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Our debt to EBITDA ratio could be adversely impacted by a wide variety of events, including unforeseen contingencies, many of which are beyond our control. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.
At December 31, 2017, we believe we were in compliance with all of the provisions and covenants contained in our debt agreements.

(4)	Accounts Receivable
The following table presents details of our accounts receivable balances:

	As of December 31,
	2017	2016
	(Dollars in millions)
Trade and purchased receivables	$591	634
Earned and unbilled receivables	99	115
Other	3	4
Total accounts receivable	693	753
Less: allowance for doubtful accounts	(47)	(53)
Accounts receivable, less allowance	$646	700
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

The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2017	$53	74	(80)	47
2016	$47	80	(74)	53
2015	$38	78	(69)	47

(5)	Property, Plant and Equipment
Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2017	2016
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$333	348
Fiber, conduit and other outside plant(1)	15-45 years	6,639	5,980
Central office and other network electronics(2)	4-10 years	4,250	3,855
Support assets(3)	5-30 years	2,620	2,633
Construction in progress(4)	N/A	474	431
Gross property, plant and equipment		14,316	13,247
Accumulated depreciation		(6,392)	(5,602)
Net property, plant and equipment		$7,924	7,645
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
We recorded depreciation expense of $912 million, $924 million and $986 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(6)	Severance
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

Changes in our accrued liability for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2015	$6
Accrued to expense	89
Payments, net	(43)
Balance at December 31, 2016	52
Accrued to expense	14
Payments, net	(58)
Balance at December 31, 2017	$8

(7)	Employee Benefits
Pension and Post-Retirement Benefits
QCII's post-retirement benefit plans were merged into CenturyLink's post-retirement benefit plans on January 1, 2012 and on December 31, 2014, QCII's qualified pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which was renamed the CenturyLink Combined Pension Plan. Prior to the plan mergers, a substantial portion of our active and retired employees participated in QCII's pension and post-retirement plans. Based on current laws and circumstances, (i) CenturyLink was not required to make a cash contribution to the CenturyLink Combined Pension Plan in 2017 and (ii) CenturyLink does not expect it will be required to make a contribution in 2018. The amount of required contributions to the CenturyLink Combined Pension Plan in 2019 and beyond will depend on earnings on plan investments, prevailing discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. CenturyLink occasionally makes voluntary contributions in addition to required contributions, and CenturyLink made such voluntary cash contributions of $100 million to the CenturyLink Combined Pension Plan during each of the third quarters of 2017 and 2016. CenturyLink currently expects to make a voluntary contribution of $100 million to the trust for its qualified pension plan in 2018. No contributions were made to the post-retirement occupational health care trust in 2017 or 2016 and CenturyLink does not expect to make a contribution in 2018.
The unfunded status of CenturyLink's qualified pension plan for accounting purposes was $2.004 billion and $2.352 billion as of December 31, 2017 and 2016, respectively, which includes the merged QCII qualified pension plan. The unfunded status of CenturyLink's post-retirement benefit plans for accounting purposes was $3.352 billion and $3.360 billion as of December 31, 2017 and 2016, respectively.
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
The affiliate obligations, net in current and noncurrent liabilities on the consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2017 and 2016, we made settlement payments in the aggregate of $87 million and $97 million, respectively, to QCII under the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.
We were allocated $44 million of pension service costs and $12 million of post-retirement service costs during the year ended December 31, 2017, which represented 70% of CenturyLink's total pension and post-retirement service costs for the year. The combined net pension and post-retirement service costs is included in cost of services and products and selling, general and administrative expenses on our consolidated statement of operations for the year ended December 31, 2017.
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
CenturyLink maintains post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. The QCII post-retirement benefit plans were merged into CenturyLink's post-retirement benefit plans on January 1, 2012. The benefit obligation for the occupational health care and life insurance post-retirement plans is estimated based on the terms of benefit plans. In calculating this obligation, CenturyLink considers numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and plan amendments. In June 2017, we renewed a collective bargaining agreement for three years which covers approximately 10,000 of our unionized employees. Effective with the renewal, there were no significant changes to the existing benefits for the approximately 10,000 active employees and eligible post-1990 retirees who are former represented employees. This agreement expires in March 2020.
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
Other Benefit Plans
Health Care and Life Insurance
We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $204 million, $241 million and $217 million for the years ended December 31, 2017, 2016 and 2015, respectively. Union-represented employee benefits are based on negotiated collective bargaining agreements. Employees' group basic life insurance plans are fully insured and the premiums are paid by CenturyLink.
401(k) Plans
CenturyLink sponsors qualified defined contribution plans covering substantially all of our employees. Under these plans, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plans and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employees' contributions in cash. We recognized $42 million, $42 million and $43 million in expense related to these plans for the years ended December 31, 2017, 2016 and 2015, respectively.

(8)	Share-based Compensation
Share-based compensation expenses are included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations.
For the years ended December 31, 2017, 2016 and 2015, we recorded a share-based compensation expense of approximately $27 million, $22 million and $21 million, respectively. We recognized an income tax benefit from our compensation expense of approximately $7 million, $8 million and $8 million, respectively, during the years ended December 31, 2017, 2016 and 2015, respectively.

(9)	Products and Services Revenues
We are an integrated communications company engaged primarily in providing an array of communications services, including local voice, broadband, private line (including business data services), Ethernet, network access, information technology and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
We categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily broadband, Ethernet and other ancillary services;

•
Legacy services, which include primarily local voice, private line (including business data services), Integrated Services Digital Network ("ISDN") services (which use regular telephone lines to support voice, video and data applications), switched access and other ancillary services; and

•
Affiliates and other services, which consist primarily of CAF support payments, USF support payments, USF surcharges and services we provide to our affiliates. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific services we list on our customers' invoices to fund the FCC's universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

Our operating revenues for our products and services consisted of the following categories for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Strategic services	$2,686	2,696	2,617
Legacy services	2,831	3,216	3,593
Affiliates and other services	3,033	2,998	2,754
Total operating revenues	$8,550	8,910	8,964
We do not have any single external customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues come from customers located in the United States.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated to $134 million, $149 million and $147 million for the years ended December 31, 2017, 2016 and 2015, respectively. These USF surcharges, where we record revenue, are included in "other" operating revenues and transaction taxes are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

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

We charge our affiliates for services that we also provide to external customers, while other services that we provide only to our affiliates are priced by applying a fully distributed cost ("FDC") methodology. FDC rates include salaries and wages, payroll taxes, employee related benefits, miscellaneous expenses, and charges for the use of our buildings, computing and software assets. Whenever possible, costs are directly assigned to our affiliates for the services they use. If costs cannot be directly assigned, they are allocated among all affiliates based upon cost causative measures; or if no cost causative measure is available, these costs are allocated based on a general allocator. These cost allocation methodologies are reasonable. From time to time, we adjust the basis for allocating the costs of a shared service among affiliates. Such changes in allocation methodologies are generally billed prospectively.
We also purchase services from our affiliates including telecommunication services, insurance, flight services and other support services such as legal, regulatory, finance and accounting, tax, human resources and executive support. Our affiliates charge us for these services based on FDC.

(11)	Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act significantly changes U.S. tax law. The Act reduces the U.S. corporate income tax rate from a maximum of 35% to 21% for all corporations, effective January 1, 2018, and makes certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures, interest expense and various other items.
As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we re-measured our net deferred tax liabilities at December 31, 2017 and recognized a provisional tax benefit of $555 million in our consolidated statement of operations for the year ended December 31, 2017.
On December 22, 2017, the SEC staff addressed the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. We have provisionally recognized the tax impacts related to the re-measurement of deferred tax assets and liabilities in the amount noted above in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from our provisional amount due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The change from our current provisional estimates will be reflected in our future statements of operations and could be material. We expect to complete the accounting by the time we file our 2017 U.S. corporate income tax return in the fourth quarter of 2018, although we cannot assure you of this.

We are included in the consolidated federal income tax returns and the combined state income tax returns of CenturyLink. CenturyLink treats our consolidated results as if we were a separate taxpayer. The policy requires us to settle our tax liabilities through a change in our general intercompany obligation based upon our separate return taxable income, which is reflected in advances to affiliates on our consolidated balance sheets. Because we are included in the consolidated federal income tax returns and the combined state income tax returns of CenturyLink, any tax audits involving CenturyLink will also involve us. We, or at least one of our subsidiaries, file income tax returns in various states jurisdictions.
With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2008. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carryforwards are available.
As of December 31, 2017 and 2016, we had no liability for interest related to uncertain tax positions. Additionally, we did not record interest expense related to uncertain tax positions for the years ended December 31, 2017, 2016 and 2015. We made no accrual for penalties related to income tax positions.
Income Tax Expense
The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Income tax expense:
Current:
Federal and foreign	$777	686	734
State and local	130	115	114
Total current	907	801	848
Deferred:
Federal and foreign	(736)	(103)	(170)
State and local	(37)	(20)	(19)
Total deferred	(773)	(123)	(189)
Income tax expense	$134	678	659
The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2017	2016	2015
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes-net of federal effect	3.4%	3.5%	3.6%
Tax reform	(31.0)%	—%	—%
Other	0.1%	—%	(0.6)%
Effective income tax rate	7.5%	38.5%	38.0%
The effective tax rate for the year ended December 31, 2017 reflects the benefit of $555 million from the re-measurement of deferred taxes as noted above.

Deferred Tax Assets and Liabilities
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2017	2016
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax liabilities:
Property, plant and equipment	$(933)	(1,384)
Intangibles assets	(553)	(1,088)
Receivable from an affiliate due to pension plan participation	—	(452)
Total deferred tax liabilities	(1,486)	(2,924)
Deferred tax assets:
Payable to affiliate due to post-retirement benefit plan participation	366	954
Other	127	209
Gross deferred tax assets	493	1,163
Less valuation allowance on deferred tax assets	(8)	(12)
Net deferred tax assets	485	1,151
Net deferred tax liabilities	$(1,001)	(1,773)
At December 31, 2017, we have established a valuation allowance of $8 million as it is not more likely than not that this amount of deferred tax assets will be realized. There was a $4 million change to the valuation allowance in 2017, all attributable to tax reform.
Other Income Tax Information
We paid $907 million, $801 million and $848 million to QSC related to income taxes in the years ended December 31, 2017, 2016 and 2015, respectively.

(12)	Fair Value Disclosure
Our financial instruments consist of cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, note payable-affiliate and long-term debt, excluding capital lease and other obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable and note payable-affiliate approximate their fair values.
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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input levels used to determine the fair values:

		As of December 31, 2017		As of December 31, 2016
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt (excluding capital lease and other obligations)	2	$7,245	7,080	7,229	7,203

(13)	Stockholder's Equity
Common Stock
We have one share of common stock (no par value) issued and outstanding, which is owned by QSC.
In addition, in the normal course of business, we transfer assets and liabilities to and from QSC and its affiliates, which are recorded through our equity. It is our policy to record these asset transfers based on carrying values.
Dividends
We declared the following cash dividend to QSC:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Cash dividend declared to QSC	$1,000	1,300	1,350
Cash dividend paid to QSC	1,000	1,300	1,350
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

(14)	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2017
Operating revenues	$2,162	2,133	2,141	2,114	8,550
Operating income	580	573	560	600	2,313
Income tax expense (benefit)	174	170	168	(378)	134
Net income	278	268	265	846	1,657

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2016
Operating revenues	$2,253	2,223	2,226	2,208	8,910
Operating income	625	602	576	521	2,324
Income tax expense	188	179	159	152	678
Net income	304	288	255	238	1,085

In the fourth quarter of 2017, we recognized a tax benefit of $555 million due to the change in the federal corporate tax rate from 35% to 21%. During the fourth quarter of 2016, we recognized $78 million of severance expenses and other one-time termination benefits associated with workforce reductions.

(15)	Commitments and Contingencies
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
Billing Practices Suits
In June 2017, a former employee of CenturyLink filed an employment lawsuit against CenturyLink claiming that she was wrongfully terminated for alleging that CenturyLink charged some of its retail customers for products and services they did not authorize. Starting shortly thereafter and continuing since then, and based in part on the allegations made by the former employee, a series of consumer and shareholder putative class actions were filed against CenturyLink, and it received several shareholder derivative demands. In July 2017, the Minnesota Attorney General also filed a civil suit on behalf of the Minnesota consumers alleging that we and certain of our affiliates engaged in improper sales and billing practices. The filing of additional related lawsuits is possible. The consumer putative class actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings. The shareholder putative class actions have been consolidated into a single action that currently is pending in U.S. District Court for the Western District of Louisiana. In addition, a separate, related class action was filed in U.S. District Court for the Southern District of New York purportedly on behalf of persons who purchased certain of CenturyLink's Senior Notes. This class action suit has been transferred to the U.S. District Court for the Western District of Louisiana. Although CenturyLink and/or various of its subsidiaries are named in these lawsuits, Qwest Corporation is currently a named defendant in only the Minnesota Attorney General civil suit.
In late June 2017, CenturyLink's Board of Directors formed a special committee of outside directors to investigate improper sales and billing practices and related matters. In late 2017, the special committee concluded its review and issued its key findings. Among other things, the committee found that (i) our investment in consumer sales monitoring was insufficient, (ii) our ordering and billing software contributed to customer confusion and (iii) systems and human errors contributed to inaccurate billing. In August 2017, CenturyLink's Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. The investigation of the special litigation committee is ongoing.

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
_________________
The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our forward-looking statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part I of this report.
Capital Leases
We lease certain facilities and equipment under various capital lease arrangements. Depreciation of assets under capital leases is included in depreciation and amortization expense in our consolidated statements of operations. Payments on capital leases are included in repayments of long-term debt, including current maturities in our consolidated statements of cash flows.
The tables below summarize our capital lease activity:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Assets acquired through capital leases	$19	10	10
Depreciation expense	9	5	19
Cash payments towards capital leases	8	6	20

	As of December 31,
	2017	2016
	(Dollars in millions)
Assets included in property, plant and equipment	$57	40
Accumulated depreciation	24	22

The future annual minimum payments under capital lease arrangements as of December 31, 2017 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2018	$14
2019	10
2020	6
2021	2
2022	1
2023 and thereafter	3
Total minimum payments	36
Less: amount representing interest and executory costs	(6)
Present value of minimum payments	30
Less: current portion	(12)
Long-term portion	$18
Operating Leases
We lease various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2017, 2016 and 2015, our gross rental expense was $70 million, $72 million and $75 million, respectively. We also received sublease rental income for the years ended December 31, 2017, 2016 and 2015 of $2 million, $4 million and $4 million, respectively.
At December 31, 2017, our future rental commitments for operating leases were as follows:

Future Minimum Payments
(Dollars in millions)
Operating leases:
2018	$36
2019	31
2020	24
2021	22
2022	18
2023 and thereafter	46
Total future minimum payments(1)	$177
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $22 million due in the future under non-cancelable subleases.
Purchase Commitments
We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $59 million at December 31, 2017. Of this amount, we expect to purchase $48 million in 2018 and $11 million in 2019. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2017.

(16)	Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2017	2016
	(Dollars in millions)
Prepaid expenses	$42	48
Assets held for sale	—	8
Other	56	73
Total other current assets	$98	129
We recorded a loss of $11 million in connection with the impairment of an office building being reclassified as held for sale in 2016. This impairment charge is included in selling, general and administrative expense in our consolidated statement of operations for the year ended December 31, 2016. The sale of the office building closed in 2017.
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable:

	As of December 31,
	2017	2016
	(Dollars in millions)
Accounts payable	$317	398
Included in accounts payable at December 31, 2017 and 2016, were $86 million and $53 million, respectively, associated with capital expenditures.

(17)	Labor Union Contracts
As of December 31, 2017, approximately 10,000, or 45% of our employees were members of various bargaining units represented by the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). We believe that relations with our employees continue to be generally good. In mid-2017, we reached new agreements with the CWA District 7 and IBEW Local 206, which represented at December 31, 2017 substantially all of the above noted represented employees. The new agreements were effective June 18, 2017 and will expire on March 8, 2020 and include terms substantially similar to those contained in the prior agreements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, Sunit S. Patel, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the COSO. Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2017.
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
Fees Paid to the Independent Registered Public Accounting Firm
QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate fees billed or allocated to us for the years ended December 31, 2017 and 2016 for professional accounting services, including KPMG's audit of our annual consolidated financial statements, are set forth in the table below.

	Years Ended December 31,
	2017	2016
	(Dollars in thousands)
Audit fees	$2,600	2,700
Audit-related fees	—	—
Total fees	$2,600	2,700
KPMG did not provide to us any professional services for tax compliance, tax advice or tax planning in 2017 or 2016.
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
101*
Financial statements from the Annual Report on Form 10-K of Qwest Corporation for the period ended December 31, 2017, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2018.

QWEST CORPORATION
By:	/s/ David D. Cole
David D. Cole
Executive Vice President, Controller and Assistant Secretary (Chief Accounting Officer and Duly Authorized Officer)
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Glen F. Post, III	Chief Executive Officer and President (Principal Executive Officer)
Glen F. Post, III

/s/ Sunit S. Patel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Sunit S. Patel

/s/ Stacey W. Goff	Director
Stacey W. Goff

/s/ David D. Cole	Director
David D. Cole