Form 10-Q
period 2018-03-31
QWEST CORP
filed 2018-05-15
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On May 15, 2018, there was one share of common stock outstanding.

PART I—FINANCIAL INFORMATION
Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are “forward-looking” statements, as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “seeks,” “hopes,” “intends,” “plans,” “projects,” “will” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions as of the date such statements are made about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of certain important factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward looking statements. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following:

•	the effects of competition from a wide variety of competitive providers, including decreased demand for our traditional wireline service offerings and increased pricing pressures;

•	the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

•
the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, universal service, broadband deployment, data protection and net neutrality;

•
the ability of our parent company, CenturyLink, Inc. ("CenturyLink") to timely realize the anticipated benefits of its recently-completed combination with Level 3, including its ability to attain anticipated cost savings, to use Level 3's net operating loss carryforwards in the amounts projected, to retain key personnel and to avoid unanticipated integration disruptions;

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

•
our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments, dividends, pension contributions and other benefits payments;

•
changes in our operating plans, corporate strategies, or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•
increases in the costs of CenturyLink's pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations, which may in turn impact our business and liquidity;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to effectively manage our network buildout project and our other expansion opportunities;

•	our ability to collect our receivables from financially troubled customers;

•	any adverse developments in legal or regulatory proceedings involving us or our affiliates (including CenturyLink);

•	changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies or practices, including potential future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and

•	other risks identified in our "Risk Factors" disclosures included in our annual report on Form 10-K for the year ended December 31, 2017.
Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our capital allocation plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,419	1,486
Operating revenues - affiliates	711	676
Total operating revenues	2,130	2,162
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	707	720
Selling, general and administrative	215	244
Operating expenses - affiliates	216	227
Depreciation and amortization	360	391
Total operating expenses	1,498	1,582
OPERATING INCOME	632	580
OTHER (EXPENSE) INCOME
Interest expense	(118)	(114)
Interest expense - affiliates, net	(13)	(15)
Other income, net	9	1
Total other expense, net	(122)	(128)
INCOME BEFORE INCOME TAX EXPENSE	510	452
Income tax expense	130	174
NET INCOME	$380	278
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2018 (Unaudited)	As of December 31, 2017
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6	1
Accounts receivable, less allowance of $49 and $47	577	646
Advances to affiliates	1,138	1,024
Other	217	98
Total current assets	1,938	1,769
Property, plant and equipment, net of accumulated depreciation of $6,570 and $6,392	7,945	7,924
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Customer relationships, less accumulated amortization of $4,458 and $4,337	1,241	1,362
Other intangible assets, less accumulated amortization of $1,644 and $1,619	363	379
Other, net	100	75
Total goodwill and other assets	11,064	11,176
TOTAL ASSETS	$20,947	20,869
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$17	17
Accounts payable	300	317
Note payable - affiliate	981	965
Accrued expenses and other liabilities
Salaries and benefits	152	238
Income and other taxes	190	174
Other	139	138
Current affiliate obligations, net	81	82
Advance billings and customer deposits	255	265
Total current liabilities	2,115	2,196
LONG-TERM DEBT	7,260	7,264
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	101	128
Deferred income taxes, net	1,003	1,001
Affiliate obligations, net	843	861
Other	80	82
Total deferred credits and other liabilities	2,027	2,072
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(505)	(713)
Total stockholder's equity	9,545	9,337
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$20,947	20,869
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$380	278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360	391
Deferred income taxes	(41)	(32)
Provision for uncollectible accounts	23	21
Accrued interest on affiliate note	16	—
Changes in current assets and liabilities:
Accounts receivable	95	42
Accounts payable	18	59
Accrued income and other taxes	16	16
Other current assets and liabilities, net	(130)	(147)
Other current assets and liabilities - affiliates, net	(9)	15
Changes in other noncurrent assets and liabilities, net	1	12
Changes in affiliate obligations, net	(19)	(21)
Other, net	(1)	(10)
Net cash provided by operating activities	709	624
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(292)	(318)
Changes in advances to affiliates	(109)	(83)
Proceeds from sale of property	1	41
Net cash used in investing activities	(400)	(360)
FINANCING ACTIVITIES
Payments of long-term debt	(4)	(1)
Dividends paid to Qwest Services Corporation	(300)	(250)
Net cash used in financing activities	(304)	(251)
Net increase in cash, cash equivalents and restricted cash	5	13
Cash, cash equivalents and restricted cash at beginning of period	3	7
Cash, cash equivalents and restricted cash at end of period	$8	20
Supplemental cash flow information:
Income taxes paid, net	$(171)	(205)
Interest paid (net of capitalized interest of $7 and $7)	$(110)	(101)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(713)	(1,358)
Net income	380	278
Cumulative effect of adoption of ASU 2014-09, Revenue from Contracts with Customers	128	—
Dividends declared to Qwest Services Corporation	(300)	(250)
Dividend of equity interest in limited liability company to Qwest Services Corporation	—	(12)
Balance at end of period	(505)	(1,342)
TOTAL STOCKHOLDER'S EQUITY	$9,545	8,708
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
(1) Background
General
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local voice, broadband, private line (including special access), Ethernet, network access, information technology and other ancillary services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers.
We generate the majority of our total consolidated operating revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.
Basis of Presentation
Our consolidated balance sheet as of December 31, 2017, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first three months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.
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
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law and in December 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") 118 to provide guidance for companies that have not completed their accounting for the income tax effects of the Act. As of March 31, 2018, we have not completed our accounting for the tax effects of the Act. In order to complete our accounting for the impact of the Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the Financial Accounting Standards Board (“FASB”) and other standard-setting and regulatory bodies. New guidance or interpretations may materially impact our provision for income taxes in future periods.
Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of foreign subsidiaries, the final determination of certain net deferred tax assets subject to remeasurement and the tax treatment of such provisions of the Act by various state tax authorities. We have provisionally recognized the tax impacts related to the re-measurement of deferred tax assets and liabilities. The ultimate impact may differ from our provisional amount due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The change from our current provisional estimates will be reflected in our future statements of operations and could be material. We expect to complete the accounting by the time we file our 2017 U.S. corporate income tax return in the fourth quarter of 2018, although we cannot assure you of this.

The Act reduced the U.S. corporate income tax rate from a maximum of 35% to 21% for all C corporations, effective January 1, 2018, and made certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures and various other items. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax liabilities at December 31, 2017 and recognized a tax benefit of approximately $555 million in our consolidated statement of operations for the year ended December 31, 2017.
Recently Adopted Accounting Pronouncements
In the first quarter of 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory”.
Each of these is described further below.
Revenue Recognition
ASU 2014-09 ("ASC 606") replaces virtually all existing GAAP on revenue recognition with a principles-based approach for determining revenue recognition using a new five step model.
We adopted the new revenue recognition standard under the modified retrospective transition method and recorded a cumulative catch-up, which resulted in an increase to retained earnings of $128 million. See Note 4—Products and Services Revenues for additional information on revenue recognition.
Upon adoption, we deferred (or capitalized) incremental customer contract acquisition costs and plan to recognize such costs over the average customer life, which approximates the initial contract term and anticipated renewals for contracts to which such costs relate. Our deferred contract costs for our business and consumer customers have average amortization periods of approximately 49 months and 30 months, respectively, and are subject to being monitored every period to reflect any significant change in assumptions. In addition, we intend to assess our deferred contract cost asset for impairment on a periodic basis.
Promotional bill credits, discounts and prepaid cards offered to customers as part of renewing services or entering into a new services arrangement that are paid over time and are contingent on the customer maintaining a service contract results in an extended service contract term with multiple performance obligations, which impacts the allocation and timing of revenue recognition between service revenue and revenue assigned to the customer credits. The contract asset is subsequently amortized as a reduction to service revenue over the extended contract term.
Most of our indefeasible right of use arrangements, including certain long-term prepaid customer capacity arrangements, are accounted for as operating leases.
Income Taxes
ASU 2016-16 eliminates the current prohibition on the recognition of the income tax effects on the transfer of assets among our subsidiaries. Prospectively, the income tax effects associated with these asset transfers, except for the transfer of inventory, will be recognized in the period the asset is transferred versus the current deferral and recognition upon either the sale of the asset to a third party or over the remaining useful life of the asset. The adoption of ASU 2016-16 did not have a material impact to our consolidated financial statements.
Recent Accounting Pronouncements
Leases
On February 25, 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 will require lessees to present right-of-use assets and lease liabilities on their balance sheets for operating leases, which under GAAP are currently not required to be reflected on their balance sheets.
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
On January 25, 2018, the FASB issued ASU 2018-01, “Leases: Land Easement Practical Expedient for Transition to ASU 2016-02" ("ASU 2018-01"). ASU 2018-01 permits reporting companies to elect to forego reassessments of land easements that exist or expire before the entity’s adoption of ASU 2016-02 and that were not previously accounted for as leases. We plan to adopt ASU 2018-01 at the same time we adopt ASU 2016-02.

We are in the process of implementing a new lease administration and accounting system. We plan to adopt ASU 2016-02 and ASU 2018-01 effective January 1, 2019. The adoption of ASU 2016-02 will result in our recognition of right of use assets and lease liabilities that we have not previously recorded. Although we believe it is premature as of the date of this report to provide any estimate of the impact of adopting ASU 2016-02, we do expect that it will have a material impact on our consolidated financial statements.
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
Goodwill Impairment
On January 26, 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the impairment testing for goodwill by changing the measurement for goodwill impairment. Under current rules, we are required to compute the implied fair value of goodwill to measure the impairment amount if the carrying value of a reporting unit exceeds its fair value. Under ASU 2017-04, the goodwill impairment charge will equal the excess of the reporting unit carrying value above fair value, limited to the amount of goodwill assigned to the reporting unit.
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
(2) Long-Term Debt and Revolving Promissory Note
The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including unamortized discounts and premiums, unamortized debt issuance costs and (ii) note payable - affiliate:

	Interest Rates	Maturities	As of March 31, 2018	As of December 31, 2017
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2021 - 2057	$7,294	7,294
Term loan	3.890%	2025	100	100
Capital lease and other obligations	Various	Various	32	36
Unamortized premiums, net			1	1
Unamortized debt issuance costs			(150)	(150)
Total long-term debt			7,277	7,281
Less current maturities			(17)	(17)
Long-term debt, excluding current maturities			$7,260	7,264
Note payable - affiliate	5.466%	2022	$981	965

Note Payable - Affiliate
On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance owed by Qwest Corporation under this revolving promissory note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of March 31, 2018, the amended and restated revolving promissory note had an outstanding balance of $981 million and bore interest at a weighted-average interest rate of 5.466%. As of March 31, 2018 and December 31, 2017, the amended and restated revolving promissory note is reflected on our consolidated balance sheets as a current liability under "Note payable - affiliate". In accordance with the terms of the amended and restated revolving promissory note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is to be capitalized on such date and is to begin accruing interest. As of March 31, 2018, $13 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
Covenants
As of March 31, 2018, we believe we were in compliance with the provisions and covenants of our debt agreements.
(3) Fair Value Disclosure
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of March 31, 2018		As of December 31, 2017
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$7,245	6,871	7,245	7,080
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
We categorize our products, services and revenues among the following six categories:

•	IP and data services, which include primarily VPN data networks, Ethernet, IP and other ancillary services;

•	Transport and infrastructure, which include broadband, private line (including business data services) and other ancillary services;

•	Voice and collaboration, which includes primarily local voice, including wholesale voice, and other ancillary services;

•	IT and managed services, which include information technology services and managed services, which may be purchased in conjunction with our other network services;

•
Regulatory revenues, which consist of Universal Service Fund ("USF") and Connect America Fund ("CAF") support payments and other operating revenues. We receive federal support payments from both federal and state USF programs and from the federal CAF program. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers; and

•
Affiliates services, we provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.

Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
IP & Data Services	$146	151
Transport & Infrastructure	759	769
Voice & Collaboration	460	511
IT & Managed Services	2	1
Regulatory	52	54
Affiliates services	711	676
Total operating revenues	$2,130	2,162
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated $34 million and $33 million for the three months ended March 31, 2018 and 2017, respectively. These USF surcharges are assigned to the products and services categories based on the underlying revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
Revenue Recognition
The following table presents our reported results under ASC 606 and a reconciliation to results using the historical accounting method:

	Three Months Ended March 31, 2018
	(Dollars in millions, except per share amounts and shares in thousands)
	Reported Balances as of March 31, 2018	Impact of 606	ASC 605 Historical Adjusted Balances
Operating revenues	$2,130	(9)	$2,121
Cost of services and products (exclusive of depreciation and amortization)	707	6	713
Selling, general and administrative	215	(1)	214
Income tax expense	130	(4)	126
Net income	$380	(10)	$370

The following table presents a reconciliation of certain consolidated balance sheet captions under ASC 606 to the balance sheet results using the historical accounting method:

	As of March 31, 2018
	(Dollars in millions)
	Reported Balances as of March 31, 2018	Impact of 606	ASC 605 Historical Adjusted Balances
Other current assets	$217	(109)	$108
Other long-term assets, net	100	(31)	69
Advance billing and customer deposits	255	1	256
Deferred income taxes, net	1,003	(41)	962
Other long-term liabilities	80	27	107
Accumulated deficit	(505)	(138)	(643)
Pursuant to ASU 2014-19 discussed in Note 1 above, the following table provides disaggregation of revenue from contracts with customers as of March 31, 2018:

	Three Months Ended March 31, 2018
	(Dollars in millions)
	Total Revenue	Adjustments for Non-ASC 606 Revenue (7)	Total Revenue from Contracts with Customers
IP & Data Services (1)	$146	—	146
Transport & Infrastructure (2)	759	(26)	733
Voice & Collaboration (3)	460	—	460
IT & Managed Services (4)	2	—	2
Regulatory revenues (5)	52	(52)	—
Affiliate revenues (6)	711	—	711
Total revenues	$2,130	(78)	2,052

Timing of Revenue
Goods transferred at a point in time			$11
Services performed over time			2,041
Total revenues from contracts with customers			$2,052

(1)	Includes primarily VPN data network, Ethernet, IP and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services) and ancillary revenues.
(3)	Includes local voice and other ancillary revenues.
(4)	Includes IT services and managed services revenues.
(5)	Includes CAF Phase I, CAF Phase 2 and federal and state USF support revenue.
(6)	Includes telecommunications and data services we bill to our affiliates.
(7)	Includes regulatory revenues, lease revenues and sublease rental income, which are not within the scope of ASC 606.

The following table provides balances of customer receivables, contract assets and liabilities as of March 31, 2018 and January 1, 2018:

	March 31, 2018	January 1, 2018
	(Dollars in millions)
Customer receivables (1)	$561	631
Contract liabilities	79	78
Contract assets	$113	93
(1) Gross customer receivables of $602 million and $669 million, net of allowance for doubtful accounts of $41 million and $38 million, at March 31, 2018 and January 1, 2018, respectively.
Contract liabilities constitute consideration we have received from our customers in exchange for services or products to be delivered by us in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer.
We recognize revenue for services when we provide the applicable service or when control is transferred. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include certain activation and certain installation charges, which we recognize as revenue over the expected contract term, which ranges from one year to over seven years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.
We offer bundle discounts to our customers who receive certain groupings of services. These bundle discounts are included in our calculation of the total transaction price with the customer which is allocated to the various services in the bundled offering based on the standalone selling price of services included in each bundled combination.
Customer contracts that include both equipment and services are evaluated to determine whether the performance obligations are separable. If the performance obligations are deemed separable and separate earnings processes exist, the total transaction price with the customer is allocated to each performance obligation based on the relative standalone selling price of the separate performance obligation. The standalone selling price is the price we sell to similar customers. The total transaction price is the total consideration that we expect to be entitled to (excluding amounts subject to revenue constraints) in exchange for transferring the equipment and services to the customer under the existing contract. The revenue associated with each performance obligation is then recognized as earned. For example, if we receive an advance payment when we sell equipment and continuing service together, we immediately recognize as revenue the amount of the total transaction price allocated to the equipment at the time title or control is transferred to the customer. The portion of the advance payment allocated to the service based upon its relative selling price is recognized ratably over the contract term.
We periodically permit other telecommunications carriers to use optical capacity on our network. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. We account for the cash consideration received on transfers of optical capacity and fiber assets and on all of the other elements deliverable under an IRU, as lease revenue, non ASC 606, ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other optical capacity assets.
In connection with offering products and services provided to the end user by third-party vendors, we review the relationship between us, the vendor and the end user to assess whether revenue should be reported on a gross or net basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction and control the goods and services used to fulfill the performance obligation(s) associated with the transaction. Based on our agreement with DIRECTV, we offer this service through a sales agency relationship which we report on a net basis.
We have service level commitments pursuant to contracts with certain of our customers. To the extent that such service levels are not achieved or are otherwise disputed due to performance or service issues or other service interruptions or conditions, we will estimate the amount of credits to be issued and record a reduction to revenues in the period that the service level commitment was not met.
As of March 31, 2018, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $311 million. We expect to recognize approximately 98% of this revenue through 2020, with the balance recognized thereafter.

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2018
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$91	37
Costs incurred	14	4
Amortization	(15)	(5)
End of period balance	$90	36
We expect that incremental commissions paid as a result of obtaining contracts and costs incurred to fulfill customer contracts are recoverable and therefore capitalized them as acquisition and fulfillment costs in the amount of $126 million at March 31, 2018. The amount of these capitalized costs that are anticipated to be amortized in the next twelve months are included in other current assets on the consolidated balance sheet. The amount of capitalized costs expected to be amortized beyond the next twelve months is included in other assets on our consolidated balance.
Capitalized commissions and fulfillment costs are amortized based on the transfer of services to which the assets relate to which typically range from 30 months to 49 months. The amortization of capitalized commissions are included in selling, general and administrative expenses and the amortization of capitalized fulfillment costs are included in cost of services and products (exclusive of depreciation and amortization) in our consolidated statement of operations. We recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is less than one year.
(5) Commitments and Contingencies
Pending Matters
We are currently a party to various claims and legal proceedings, including the matters described below. As a matter of course, we are prepared to both litigate these matters to judgment as needed, as well as to evaluate and consider reasonable settlement opportunities. In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. We have accrued liabilities for these matters described below where losses are deemed probable and reasonably estimable.
Switched Access Disputes
Subsidiaries of CenturyLink, Inc., including us, are among hundreds of companies involved in an industry-wide dispute, raised in nearly 100 federal lawsuits (filed between 2014 and 2016) that have been consolidated as In Re: IntraMTA Switched Access Charges Litigation, in the United States District Court for the Northern District of Texas for pretrial procedures. The disputes relate to switched access charges that local exchange carriers ("LECs") collect from interexchange carriers ("IXCs") for IXCs' use of LEC's access services. In the lawsuits, IXCs assert that LECs are prohibited from collecting access charges when IXCs exchange certain types of calls between mobile and wireline devices. Some of these IXCs seek refunds for access charges previously paid and declaratory relief from future access charges.
In November 2015, the court rejected some of the IXCs' claims and allowed the IXCs to refile state-law claims. Many of the parties filed revised pleadings and additional motions, which remain pending. Separately, some of the defendants have petitioned the FCC to address these issues on an industry-wide basis.
As both an IXC and a LEC, we both pay and assess significant amounts of the charges in question. The outcome of these disputes and lawsuits, as well as any related regulatory proceedings that could ensue, could affect our financial results and are currently not predictable.
Billing Practices Suits
In June 2017, a former employee filed an employment lawsuit against CenturyLink claiming that she was wrongfully terminated for alleging that CenturyLink charged some of our retail customers for products and services they did not authorize. Starting shortly thereafter and continuing since then, and based in part on the allegations made by the former employee, several legal proceedings have been filed.

In June 2017, McLeod v. CenturyLink, a putative consumer class action, was filed against CenturyLink in the U.S. District Court for the Central District of California alleging that CenturyLink charged some of its retail customers for products and services they did not authorize. A number of other complaints asserting similar claims have been filed in other federal courts, as well. The lawsuits assert claims including fraud, unfair competition, and unjust enrichment. Also in June 2017, Craig. v. CenturyLink, Inc., et al., a putative securities investor class action, was filed in U.S. District Court for the Southern District of New York, alleging that CenturyLink failed to disclose material information regarding improper sales practices, and asserting federal securities law claims. A number of other cases asserting similar claims have also been filed. Both the putative consumer class actions and the putative securities investor class actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation.
In June 2017, CenturyLink also received several shareholder derivative demands addressing related topics. In August 2017, CenturyLink's Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. In April 2018, the special litigation committee concluded its review of the derivative demands and declined to take further action. Despite the special litigation committee’s decision, it is possible that one or more of the shareholders that submitted the demands could attempt to file derivative lawsuits.
In July 2017, the Minnesota state attorney general filed State of Minnesota v. CenturyTel Broadband Services LLC, et al. in the Anoka County Minnesota District Court, alleging claims of fraud and deceptive trade practices relating to improper consumer sales practices. The suit seeks an order of restitution on behalf of CenturyLink customers, civil penalties, injunctive relief, and costs and fees. Additionally, we and other CenturyLink affiliates have received and responded to information requests and inquiries from other states.
Other Proceedings, Disputes and Contingencies
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
We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial in the coming 24 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider reasonable settlement opportunities.
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
The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 15 to the financial statements included in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017.
_____________

The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our forward-looking statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors-Risks Relating to Legal and Regulatory Matters. Any adverse outcome of any material litigation of CenturyLink or its affiliates could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.

(6) Dividends
From time to time we may declare and pay dividends to our direct parent company, Qwest Services Corporation ("QSC"), sometimes in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not currently limit the amount of dividends we can pay to QSC.
During the three months ended March 31, 2018 and 2017, we declared and paid dividends of $300 million and $250 million, respectively, to QSC. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.
On March 31, 2017, we distributed our equity interest valued at $12 million in a limited liability company to QSC. The limited liability company's sole asset was a building that was being utilized by an affiliate.
(7) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of March 31, 2018	As of December 31, 2017
	(Dollars in millions)
Prepaid expenses	$62	42
Deferred commissions	47	—
Deferred activation and installation charges	104	49
Other	4	7
Total other current assets	$217	98
Selected Current Liabilities
Included in accounts payable at March 31, 2018 and December 31, 2017, were $51 million and $86 million, respectively, associated with capital expenditures.
(8) Labor Union Contracts
As of March 31, 2018, approximately 10,000, or 44%, of our employees were members of various bargaining units represented by the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW").

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
Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report and "Risk Factors" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017 for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2017, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local voice, broadband, private line (including special access), Ethernet, network access, information technology and other ancillary services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
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
We categorize our products, services and revenues among the following six categories:

•	IP and data services, which include primarily VPN data networks, Ethernet, IP and other ancillary services;

•	Transport and infrastructure, which include broadband, private line (including business data services) and other ancillary services;

•	Voice and collaboration, which includes primarily local voice, including wholesale voice, and other ancillary service;

•	IT and managed services, which include information technology services and managed services, which may be purchased in conjunction with our other network services;

•
Regulatory revenues, which consist of Universal Service Fund ("USF") and Connect America Fund ("CAF") support payments and other operating revenues. We receive federal support payments from both federal and state USF programs and from the federal CAF program. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers; and

•
Affiliates services, we provide our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.
At March 31, 2018, we served 3.3 million broadband subscribers. Our methodology for counting broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.
Results of Operations
The following table summarizes the results of our consolidated operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Operating revenues	$2,130	2,162
Operating expenses	1,498	1,582
Operating income	632	580
Total other expense, net	(122)	(128)
Income tax expense	130	174
Net income	$380	278
The following table summarizes our broadband subscribers and number of employees:

	As of March 31,		Increase/ (Decrease)	% Change
	2018	2017
	(in thousands)
Operational metrics:
Total broadband subscribers (1)	3,280	3,481	(201)	(6)%
Total employees	21.2	22.3	(1.1)	(5)%
_______________________________________________________________________________
(1) Broadband subscribers are customers that purchase broadband connection service through their existing copper telephone lines or fiber-optic cables. Our methodology for counting our broadband subscribers includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers.
Operating Revenues
The following table summarizes our consolidated operating revenues recorded under our six revenue categories:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
IP & Data Services	$146	151	(5)	(3)%
Transport & Infrastructure	759	769	(10)	(1)%
Voice & Collaboration	460	511	(51)	(10)%
IT & Managed Services	2	1	1	100%
Regulatory	52	54	(2)	(4)%
Affiliates services	711	676	35	5%
Total operating revenues	$2,130	2,162	(32)	(1)%

Total operating revenues decreased by $32 million, or 1%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in our total operating revenues was primarily due to lower voice services revenues due to access line loss, reductions in volumes of our private line services and a decrease in regulatory revenues due to the effect of ASU 606 offset with an increase in volume for our support services we provide to affiliates and an increase in bundle reallocation for broadband services.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$707	720	(13)	(2)%
Selling, general and administrative	215	244	(29)	(12)%
Operating expenses - affiliates	216	227	(11)	(5)%
Depreciation and amortization	360	391	(31)	(8)%
Total operating expenses	$1,498	1,582	(84)	(5)%
Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) decreased by $13 million, or 2%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in our cost of services and products (exclusive of depreciation and amortization) is primarily due to a decrease in allocated costs for marketing, product development & technology expense and a reduction in salaries and wages due to a decrease in headcount and overtime accruals. This decrease was partially offset by increases in property and other taxes, severance accruals and allocated costs for local government.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $29 million, or 12%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in our selling, general and administrative expenses was primarily due to decreases in marketing and advertising expenses as the first quarter of 2018 had fewer branding campaigns than the first quarter of 2017.
Operating Expenses - Affiliates
Operating expenses - affiliates decreased by $11 million, or 5%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in operating expenses - affiliates was primarily due to the decline in the level of services provided to us by our affiliates.
Depreciation and Amortization
The following table provides details of our depreciation and amortization expense:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Depreciation	$211	220	(9)	(4)%
Amortization	149	171	(22)	(13)%
Total depreciation and amortization	$360	391	(31)	(8)%

Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $9 million, or 4% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The depreciation expense related to our plant for the three months ended March 31, 2018 was lower than the depreciation expense for the three months ended March 31, 2017 due to full depreciation of certain plant placed in service prior to 2018. This decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service since March 31, 2017.
Amortization expense decreased by $22 million, or 13% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in amortization expense was primarily due to the use of accelerated amortization for a portion of our customer relationship assets. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize. In addition, amortization of capitalized software was lower due to software becoming fully amortized faster than new software was acquired or developed.
Other Consolidated Results
The following table summarizes our total other expense, net and income tax expense:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Interest expense	$(118)	(114)	4	4%
Interest expense - affiliate	(13)	(15)	(2)	(13)%
Other income, net	9	1	8	nm
Total other expense, net	$(122)	(128)	(6)	(5)%
Income tax expense	$130	174	(44)	(25)%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense increased by $4 million, or 4%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in interest expense was primarily due to fair value amortization to payoff Qwest Corporation senior note. See Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and Liquidity and Capital Resources below for additional information about our debt.
Interest Expense - Affiliates, Net
Affiliate interest expense decreased by $2 million, or 13%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in affiliate interest expense was primarily due to a decrease in the weighted average interest rate from 6.678% in the first quarter of 2017 to 5.466% in the first quarter of 2018.
Other Income, Net
Other income, net increased by $8 million, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in other income, net was primarily due to a positive impact from foreign currency exchange rates for the first three months of 2018 as compared to the first three months of 2017.
Income Tax Expense
Income tax expense for the three months ended March 31, 2018 was $130 million, or an effective tax rate of 25.5%, compared to $174 million, or an effective tax rate of 38.5%, for the three months ended March 31, 2017. The 2018 rate reflects the corporate income tax rate reduction from 35% to 21% as a result of the enactment of the Tax Cuts and Jobs Act signed into law on December 22, 2017. See Recent Tax Changes in "Liquidity and Capital Resources—Other Matters". The 2018 and the 2017 rate include the effect of changes in state apportionment factors.

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
As of March 31, 2018, we had a working capital deficit of $177 million, reflecting current liabilities of $2.115 billion and current assets of $1.938 billion, compared to a working capital deficit of $427 million as of December 31, 2017. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from CenturyLink, (iii) our ability to refinance QC's debt securities at maturity and (iv) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds or access to available funds that they are willing and able to contribute, advance or loan.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. CenturyLink evaluates capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of CenturyLink’s consolidated capital investment is influenced by, among other things, demand for CenturyLink’s services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as CenturyLink's CAF Phase 2 infrastructure buildout requirements). Based on the type and volume of services we provide, approximately 36% to 43% of CenturyLink’s annual consolidated capital expenditures have been attributed over the last couple of years to us for use in our operations. These percentages are subject to change, particularly in light of CenturyLink's combination with Level 3 in November 2017, and future percentages may vary significantly from past percentages. For more information on CenturyLink’s total capital expenditures, please see its annual and quarterly reports filed with the SEC.
For more information on our capital spending, see "Historical Information—Investing Activities" below and Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.
Debt and Other Financing Arrangements
Subject to market conditions, and to the extent feasible, we expect to continue to issue debt securities, under Qwest Corporation, from time to time in the future to refinance a substantial portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors. We have no debt maturities due during 2018.
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
For additional information regarding CenturyLink, Inc.'s and Qwest Corporation's funding arrangements, see "Risk Factors—Risks Relating to CenturyLink's Acquisition of Level 3" and "Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.
Term Loan
In 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At both March 31, 2018 and December 31, 2017, the outstanding principal balance on this term loan was $100 million.
Revolving Promissory Note
On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance owed by us under this revolving promissory note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of March 31, 2018, the weighted average interest rate was 5.466%. As of March 31, 2018 and December 31, 2017, the amended and restated revolving promissory note and the original revolving promissory note, respectively, are reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of March 31, 2018, $13 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets.
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

CenturyLink is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2017, the accounting unfunded status of CenturyLink's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was $2.062 billion and $3.352 billion, respectively. For additional information about CenturyLink's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pensions and Post-Retirement Benefits" in Item 7 of CenturyLink's annual report on Form 10-K for the year ended December 31, 2017 and see Note 9—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.
Benefits paid by CenturyLink's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, CenturyLink does not expect any contributions to be required for their qualified pension plan during the remainder of 2018. The amount of required contributions to CenturyLink's qualified pension plan in 2019 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. CenturyLink occasionally makes voluntary contributions in addition to required contributions. CenturyLink currently expects to make a voluntary contribution of $100 million to the trust for its qualified pension plan in 2018.
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
The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the three months ended March 31, 2018, we made settlement payments of $20 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For 2018, we expect to make aggregate settlement payments of $82 million to QCII under the plan.
For 2018, CenturyLink's estimated annual long-term rates of return are 6.5% and 4.0% for the pension plan trust assets and post-retirement plans trust assets, respectively, based on the assets currently held. However, actual returns could be substantially different.
For additional information, see “Risk Factors—Risks Affecting Our Liquidity and Capital Resources—Adverse changes in the value of assets or obligations associated with CenturyLink’s qualified pension plan could negatively impact CenturyLink’s liquidity, which may in turn affect our business and liquidity” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our annual report on Form 10-K for the year ended December 31, 2017.
Connect America Fund
As a result of accepting CAF Phase 2 support payments, we must meet certain specified infrastructure buildout requirements in 13 states over the next several years. In order to meet these specified infrastructure buildout requirements, we may be obligated to make substantial capital expenditures. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2017.

Historical Information
The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		Increase / (Decrease)
	2018	2017
	(Dollars in millions)
Net cash provided by operating activities	$709	624	85
Net cash used in investing activities	(400)	(360)	40
Net cash used in financing activities	(304)	(251)	53
Operating Activities
Net cash provided by operating activities increased by $85 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to the increase in net income and a positive variance in accounts receivable which were partially offset by changes in accounts payable and other current assets and liabilities - affiliates. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.
Investing Activities
Net cash used in investing activities increased by $40 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to a decrease in proceeds from the sale of property which was partially offset by a decrease in capital expenditures.
Financing Activities
Net cash used in financing activities increased by $53 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to the increase in dividends paid to affiliate.
See Note 2—Long-Term Debt and Revolving Promissory Note, for additional information on our outstanding debt securities and financing activities.
Other Matters
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law and in December 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") 118 to provide guidance for companies that have not completed their accounting for the income tax effects of the Act. As of March 31, 2018, we have not completed our accounting for the tax effects of the Act. In order to complete our accounting for the impact of the Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the FASB, and other standard-setting and regulatory bodies. New guidance or interpretations may materially impact our provision for income taxes in future periods.
Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of foreign subsidiaries, the final determination of certain net deferred tax assets subject to remeasurement and the tax treatment of such provisions of the Act by various state tax authorities. We have provisionally recognized the tax impacts related to the re-measurement of deferred tax assets and liabilities. The ultimate impact may differ from our provisional amount due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The change from our current provisional estimates will be reflected in our future statements of operations and could be material. We expect to complete the accounting by the time we file our 2017 U.S. corporate income tax return in the fourth quarter of 2018, although we cannot assure you of this.
The Act reduced the U.S. corporate income tax rate from a maximum of 35% to 21% for all C corporations, effective January 1, 2018, and made certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures and various other items. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax liabilities at December 31, 2017 and recognized a tax benefit of approximately $555 million in our consolidated statement of operations for the year ended December 31, 2017.

On November 1, 2017, CenturyLink acquired Level 3 Communications, Inc. through successive merger transactions, including a merger of Level 3 into its successor-in-interest, Level 3 Parent, LLC. In connection with this acquisition, CenturyLink borrowed and assumed a material amount of debt and issued a material amount of new shares, which will significantly increase its future interest costs and the amount of its quarterly common stock dividend payments (assuming CenturyLink’s board continues declaring dividends at the current rate). The acquisition is also expected to increase CenturyLink’s annual capital expenditures. For additional information, see “Risk Factors - Risks Relating to CenturyLink’s Recently-Completed Acquisition of Level 3” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.
CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to these matters, we have not accrued any liabilities for these matters as of March 31, 2018.
Market Risk
As of March 31, 2018, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and amended and restated revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2018, we had no such instruments outstanding nor held or issued derivative financial instruments for trading or speculative purposes.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the three months ended March 31, 2018, when compared to the disclosures provided in our annual report on Form 10-K for the year ended December 31, 2017.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2018.
Off-Balance Sheet Arrangements
As of this date of this report, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, Sunit S. Patel, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2018, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the new accounting standard related to revenue recognition on our consolidated financial statements. There were no other changes in our internal control over financial reporting during the first quarter of 2018 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

Our parent company, CenturyLink, Inc. is in the process of integrating the operations of its recent acquisition Level 3 Parent, LLC. As a result of this acquisition, the controls of CenturyLink will change as systems are integrated which may impact our controls as well.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 5—Commitments and Contingencies included in Item 1 of Part I of this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended March 31, 2018, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2018.

QWEST CORPORATION
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Interim Controller (Principal Accounting Officer)