Form 10-Q
period 2018-06-30
QWEST CORP
filed 2018-08-13
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On August 10, 2018, there was one share of common stock outstanding.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are “forward-looking” statements, as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “seeks,” “hopes,” “intends,” “plans,” “projects,” “will” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions as of the date such statements are made about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of certain important factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following:

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,393	1,464	2,812	2,950
Operating revenues - affiliates	708	669	1,419	1,345
Total operating revenues	2,101	2,133	4,231	4,295
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	702	723	1,409	1,443
Selling, general and administrative	215	235	430	479
Operating expenses - affiliates	197	209	413	436
Depreciation and amortization	361	393	721	784
Total operating expenses	1,475	1,560	2,973	3,142
OPERATING INCOME	626	573	1,258	1,153
OTHER (EXPENSE) INCOME
Interest expense	(120)	(117)	(238)	(231)
Interest expense - affiliates, net	(14)	(16)	(27)	(31)
Other income (expense), net	16	(2)	25	(1)
Total other expense, net	(118)	(135)	(240)	(263)
INCOME BEFORE INCOME TAX EXPENSE	508	438	1,018	890
Income tax expense	81	170	211	344
NET INCOME	$427	268	807	546
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11	1
Accounts receivable, less allowance of $48 and $47	562	646
Advances to affiliates	1,679	1,024
Other	222	98
Total current assets	2,474	1,769
Property, plant and equipment, net of accumulated depreciation of $6,776 and $6,392	7,941	7,924
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Customer relationships, net	1,122	1,362
Other intangibles, net	344	379
Other, net	120	75
Total goodwill and other assets	10,946	11,176
TOTAL ASSETS	$21,361	20,869
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$15	17
Accounts payable	289	317
Note payable - affiliate	981	965
Accrued expenses and other liabilities
Salaries and benefits	198	238
Income and other taxes	145	174
Interest	77	77
Other	79	61
Current affiliate obligations, net	79	82
Current portion of deferred revenues	209	265
Total current liabilities	2,072	2,196
LONG-TERM DEBT	7,260	7,264
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	132	128
Deferred income taxes, net	1,039	1,001
Affiliate obligations, net	820	861
Other	341	82
Total deferred credits and other liabilities	2,332	2,072
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(353)	(713)
Total stockholder's equity	9,697	9,337
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$21,361	20,869
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$807	546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	721	784
Deferred income taxes	(4)	(63)
Provision for uncollectible accounts	39	37
Accrued interest on affiliate note	16	30
Changes in current assets and liabilities:
Accounts receivable	45	43
Accounts payable	2	(20)
Accrued income and other taxes	(29)	(25)
Other current assets and liabilities, net	(78)	(82)
Other current assets and liabilities - affiliates, net	5	—
Changes in other noncurrent assets and liabilities, net	271	15
Changes in affiliate obligations, net	(44)	(44)
Other, net	—	(3)
Net cash provided by operating activities	1,751	1,218
INVESTING ACTIVITIES
Capital expenditures	(510)	(694)
Changes in advances to affiliates	(650)	28
Proceeds from sale of property, plant and equipment and other assets	2	43
Other	—	(5)
Net cash used in investing activities	(1,158)	(628)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	638
Payments of long-term debt	(8)	(627)
Dividends paid to Qwest Services Corporation	(575)	(600)
Net cash used in financing activities	(583)	(589)
Net increase in cash, cash equivalents and restricted cash	10	1
Cash, cash equivalents and restricted cash at beginning of period	3	7
Cash, cash equivalents and restricted cash at end of period	$13	8
Supplemental cash flow information:
Restricted cash included in other noncurrent assets	$2	2
Income taxes refunded (paid), net	$42	(407)
Interest paid (net of capitalized interest of $13 and $16)	$(237)	(229)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(713)	(1,358)
Net income	807	546
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers	128	—
Dividends declared to Qwest Services Corporation	(575)	(600)
Dividend of equity interest in limited liability company to Qwest Services Corporation	—	(12)
Balance at end of period	(353)	(1,424)
TOTAL STOCKHOLDER'S EQUITY	$9,697	8,626
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
Basis of Presentation
Our consolidated balance sheet as of December 31, 2017, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first six months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.
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
Segments
Our operations are integrated into and reported as part of the consolidated segment data of CenturyLink. CenturyLink's chief operating decision maker ("CODM") is our CODM but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.
Income Taxes
We have not completed our accounting for the tax effects of the Tax Cuts and Jobs Act (the "Act"), which was signed into law in late December 2017. In order to complete our accounting for the impact of the Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the Financial Accounting Standards Board (“FASB”) and other standard-setting and regulatory bodies. Guidance issued by these bodies to date does not allow us to definitively calculate the taxes created by the Act. New guidance or interpretations may materially impact our provision for income taxes in future periods.

Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the final determination of certain net deferred tax assets subject to remeasurement and the tax treatment of such provisions of the Act by various state tax authorities. We have provisionally recognized the tax impacts related to the re-measurement of deferred tax assets and liabilities. The ultimate impact may differ from our current provisional estimate due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The change from our current provisional estimates will be reflected in our future statements of operations and could be material. We expect to complete the accounting in the fourth quarter of 2018.
The Act reduced the U.S. corporate income tax rate from a maximum of 35% to 21% for all C corporations, effective January 1, 2018, introduced further limitations on the deductibility of interest expense, made certain changes to the tax treatment of capital expenditures and various other items, and imposed a one-time repatriation tax on certain earnings of certain foreign subsidiaries. In addition, the Tax Act introduces additional base-broadening measures, including Global Intangible Low-Taxed Income (“GILTI”) and the Base-Erosion Anti-Abuse Tax (“BEAT”). As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax liabilities at December 31, 2017 and recognized a tax benefit of approximately $555 million in our consolidated statement of operations for the year ended December 31, 2017. During the first six months of 2018, we reduced this $555 million tax benefit by the net tax impact of certain tax accounting method changes filed with CenturyLink's 2017 Federal income tax return that significantly accelerated certain tax deductions into 2017. The tax impact of these accelerated deductions resulted in a net reduction to the provisional benefit recorded of $77 million.
During the second quarter of 2018, we continued to evaluate and analyze the tax impacts of the Act. While we have not finalized our analysis, we do not expect the provisions of the Act, exclusive of the rate reduction, to materially impact us during the remainder of 2018. However, we cannot provide any assurance that, upon completion of our analysis, the impact will not be material or that there will not be material tax impacts in future years. Accordingly, other than as noted above, we have not made any additional adjustments related to the Act in our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In the first quarter of 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory”.
Each of these is described further below.
Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09 which replaces virtually all existing generally accepted accounting principles on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs.

We adopted the new revenue recognition standard under the modified retrospective transition method. On January 1, 2018, we recorded a cumulative catch-up adjustment that increased our retained earnings by $128 million, net of $43 million of income taxes.
Under ASU 2014-09, we are now deferring incremental contract acquisition and fulfillment costs and are recognizing such costs over either the initial contract (plus anticipated renewal contracts to which the costs relate) or the average customer life. Our deferred acquisition and fulfillment contract costs for our customers have average amortization periods of approximately 49 months for our business customers and 30 months for our consumer customers and are monitored every period to reflect any significant change in assumptions.
We have material obligations to our customers in our indefeasible right of use arrangements, including certain long-term prepaid customer capacity arrangements. The majority of our indefeasible right of use arrangements are accounted for as operating leases.
See Note 3—Revenue Recognition for additional information.

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
Recently Issued Accounting Pronouncements
Goodwill Impairment
On January 26, 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the impairment testing for goodwill by changing the measurement for goodwill impairment. Under current rules, we are required to compute the implied fair value of goodwill to measure the impairment amount if the carrying value of a reporting unit exceeds its fair value. Under ASU 2017-04, the goodwill impairment charge will equal the excess of the reporting unit carrying value above its fair value, limited to the amount of goodwill assigned to the reporting unit.
We are required to adopt the provisions of ASU 2017-04 for any goodwill impairment tests, including our required annual test, occurring after January 1, 2020, but have the option to early adopt it for any impairment test that we are required to perform. We have not determined if we will elect to early adopt the provisions of ASU 2017-04. The provisions of ASU 2017-04 would not have affected our last goodwill impairment assessment, but no assurance can be provided that the simplified testing methodology will not affect our goodwill impairment assessment in the future.
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
We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020 but could elect to early adopt the provisions as of January 1, 2019. We expect to recognize the impacts of adopting ASU 2016-13 through a cumulative adjustment to retained earnings as of the date of adoption. As of the date of this report, we have not yet determined the date we will adopt ASU 2016-13.
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
On July 30, 2018, the FASB issued ASU 2018-11, "Leases: Targeted Improvements". ("ASU 2018-11") provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have not yet determined whether we will use the newly permitted adoption method.

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
(2) Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $4,577 and $4,337	$1,122	1,362
Other intangible assets, less accumulated amortization of $1,663 and $1,619	$344	379
As of June 30, 2018, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.1 billion. The total amortization expense for intangible assets for the three and six months ended June 30, 2018 totaled $147 million and $296 million and for the three and six months ended June 30, 2017 totaled $169 million and $340 million, respectively.
We estimate that total amortization expense for intangible assets for the years ending December 31, 2018 through 2022 will be as follows:

(Dollars in millions)
2018 (remaining six months)	$284
2019	518
2020	451
2021	140
2022	36
(3) Revenue Recognition
We earn most of our consolidated revenue from contracts with customers, primarily through the provision of telecommunications and other services. Revenue from contracts with customers is accounted for under Accounting Standards Codification ("ASC") 606, which we adopted on January 1, 2018 using the modified retrospective approach. We also earn revenues from leasing arrangements (primarily fiber capacity agreements) and governmental payments, neither of which are accounted for under ASC 606.
Under ASC 606, revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled for those goods or services. Revenue is recognized based on the following five-step model:
•Identification of the contract with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and,
•Recognition of revenue when, or as, we satisfy a performance obligation.
We provide an array of communications services, including local voice, broadband, private line (including special access), network access, Ethernet, information technology, video and other ancillary services. We provide these services to a wide range of businesses, including global/international, enterprise, wholesale, government, small and medium business customers as well as residential customers. Certain contracts also include the sale of equipment, which is not significant to our business.

For access services, we generally bill fixed monthly charges one month in advance to customers and recognize revenue as service is provided over the contract term in alignment with the customer's receipt of service. For usage, installation and other ancillary services, we generally bill in arrears and recognize revenue as usage or delivery occurs. In most cases, the amount invoiced for our service offerings constitutes the price that would be billed on a standalone basis. To the extent certain products or services are discounted as a part of a bundle arrangement, the bundle discounts are included in our calculation of the total transaction price with the customer which is allocated to the various services in the bundle offering based on the estimated selling price of services included in each bundle combination.
Under ASC 606, we recognize revenue for services when we provide the applicable service or when control is transferred. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize as revenue over the actual or expected contract term using historical experience, which ranges from one year to seven years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.
Promotional or performance-based incentive payments are estimated at contract inception (and updated on a periodic basis as needed) and accounted for as variable consideration. In certain cases, customers may be permitted to modify their contracts without incurring a penalty. We evaluate the change in scope or price to identify whether the modification should be treated as a separate contract, whether the modification is a termination of the existing contract and creation of a new contract, or if it is a change to the existing contract. The impact of contract modifications is not significant to our results.
Customer contracts are evaluated to determine whether the performance obligations are separable. If the performance obligations are deemed separable and separate earnings processes exist, the total transaction price that we expect to receive with the customer is allocated to each performance obligation based on its relative standalone selling price. The revenue associated with each performance obligation is then recognized as earned. The portion of any advance payment allocated to the service based upon its relative selling price is recognized ratably over the contract term.
We periodically sell optical capacity on our network. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 10 to 20 years. In most cases, we account for the cash consideration received on transfers of optical capacity and fiber assets and on all of the other elements deliverable under an IRU as non-ASC 606 lease revenue, ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other optical capacity assets.
In connection with offering products and services provided to the end user by third-party vendors, we review the relationship between us, the vendor and the end user to assess whether revenue should be reported on a gross or net basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction and control the goods and services used to fulfill the performance obligations associated with the transaction. Based on our agreement with DIRECTV, we offer this service through a sales agency relationship which we report on a net basis.
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
Customer payments are made based on billing schedules included in our customer contracts, which is typically on a monthly basis. For certain products or services and customer types, payment is required before products or services are provided.

Comparative Results
The following tables present our reported results under ASC 606 and a reconciliation to results using the historical accounting method:

	Three Months Ended June 30, 2018
	Reported as of June 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Amount
	(Dollars in millions)
Operating revenues	$2,101	—	2,101
Cost of services and products (exclusive of depreciation and amortization)	702	7	709
Selling, general and administrative	215	(2)	213
Income tax expense	81	(1)	80
Net income	427	(4)	423

	Six Months Ended June 30, 2018
	Reported as of June 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Amount
	(Dollars in millions)
Operating revenues	$4,231	(9)	4,222
Cost of services and products (exclusive of depreciation and amortization)	1,409	12	1,421
Selling, general and administrative	430	(2)	428
Income tax expense	211	(5)	206
Net income	807	(14)	793
The following table presents a reconciliation of certain consolidated balance sheet captions under ASC 606 to the balance sheet results using the historical accounting method:

	As of June 30, 2018
	Reported Balances as of June 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances
	(Dollars in millions)
Other current assets	$222	(114)	$108
Other long-term assets, net	120	(67)	53
Deferred revenue	341	14	355
Deferred income taxes, net	1,039	(38)	1,001
Other long-term liabilities	341	(7)	334
Accumulated deficit	(353)	(150)	(503)

Disaggregated Revenue by Service Offering
The following tables provide disaggregation of revenue from contracts with customers based on service offerings for the three and six months ended June 30, 2018, respectively. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards.

	Three Months Ended June 30, 2018
	Total Revenue	Adjustments for Non-ASC 606 Revenue (7)	Total Revenue from Contracts with Customers
	(Dollars in millions)
IP and data services (1)	$154	—	154
Transport and infrastructure (2)	732	(28)	704
Voice and collaboration (3)	453	—	453
IT and managed services (4)	2	—	2
Regulatory revenue (5)	52	(52)	—
Affiliate revenue (6)	708	—	708
Total revenues	$2,101	(80)	2,021

Timing of revenue
Goods transferred at a point in time			$11
Services performed over time			2,010
Total revenues from contracts with customers			$2,021

(1)	Includes primarily VPN data networks, Ethernet, IP and other ancillary services
(2)	Includes primarily broadband, private line (including business data services) and other ancillary services.
(3)	Includes local voice, including wholesale voice, and other ancillary services.
(4)	Includes IT services and managed services revenues.
(5)	Includes CAF Phase I, CAF Phase 2 and federal and state USF support revenue.
(6)	Includes telecommunications and data services we bill to our affiliates.
(7)	Includes regulatory revenues, lease revenue, sublease rental income, which are not within the scope of ASC 606.

	Six Months Ended June 30, 2018
	Total Revenue	Adjustments for Non-ASC 606 Revenue (7)	Total Revenue from Contracts with Customers
	(Dollars in millions)
IP and data services (1)	$305	—	305
Transport and infrastructure (2)	1,477	(53)	1,424
Voice and collaboration (3)	922	—	922
IT and managed services (4)	4	—	4
Regulatory revenues (5)	104	(104)	—
Affiliate revenues (6)	1,419	—	1,419
Total revenues	$4,231	(157)	4,074

Timing of revenue
Goods transferred at a point in time			$22
Services performed over time			4,052
Total revenues from contracts with customers			$4,074

(1)	Includes primarily VPN data networks, Ethernet, IP and other ancillary services
(2)	Includes primarily broadband, private line (including business data services) and other ancillary services.
(3)	Includes local voice, including wholesale voice, and other ancillary services.
(4)	Includes IT services and managed services revenues.
(5)	Includes CAF Phase I, CAF Phase 2 and federal and state USF support revenue.
(6)	Includes telecommunications and data services we bill to our affiliates.
(7)	Includes regulatory revenues, lease revenue, sublease rental income, which are not within the scope of ASC 606.
Customer Receivables and Contract Balances
The following table provides balances of customer receivables, contract assets and contract liabilities as of June 30, 2018 and January 1, 2018:

	June 30, 2018	January 1, 2018
	(Dollars in millions)
Customer receivables (1)	$545	631
Contract liabilities	72	78
Contract assets	148	93

(1)	Gross customer receivables of $593 million and $669 million, net of allowance for doubtful accounts of $48 million and $38 million, at June 30, 2018 and January 1, 2018, respectively.
Contract liabilities are consideration we have received from our customers in advance of providing goods and services promised in the future. We defer this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to seven years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheet.
Performance Obligations
A performance obligation is a promise in a contract with a customer to provide a good or service to the customer. We recognize revenue for services when we satisfy our performance obligation as services are provided.

We do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have a right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), or contracts that are classified as leasing arrangements that are not subject to ASC 606.
As of June 30, 2018, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $314 million. We expect to recognize approximately 90% of this revenue through 2020, with the balance recognized thereafter.
Contract Costs
The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$91	35	91	37
Costs incurred	14	3	29	6
Amortization	(16)	(5)	(31)	(10)
End of period balance	$89	33	89	33
Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities. Deferred commissions and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of 30 months to 49 months. The amounts of these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. We recognize incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is less than one year. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on a quarterly basis.
(4) Long-Term Debt and Revolving Promissory Note
The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including unamortized discounts and premiums, unamortized debt issuance costs and (ii) note payable - affiliate:

	Interest Rates	Maturities	June 30, 2018	December 31, 2017
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2021 - 2057	$7,294	7,294
Term loan	4.100%	2025	100	100
Capital lease and other obligations	Various	Various	29	36
Unamortized premiums, net			1	1
Unamortized debt issuance costs			(149)	(150)
Total long-term debt			7,275	7,281
Less current maturities			(15)	(17)
Long-term debt, excluding current maturities			$7,260	7,264
Note payable - affiliate	5.466%	2022	$981	965

Note Payable - Affiliate
On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance owed by Qwest Corporation under this revolving promissory note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of June 30, 2018, the amended and restated revolving promissory note had an outstanding balance of $981 million and bore interest at a weighted-average interest rate of 5.466%. As of June 30, 2018 and December 31, 2017, the amended and restated revolving promissory note is reflected on our consolidated balance sheets as a current liability under "Note payable - affiliate". In accordance with the terms of the amended and restated revolving promissory note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is to be capitalized on such date and is to begin accruing interest. As of June 30, 2018, $27 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
Aggregate Maturities of Long-Term Debt
Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized premiums and discounts and unamortized debt issuance costs and other and excluding note payable-affiliate) maturing during the following years:

(Dollars in millions)
2018 (remaining six months)	$8
2019	11
2020	5
2021	951
2022	—
2023 and thereafter	6,448
Total long-term debt	$7,423
Compliance
As of June 30, 2018, we believe we were in compliance with the provisions and financial covenants of our debt agreements.
For additional information on our long-term debt and credit facilities, see Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017.
(5) Fair Value Disclosure
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		June 30, 2018		December 31, 2017
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$7,246	6,880	7,245	7,080

(6) Products and Services Revenues
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

From time to time, we may change the categorization of our products and services.
Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
IP and data services	$154	155	305	314
Transport and infrastructure	732	757	1,477	1,517
Voice and collaboration	453	499	922	1,012
IT and managed services	2	—	4	—
Regulatory revenues	52	53	104	107
Affiliates services	708	669	1,419	1,345
Total operating revenues	$2,101	2,133	4,231	4,295
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated $31 million and $34 million for the three months ended June 30, 2018 and 2017, respectively, and $65 million and $67 million for the six months ended June 30, 2018 and 2017, respectively. These USF surcharges are assigned to the products and services categories based on the underlying revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
(7) Commitments and Contingencies and Other Items
We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. As a matter of course, we are prepared to both litigate these matters to judgment as needed, as well as to evaluate and consider reasonable settlement opportunities.

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for such contingencies at June 30, 2018 aggregate to approximately $15 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.
In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter.
Switched Access Disputes
Subsidiaries of CenturyLink, Inc., including us, are among hundreds of companies involved in an industry-wide dispute, raised in nearly 100 federal lawsuits (filed between 2014 and 2016) that have been consolidated as In Re: IntraMTA Switched Access Charges Litigation, in the United States District Court for the Northern District of Texas for pretrial procedures. The disputes relate to switched access charges that local exchange carriers ("LECs") collect from interexchange carriers ("IXCs") for IXCs' use of LEC's access services. In the lawsuits, various IXCs assert that LECs are prohibited from collecting access charges when IXCs exchange certain types of calls between mobile and wireline devices. Some of these IXCs seek refunds for access charges previously paid and declaratory relief from future access charges.
In November 2015, the court rejected the IXCs' claims under federal law and entered final judgments against the IXCs on the LECs' claims for unpaid access charges and for late payment charges. The cases are now on appeal before the U.S. Court of Appeals for the Fifth Circuit. Separately, some of the defendants have petitioned the FCC to address these issues on an industry-wide basis.
As both an IXC and a LEC, we both pay and assess significant amounts of the charges in question. The outcome of these disputes and lawsuits, as well as any related regulatory proceedings that could ensue, could affect our financial results and are currently not predictable.
Billing Practices Suits
In June 2017, a former employee filed an employment lawsuit against CenturyLink claiming that she was wrongfully terminated for alleging that CenturyLink charged some of our retail customers for products and services they did not authorize. Starting shortly thereafter and continuing since then and based in part on the allegations made by the former employee, several legal proceedings have been filed.
In June 2017, McLeod v. CenturyLink, a putative consumer class action, was filed against CenturyLink in the U.S. District Court for the Central District of California alleging that CenturyLink charged some of its retail customers for products and services they did not authorize. A number of other complaints asserting similar claims have been filed in other federal and state courts, as well. The lawsuits assert claims including fraud, unfair competition, and unjust enrichment. Also, in June 2017, Craig. v. CenturyLink, Inc., et al., a putative securities investor class action, was filed in U.S. District Court for the Southern District of New York, alleging that CenturyLink failed to disclose material information regarding improper sales practices, and asserting federal securities law claims. A number of other cases asserting similar claims have also been filed. Both the putative consumer class actions and the putative securities investor class actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation.
Beginning June 2017, CenturyLink also received several shareholder derivative demands addressing related topics. In August 2017, CenturyLink's Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. In April 2018, the special litigation committee concluded its review of the derivative demands and declined to take further action. Since then, six derivative cases were filed. Two of these cases, Castagna v. Post and Pinsly v. Post, were filed in Louisiana state court in the Fourth Judicial District Court for the Parish of Ouachita; four others, Ault v. Post, Barbree v. Post, Flanders v. Post, and Palkon v. Boulet, were filed in Louisiana federal court in the Monroe Division of the Western District of Louisiana. These cases have been brought on behalf of CenturyLink against certain current and former officers and directors of the Company and seek damages for alleged breaches of fiduciary duties.

In July 2017, the Minnesota state attorney general filed State of Minnesota v. CenturyTel Broadband Services LLC, et al. in the Asoka County Minnesota District Court, alleging claims of fraud and deceptive trade practices relating to improper consumer sales practices. The suit seeks an order of restitution on behalf of all CenturyLink customers, civil penalties, injunctive relief, and costs and fees. Additionally, we and other CenturyLink affiliates have received and responded to information requests and inquiries from other states.
Other Proceedings, Disputes and Contingencies
From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings or proceedings of state public utility commissions relating primarily to our rates or services, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third-party tort actions.
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
The outcome of these other proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on us.
The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 15 to the financial statements included in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017.
(8) Dividends
From time to time we may declare and pay dividends to our direct parent company, Qwest Services Corporation ("QSC"), sometimes in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not currently limit the amount of dividends we can pay to QSC.
During the six months ended June 30, 2018 and 2017, we declared and paid dividends of $575 million and $600 million, respectively, to QSC. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.
On March 31, 2017, we distributed our equity interest valued at $12 million in a limited liability company to QSC. The limited liability company's sole asset was a building that was being utilized by an affiliate.
(9) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
Prepaid expenses	$51	42
Deferred commissions	52	—
Deferred activation and installation charges	101	49
Other	18	7
Total other current assets	$222	98
(10) Labor Union Contracts
As of June 30, 2018, approximately 44%, of our employees were members of various bargaining units represented by the Communication Workers of America and the International Brotherhood of Electrical Workers. We believe that relations with our employees continue to be generally good.

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
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local voice, broadband, private line (including special access), Ethernet, VPN data networks, network access, information technology and other ancillary services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We own or hold leasehold rights to most of the equipment necessary to provide our services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
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
For the reasons noted in Note 1—Background to our consolidated financial statements in Item 1 of Part I of this report, we believe we have one reportable segment.
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
At June 30, 2018, we served 3.2 million broadband subscribers. Our methodology for counting broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.
Results of Operations
The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Operating revenues	$2,101	2,133	4,231	4,295
Operating expenses	1,475	1,560	2,973	3,142
Operating income	626	573	1,258	1,153
Total other expense, net	(118)	(135)	(240)	(263)
Income tax expense	81	170	211	344
Net income	$427	268	807	546
The following table summarizes our broadband subscribers and number of employees:

	June 30, 2018	June 30, 2017	Increase/ (Decrease)	% Change

	(in thousands)
Operational metrics:
Total broadband subscribers (1)	3,225	3,442	(217)	(6)%
Total employees	20	22	(2)	(9)%
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
Operating Revenues
The following tables summarize our consolidated operating revenues recorded under our six revenue categories:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
IP and data services	$154	155	(1)	(1)%
Transport and infrastructure	732	757	(25)	(3)%
Voice and collaboration	453	499	(46)	(9)%
IT and managed services	2	—	2	nm
Regulatory services	52	53	(1)	(2)%
Affiliates services	708	669	39	6%
Total operating revenues	$2,101	2,133	(32)	(2)%

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
IP and data services	$305	314	(9)	(3)%
Transport and infrastructure	1,477	1,517	(40)	(3)%
Voice and collaboration	922	1,012	(90)	(9)%
IT and managed services	4	—	4	nm
Regulatory services	104	107	(3)	(3)%
Affiliates services	1,419	1,345	74	6%
Total operating revenues	$4,231	4,295	(64)	(1)%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Total operating revenues decreased by $32 million, or 2%, and by $64 million, or 1%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six ended June 30, 2017. The decrease in our total operating revenues was primarily due to lower voice services revenues due to access line loss and reductions in volumes of our private line services, which are partially offset with an increase in volume for our support services we provide to affiliates.
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$702	723	(21)	(3)%
Selling, general and administrative	215	235	(20)	(9)%
Operating expenses - affiliates	197	209	(12)	(6)%
Depreciation and amortization	361	393	(32)	(8)%
Total operating expenses	$1,475	1,560	(85)	(5)%

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,409	1,443	(34)	(2)%
Selling, general and administrative	430	479	(49)	(10)%
Operating expenses - affiliates	413	436	(23)	(5)%
Depreciation and amortization	721	784	(63)	(8)%
Total operating expenses	$2,973	3,142	(169)	(5)%
Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) decreased by $21 million, or 3%, and by $34 million, or 2%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017. The decrease in our cost of services and products (exclusive of depreciation and amortization) for both periods is primarily due to a decrease in allocated corporate costs from affiliates and a reduction in salaries and wages due to a decrease in headcount and overtime accruals. This decrease was partially offset by increases in property and other taxes and severance accruals.

Selling, General and Administrative
Selling, general and administrative expenses decreased by $20 million, or 9%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and by $49 million, or 10%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in our selling, general and administrative expenses for both periods was primarily due to a reduction in marketing and advertising expenses driven by fewer branding campaigns, media placement and marketing charges. In addition, property and other taxes decreased due to a policy review in third quarter 2017 conforming policies as a result of the Level 3 acquisition. As a result of the policy review, beginning in the third quarter of 2017, certain franchise and receipt taxes are reported in cost of services and products.
Operating Expenses - Affiliates
Operating expenses - affiliates decreased by $12 million, or 6%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and by $23 million, or 5%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in operating expenses - affiliates for both periods was primarily due to the decline in the level of services provided to us by our affiliates.
Depreciation and Amortization
The following tables provide details of our depreciation and amortization expense:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Depreciation	$214	224	(10)	(4)%
Amortization	147	169	(22)	(13)%
Total depreciation and amortization	$361	393	(32)	(8)%

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Depreciation	$425	444	(19)	(4)%
Amortization	296	340	(44)	(13)%
Total depreciation and amortization	$721	784	(63)	(8)%
Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $10 million, or 4%, and by $19 million, or 4%, for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. The depreciation expense related to our plant for the three and six months ended June 30, 2018 was lower than the depreciation expense for the three and six months ended June 30, 2017 due to full depreciation of certain plant placed in service prior to 2018. This decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service since June 30, 2017.
Amortization expense decreased by $22 million, or 13%, and by $44 million, or 13%, for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. The decrease in amortization expense was primarily due to the use of accelerated amortization for a portion of our customer relationship assets. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize. In addition, amortization of capitalized software was lower due to software becoming fully amortized faster than new software was acquired or developed.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Interest expense	$(120)	(117)	3	3%
Interest expense - affiliate	(14)	(16)	(2)	(13)%
Other income (expense), net	16	(2)	18	nm
Total other expense, net	$(118)	(135)	(17)	(13)%
Income tax expense	$81	170	(89)	(52)%

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Interest expense	$(238)	(231)	7	3%
Interest expense - affiliate	(27)	(31)	(4)	(13)%
Other income (expense), net	25	(1)	26	nm
Total other expense, net	$(240)	(263)	(23)	(9)%
Income tax expense	$211	344	(133)	(39)%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense increased by $3 million, or 3%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and by $7 million, or 3%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in interest expense for both periods was primarily due to an increase in the amount of senior note indebtedness related to financing activity in the second quarter of 2017 in addition to an increase in the amount of interest capitalized as a component of property, plant and equipment. See Note 4—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and Liquidity and Capital Resources below for additional information about our debt.
Interest Expense - Affiliates, Net
Affiliate interest expense decreased by $2 million, or 13%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and by $4 million, or 13%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in affiliate interest expense was primarily due to a decrease in the weighted average interest rate from 6.710% in the second quarter of 2017 to 5.466% in the second quarter of 2018.
Other Income (Expense), Net
Other income (expense), net increased by $18 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and by $26 million, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in other income (expense), net for both periods was primarily due to a loss on early retirement of debt and a partial payoff of debt during the second quarter of 2017. In addition, favorable foreign currency exchange rates caused a positive impact for the six months of 2018 as compared to the six months of 2017.

Income Tax Expense
Income tax expense for the three months ended June 30, 2018 was $81 million, or an effective tax rate of 15.9%, compared to $170 million, or an effective tax rate of 38.8%, for the three months ended June 30, 2017. Income tax expense for the six months ended June 30, 2018 was $211 million, or an effective tax rate of 20.7%, compared to $344 million, or an effective tax rate of 38.7%, for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 was significantly impacted by the tax reform impact of filing tax accounting method changes on the 2017 Federal income tax return that significantly accelerated tax deductions into 2017. The rate was further impacted by the enactment of the Tax Cuts and Jobs Act legislation in December 2017, see Recent Tax Changes in "Liquidity and Capital Resources—Other Matters". The 2018 and the 2017 rate include the effect of changes in state apportionment factors.
Liquidity and Capital Resources
Overview of Sources of Uses of Cash
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
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand and improve our service offerings. CenturyLink evaluates capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of CenturyLink’s consolidated capital investment is influenced by, among other things, demand for CenturyLink’s services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as CenturyLink's CAF Phase 2 infrastructure buildout requirements). Based on the type and volume of services we provide, approximately 32% to 43% of CenturyLink’s annual consolidated capital expenditures have been attributed over the last couple of years to us for use in our operations. These percentages are subject to change, particularly in light of CenturyLink's combination with Level 3 Communications, Inc. ("Level 3") in November 2017, and future percentages may vary significantly from past percentages. For more information on CenturyLink’s total capital expenditures, please see its annual and quarterly reports filed with the SEC.
Our capital expenditures continue to be focused on keeping the network operating efficiently and supporting new service developments. For more information on our capital spending, see "Historical Information—Investing Activities" below and Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.
Debt and Other Financing Arrangements
Subject to market conditions, we expect to continue to issue debt securities, under Qwest Corporation, from time to time in the future to refinance a substantial portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors. We have no debt maturities during 2018.

Following CenturyLink's acquisition of Level 3 in late 2017, Qwest Corporation's current unsecured senior debt rating of Ba1 was downgraded to Ba2 with a negative outlook by Moody's Investors Service, Inc., and its current unsecured senior debt rating of BBB- was downgraded to BB+ with a stable outlook by Fitch Ratings. The downgrade of Qwest Corporation's rating by Fitch Ratings resulted in Qwest Corporation no longer being viewed as an "investment grade" issuer under the prevailing definition of that term. Standard and Poor's reaffirmed its rating of BBB- with a stable outlook for Qwest Corporation's current unsecured senior debt.
As of the date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Ba2
Fitch Ratings	BB+
CenturyLink, Inc.'s and Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future downgrades of the senior unsecured or secured debt ratings of our subsidiaries could impact our access to debt capital or further raise our borrowing costs.
For additional information regarding CenturyLink, Inc.'s and Qwest Corporation's funding arrangements, see "Risk Factors—Risks Relating to CenturyLink's Acquisition of Level 3" and "Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.
Term Loan
In 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At both June 30, 2018 and December 31, 2017, the outstanding principal balance on this term loan was $100 million.
Revolving Promissory Note
On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance owed by us under this revolving promissory note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of June 30, 2018, the weighted average interest rate was 5.466%. As of June 30, 2018 and December 31, 2017, the amended and restated revolving promissory note and the original revolving promissory note, respectively, are reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of June 30, 2018, $27 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets.
Dividends
We periodically pay dividends to our direct parent company. See Note 8—Dividends and the discussion above under the heading "Overview".
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
Benefits paid by CenturyLink's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, CenturyLink does not expect any contributions to be required for their qualified pension plan during the remainder of 2018. The amount of required contributions to CenturyLink's qualified pension plan in 2019 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. CenturyLink occasionally makes voluntary contributions in addition to required contributions. CenturyLink made a voluntary contribution of $100 million to the trust for its qualified pension plan in the second quarter of 2018 and made an additional contribution of $400 million during the third quarter of 2018.
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
The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the six months ended June 30, 2018, we made settlement payments of $41 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For 2018, we expect to make aggregate settlement payments of $82 million to QCII under the plan.
For 2018, CenturyLink's estimated annual long-term rates of return, net of administrative costs, are 6.5% and 4.0% for the pension plan trust assets and post-retirement plans trust assets, respectively, based on the assets currently held. However, actual returns could be substantially different.
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
Connect America Fund
As a result of accepting CAF Phase 2 support payments, we must meet certain specified infrastructure buildout requirements in 13 states over the next several years. In order to meet these specified infrastructure buildout requirements, we anticipate making substantial capital expenditures. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2017 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.

Historical Information
The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		Increase / (Decrease)
	2018	2017
	(Dollars in millions)
Net cash provided by operating activities	$1,751	1,218	533
Net cash used in investing activities	(1,158)	(628)	530
Net cash used in financing activities	(583)	(589)	(6)
Operating Activities
Net cash provided by operating activities increased by $533 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to the change in other noncurrent assets and liabilities, net. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.
Investing Activities
Net cash used in investing activities increased by $530 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to the change in advances to affiliates partially offset by the decrease in capital expenditures.
Financing Activities
Net cash used in financing activities decreased by $6 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to the decrease in dividends paid to affiliate.
See Note 4—Long-Term Debt and Revolving Promissory Note, for additional information on our outstanding debt securities and financing activities.
Other Matters
We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 7—Commitments, Contingencies for additional information.

Recent Tax Changes
We have not completed our accounting for the tax effects of the Tax Cuts and Jobs Act (the "Act"), which was signed into law and in late December 2017. In order to complete our accounting for the impact of the Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the Financial Accounting Standards Board (“FASB”) and other standard-setting and regulatory bodies. Guidance issued to date does not allow for a definitive calculation of any of the taxes created by the Act. New guidance or interpretations may materially impact our provision for income taxes in future periods.

Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to the final determination of certain net deferred tax assets subject to remeasurement and the tax treatment of such provisions of the Act by various state tax authorities. We have provisionally recognized the tax impacts related to the re-measurement of deferred tax assets and liabilities. The ultimate impact may differ from our current provisional estimate due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The change from our current provisional estimates will be reflected in our future statements of operations and could be material. We expect to complete the accounting in the fourth quarter of 2018.
The Act reduced the U.S. corporate income tax rate from a maximum of 35% to 21% for all C corporations, effective January 1, 2018, introduced further limitations on the deductibility of interest expense, made certain changes to capital expenditures and various other items, and imposed a one-time repatriation tax on certain earnings of certain foreign subsidiaries. In addition, the Tax Act introduces additional base-broadening measures, including Global Intangible Low-Taxed Income (“GILTI”) and the Base-Erosion Anti-Abuse Tax (“BEAT”). As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax liabilities at December 31, 2017 and recognized a tax benefit of approximately $555 million in our consolidated statement of operations for the year ended December 31, 2017. During the first six months of 2018, we reduced this $555 million tax benefit by the net tax impact of certain tax accounting method changes filed with CenturyLink's 2017 Federal income tax return that significantly accelerated certain tax deductions into 2017. The tax impact of these accelerated deductions resulted in a net reduction to the provisional benefit recorded of $77 million.
During the second quarter of 2018, we continued to evaluate and analyze the tax impacts of the Act. While we have not finalized our analysis, we do not expect the provisions of the Act, exclusive of the rate reduction, to materially impact us during the remainder of 2018. However, we cannot provide any assurance that, upon completion of our analysis, the impact will not be material or that there will not be material tax impacts in future years. Accordingly, other than as noted above, we have not made any additional adjustments related to the Act in our consolidated financial statements.
Market Risk
As of June 30, 2018, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2018, we had no such instruments outstanding nor held or issued derivative financial instruments for trading or speculative purposes.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the six months ended June 30, 2018, when compared to the disclosures provided in our annual report on Form 10-K for the year ended December 31, 2017.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2018.
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Chief Financial Officer, Sunit S. Patel, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2018, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2018, we adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the new accounting standard related to revenue recognition on our consolidated financial statements. There were no other changes in our internal control over financial reporting during the second quarter of 2018 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

Our parent company, CenturyLink, Inc. is in the process of integrating the operations of its recent acquisition Level 3 Parent, LLC. As a result of this acquisition, the controls of CenturyLink will change as systems are integrated which may impact our controls as well.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 7—Commitments and Contingencies included in Item 1 of Part I of this report is incorporated herein by reference.
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

ITEM 6. EXHIBITS

Exhibit Number	Description
12*	Calculation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended June 30, 2018, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2018.

QWEST CORPORATION
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)