Form 10-Q
period 2018-09-30
QWEST CORP
filed 2018-11-13
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On November 12, 2018, there was one share of common stock outstanding.

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

•
our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments, dividends and other benefits payments;

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

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to effectively manage our network buildout project and our other expansion opportunities;

•	our ability to collect our receivables from financially troubled customers;

•	any adverse developments in legal or regulatory proceedings involving us or our affiliates (including CenturyLink);

•	changes in tax, communications, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies or practices, including changes that could potentially require future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, or in general market, labor, economic or geo-political conditions; and

•	other risks identified in our "Risk Factors" disclosures included in our annual report on Form 10-K for the year ended December 31, 2017.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,397	1,456	4,209	4,406
Operating revenues - affiliates	752	685	2,171	2,030
Total operating revenues	2,149	2,141	6,380	6,436
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	697	742	2,106	2,185
Selling, general and administrative	172	231	602	710
Operating expenses - affiliates	203	211	616	647
Depreciation and amortization	360	397	1,081	1,181
Total operating expenses	1,432	1,581	4,405	4,723
OPERATING INCOME	717	560	1,975	1,713
OTHER (EXPENSE) INCOME
Interest expense	(112)	(117)	(350)	(348)
Interest expense - affiliates, net	(15)	(16)	(42)	(47)
Net loss on early retirement of debt	(34)	—	(34)	(5)
Other income, net	8	6	33	10
Total other expense, net	(153)	(127)	(393)	(390)
INCOME BEFORE INCOME TAX EXPENSE	564	433	1,582	1,323
Income tax expense	111	168	322	512
NET INCOME	$453	265	1,260	811
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6	1
Accounts receivable, less allowance of $46 and $47	592	646
Advances to affiliates	669	1,024
Other	278	98
Total current assets	1,545	1,769
Property, plant and equipment, net of accumulated depreciation of $6,964 and $6,392	7,944	7,924
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Customer relationships, net	1,006	1,362
Other intangibles, net	328	379
Other, net	126	75
Total goodwill and other assets	10,820	11,176
TOTAL ASSETS	$20,309	20,869
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$13	17
Accounts payable	298	317
Note payable - affiliate	1,008	965
Accrued expenses and other liabilities
Salaries and benefits	193	238
Income and other taxes	167	174
Interest	58	77
Other	67	61
Current affiliate obligations, net	79	82
Current portion of deferred revenues	249	265
Total current liabilities	2,132	2,196
LONG-TERM DEBT	5,950	7,264
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	128	128
Deferred income taxes, net	1,062	1,001
Affiliate obligations, net	770	861
Other	448	82
Total deferred credits and other liabilities	2,408	2,072
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(231)	(713)
Total stockholder's equity	9,819	9,337
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$20,309	20,869
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,260	811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,081	1,181
Deferred income taxes	9	(93)
Provision for uncollectible accounts	51	55
Accrued interest on affiliate note	43	51
Net loss on early retirement of debt	30	5
Changes in current assets and liabilities:
Accounts receivable	3	(39)
Accounts payable	(5)	(2)
Accrued income and other taxes	(7)	(9)
Other current assets and liabilities, net	(108)	(95)
Other current assets and liabilities - affiliates, net	(7)	(5)
Changes in other noncurrent assets and liabilities, net	385	24
Changes in affiliate obligations, net	(94)	(66)
Other, net	11	(3)
Net cash provided by operating activities	2,652	1,815
INVESTING ACTIVITIES
Capital expenditures	(732)	(1,086)
Changes in advances to affiliates	360	23
Proceeds from sale of property, plant and equipment and other assets	5	43
Other	—	(5)
Net cash used in investing activities	(367)	(1,025)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	638
Payments of long-term debt	(1,355)	(629)
Dividends paid to Qwest Services Corporation	(925)	(800)
Net cash used in financing activities	(2,280)	(791)
Net increase in cash, cash equivalents and restricted cash	5	(1)
Cash, cash equivalents and restricted cash at beginning of period	3	7
Cash, cash equivalents and restricted cash at end of period	$8	6
Supplemental cash flow information:
Restricted cash included in other noncurrent assets	$2	2
Income taxes refunded (paid), net	$58	(604)
Interest paid (net of capitalized interest of $20 and $24)	$(366)	(343)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(353)	(1,424)	(713)	(1,358)
Net income	453	265	1,260	811
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $(7), $—, $(50) and $— tax	19	—	147	—
Dividends declared to Qwest Services Corporation	(350)	(200)	(925)	(800)
Dividend of equity interest in limited liability company to Qwest Services Corporation	—	—	—	(12)
Balance at end of period	(231)	(1,359)	(231)	(1,359)
TOTAL STOCKHOLDER'S EQUITY	$9,819	8,691	9,819	8,691
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation and its consolidated subsidiaries, and references to "CenturyLink" refer to our ultimate parent company, CenturyLink, Inc. and its consolidated subsidiaries including Level 3 Parent, LLC, referred to as "Level 3".
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

Basis of Presentation

Our consolidated balance sheet as of December 31, 2017, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first nine months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.

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

Income Taxes

As of September 30, 2018, we have not completed our accounting for the tax effects of the Tax Cuts and Jobs Act (the "Act"), which was signed into law in late December 2017. In order to complete our accounting for the impact of the Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the Financial Accounting Standards Board (“FASB”) and other standard-setting and regulatory bodies. Guidance issued by these bodies to date does not allow us to definitively calculate the tax effects of the Act. New guidance or interpretations may materially impact our provision for income taxes in future periods.

Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the final determination of certain net deferred tax assets subject to remeasurement and the tax treatment of such provisions of the Act by various state tax authorities. We have provisionally recognized the tax impacts related to the remeasurement of deferred tax assets and liabilities. The ultimate impact may differ from our current provisional estimate due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The change from our current provisional estimates will be reflected in fourth quarter statements of operations and could be material. We expect to complete the accounting in the fourth quarter of 2018.

The Act reduced the U.S. corporate income tax rate from a maximum of 35% to 21% for all C corporations, effective January 1, 2018, introduced further limitations on the deductibility of interest expense, made certain changes to the tax treatment of capital expenditures and various other items, and imposed a one-time repatriation tax on certain earnings of certain foreign subsidiaries. In addition, the Tax Act introduces additional base-broadening measures, including Global Intangible Low-Taxed Income and the Base-Erosion Anti-Abuse Tax. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax liabilities at December 31, 2017 and recognized a tax benefit of approximately $555 million in our consolidated statement of operations for the year ended December 31, 2017. During the first nine months of 2018, we reduced this $555 million tax benefit by the net tax impact of certain tax accounting method changes filed with CenturyLink's 2017 Federal income tax return that significantly accelerated certain tax deductions into 2017. The tax impact of these accelerated deductions resulted in a net reduction to the provisional benefit recorded of $137 million.

During the third quarter of 2018, we continued to evaluate and analyze the tax impacts of the Act. While we have not finalized our analysis, we do not expect the provisions of the Act, exclusive of the rate reduction, to materially impact us during the remainder of 2018. However, we cannot provide any assurance that, upon completion of our analysis, the impact will not be material or that there will not be material tax impacts in future years. Accordingly, other than as noted above, we have not made any additional adjustments related to the Act in our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In the first quarter of 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory”.

Each of these is described further below.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09 which replaces virtually all existing generally accepted accounting principles on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs.

We adopted the new revenue recognition standard under the modified retrospective transition method. During the three and nine months ended September 30, 2018, we recorded a cumulative catch-up adjustment that increased our retained earnings by $19 million, net of $7 million of income taxes and $147 million, net of $50 million of income taxes, respectively. The catch-up adjustment recorded during the three months ended September 30, 2018 resulted from the identification of additional fulfillment costs that should have been considered in our adoption and from correcting certain issues in the accounting system we utilize in calculating revenue under the new revenue recognition standard.

Under ASU 2014-09, we are now deferring incremental contract acquisition and fulfillment costs and are recognizing (or amortizing) such costs over either the initial contract (plus anticipated renewal contracts to which the costs relate) or the average customer life. Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of approximately 49 months for our business customers and 30 months for our consumer customers and are included in cost of services and products and selling, general and administrative expenses in our consolidated statement of operations. The amounts of these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets

See Note 3—Revenue Recognition for additional information.

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

Recently Issued Accounting Pronouncements

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the impairment testing for goodwill by changing the measurement for goodwill impairment. Under current rules, we are required to compute the implied fair value of goodwill to measure the impairment amount if the carrying value of a reporting unit exceeds its fair value. Under ASU 2017-04, the goodwill impairment charge will equal the excess of the reporting unit carrying value above its fair value, limited to the amount of goodwill assigned to the reporting unit.

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

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are currently reviewing the requirements of the standard and evaluating the impact on our consolidated financial statements.

We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020 but could elect to early adopt the provisions as of January 1, 2019. We expect to recognize the impacts of adopting ASU 2016-13 through a cumulative adjustment to retained earnings as of the date of adoption. As of the date of this report, we have not yet determined the date we will adopt ASU 2016-13.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 will require lessees to present right-of-use assets and lease liabilities on their balance sheets for operating leases, which under GAAP are currently not required to be reflected on their balance sheets.

ASU 2016-02 is effective for annual and interim periods beginning January 1, 2019. Upon adoption of ASU 2016-02, we are required to recognize and measure leases at the beginning of the earliest period presented in our consolidated financial statements using a modified retrospective approach. The modified retrospective transition approach includes a number of optional practical expedients that we may elect to apply.

In January 2018, the FASB issued ASU 2018-01, “Leases: Land Easement Practical Expedient for Transition to ASU 2016-02" ("ASU 2018-01"). ASU 2018-01 permits reporting companies to elect to forego reassessments of land easements that exist or expire before the entity’s adoption of ASU 2016-02 and that were not previously accounted for as leases. We plan to adopt ASU 2018-01 at the same time we adopt ASU 2016-02.

In July 2018, the FASB issued ASU 2018-11, "Leases: Targeted Improvements" ("ASU 2018-11"). ASU 2018-11 provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have not yet determined whether we will use ASU 2018-11's newly permitted adoption method.

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

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2018	December 31, 2017
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $4,693 and $4,337	$1,006	1,362
Other intangible assets, less accumulated amortization of $1,684 and $1,619	$328	379

As of September 30, 2018, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.1 billion. The total amortization expense for intangible assets for the three and nine months ended September 30, 2018 totaled $144 million and $440 million and for the three and nine months ended September 30, 2017 totaled $166 million and $507 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2018 through 2022 will be as follows:

(Dollars in millions)
2018 (remaining three months)	$141
2019	519
2020	452
2021	142
2022	38

(3) Revenue Recognition

We earn most of our consolidated revenue from contracts with customers, primarily through the provision of telecommunications and other services. Revenue from contracts with customers is accounted for under Accounting Standards Codification ("ASC") 606, which we adopted on January 1, 2018 using the modified retrospective approach. We also earn revenues from leasing arrangements (primarily fiber capacity agreements) and governmental subsidy payments, neither of which are accounted for under ASC 606.

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

Under ASC 606, we recognize revenue for services when we provide the applicable service or when control is transferred. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize as revenue over the actual or expected contract term using historical experience, which ranges from one year to seven years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term. A performance obligation is a promise in a contract with a customer to provide a good or service to the customer. We recognize revenue for services when we satisfy our performance obligation.

Promotional or performance-based incentive payments are estimated at contract inception (and updated on a periodic basis as needed) and accounted for as variable consideration. In certain cases, customers may be permitted to modify their contracts without incurring a penalty. We evaluate the change in scope or price to identify whether the modification should be treated as a separate contract, whether the modification is a termination of the existing contract and creation of a new contract, or if it is a change to the existing contract. The impact of contract modifications has not been significant to our results in 2018.

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

We periodically sell optical capacity on our network. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 10 to 20 years. In most cases, we account for the cash consideration received on transfers of optical capacity as ASC 606 revenue which we recognize ratably over the term of the agreement. Fiber is accounted for as non-ASC 606 lease revenue, which we also recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other optical capacity assets.

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

We have service level commitments pursuant to contracts with certain of our customers. To the extent that such service levels are not achieved or are otherwise disputed due to performance or service issues or other service interruptions or conditions, we will estimate the amount of credits to be issued and record a corresponding reduction to revenues in the period that the service level commitment was not met.

Customer payments are made based on billing schedules included in our customer contracts, which is typically on a monthly basis. For certain products or services and customer types, payment is required before products or services are provided.

Comparative Results

During the three months ended September 30, 2018, we identified and corrected certain issues in the accounting system we utilize in calculating the effects of ASC 606. Our revenue for the three months ended September 30, 2018 includes an adjustment of $10 million that is attributable to the six months ended June 30, 2018.

The following tables present our reported results under ASC 606 and a reconciliation to results using the historical accounting method:

	Three Months Ended September 30, 2018
	Reported as of September 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Amount
	(Dollars in millions)
Operating revenues	$2,149	(13)	2,136
Cost of services and products (exclusive of depreciation and amortization)	697	3	700
Selling, general and administrative	172	—	172
Income tax expense	111	(4)	107
Net income	453	(12)	441

	Nine Months Ended September 30, 2018
	Reported as of September 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Amount
	(Dollars in millions)
Operating revenues	$6,380	(22)	6,358
Cost of services and products (exclusive of depreciation and amortization)	2,106	15	2,121
Selling, general and administrative	602	(2)	600
Income tax expense	322	(9)	313
Net income	1,260	(26)	1,234
The following table presents a reconciliation of certain consolidated balance sheet captions under ASC 606 to the balance sheet results using the historical accounting method:

	As of September 30, 2018
	Reported Balances as of September 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances
	(Dollars in millions)
Other current assets	$278	(268)	10
Other long-term assets, net	126	(20)	106
Deferred revenue	377	(136)	241
Deferred income taxes, net	1,062	(59)	1,003
Other long-term liabilities	448	79	527
Accumulated deficit	(231)	(172)	(403)

Disaggregated Revenue by Service Offering

The following tables provide disaggregation of revenue from contracts with customers based on service offerings for the three and nine months ended September 30, 2018, respectively. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards. The adjustment of $10 million noted above was recorded to transport and infrastructure for the three months ended September 30, 2018.

	Three Months Ended September 30, 2018
	Total Revenue	Adjustments for Non-ASC 606 Revenue (7)	Total Revenue from Contracts with Customers
	(Dollars in millions)
IP and data services (1)	$155	—	155
Transport and infrastructure (2)	739	(29)	710
Voice and collaboration (3)	448	—	448
IT and managed services (4)	2	—	2
Regulatory revenue (5)	53	(53)	—
Affiliate revenue (6)	752	—	752
Total revenues	$2,149	(82)	2,067

Timing of revenue
Goods transferred at a point in time			$13
Services performed over time			2,054
Total revenues from contracts with customers			$2,067

	Nine Months Ended September 30, 2018
	Total Revenue	Adjustments for Non-ASC 606 Revenue (7)	Total Revenue from Contracts with Customers
	(Dollars in millions)
IP and data services (1)	$460	—	460
Transport and infrastructure (2)	2,216	(83)	2,133
Voice and collaboration (3)	1,370	—	1,370
IT and managed services (4)	6	—	6
Regulatory revenues (5)	157	(157)	—
Affiliate revenues (6)	2,171	—	2,171
Total revenues	$6,380	(240)	6,140

Timing of revenue
Goods transferred at a point in time			$35
Services performed over time			6,105
Total revenues from contracts with customers			$6,140

(1)	Includes primarily VPN data networks, Ethernet, IP and other ancillary services
(2)	Includes primarily broadband, private line (including business data services) and other ancillary services.
(3)	Includes local voice, including wholesale voice, and other ancillary services.
(4)	Includes IT services and managed services revenues.
(5)	Includes CAF Phase I, CAF Phase 2 and federal and state USF support revenue.
(6)	Includes telecommunications and data services we bill to our affiliates.
(7)	Includes regulatory revenues, lease revenue, sublease rental income, which are not within the scope of ASC 606.
Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of September 30, 2018 and January 1, 2018:

	September 30, 2018	January 1, 2018
	(Dollars in millions)
Customer receivables (1)	$573	631
Contract liabilities	125	78
Contract assets	228	93

(1)	Gross customer receivables of $619 million and $669 million, net of allowance for doubtful accounts of $46 million and $38 million, at September 30, 2018 and January 1, 2018, respectively.
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

As of September 30, 2018, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $391 million. We expect to recognize approximately 98% of this revenue through 2020, with the balance recognized thereafter.

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$89	58	91	61
Costs incurred	29	13	45	20
Amortization	(29)	(13)	(47)	(23)
End of period balance	$89	58	89	58

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of 30 months for consumer customers and 49 months for business customers and are included in cost of services and products and selling, general and administrative expenses in our consolidated statement of operations. The amounts of these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. We recognize incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is less than one year. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on a quarterly basis. During the three months ended September 30, 2018 we made a $24 million adjustment to the beginning balance of the fulfillment costs shown in the table above for additional fulfillment costs we identified that should have been considered in our adoption. The impact to our expenses was less than $1 million for both the three and nine months ended September 30, 2018.

(4) Long-Term Debt and Revolving Promissory Note

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including unamortized discounts and premiums, unamortized debt issuance costs and (ii) note payable - affiliate:

	Interest Rates	Maturities	September 30, 2018	December 31, 2017
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2021 - 2057	$5,955	7,294
Term loan	4.250%	2025	100	100
Capital lease and other obligations	Various	Various	25	36
Unamortized (discounts) premiums, net			(1)	1
Unamortized debt issuance costs			(116)	(150)
Total long-term debt			5,963	7,281
Less current maturities			(13)	(17)
Long-term debt, excluding current maturities			$5,950	7,264
Note payable - affiliate	5.860%	2022	$1,008	965
Note Payable - Affiliate

On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance owed by Qwest Corporation under this revolving promissory note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of September 30, 2018, the amended and restated revolving promissory note had an outstanding balance of $1.008 billion and bore interest at a weighted-average interest rate of 5.860%. As of September 30, 2018 and December 31, 2017, the amended and restated revolving promissory note is reflected on our consolidated balance sheets as a current liability under "Note payable - affiliate". In accordance with the terms of the amended and restated revolving promissory note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is to be capitalized on such date and is to begin accruing interest. As of September 30, 2018, $15 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.

Repayments

During the three months ended September 2018, we retired approximately $1.3 billion in debt securities including approximately $164 million of Qwest Corporation 7.5% Notes due 2051, $925 million of Qwest Corporation 7.0% Notes due 2052, and $250 million of Qwest Corporation 7.25% Notes due 2035.

Aggregate Maturities of Long-Term Debt

Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized premiums and discounts and unamortized debt issuance costs and other and excluding note payable-affiliate) maturing during the following years:

(Dollars in millions)
2018 (remaining three months)	$4
2019	11
2020	5
2021	951
2022	—
2023 and thereafter	5,109
Total long-term debt	$6,080

Compliance

As of September 30, 2018, we were in compliance with the provisions and financial covenants of our debt agreements.

Other

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

(5) Fair Value Disclosure

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		September 30, 2018		December 31, 2017
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$5,938	5,867	7,245	7,080

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

From time to time, we may change the categorization of our products and services.

Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
IP and data services	$155	161	460	475
Transport and infrastructure	739	751	2,216	2,268
Voice and collaboration	448	492	1,370	1,504
IT and managed services	2	—	6	—
Regulatory revenues	53	52	157	159
Affiliates services	752	685	2,171	2,030
Total operating revenues	$2,149	2,141	6,380	6,436

We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated $28 million and $33 million for the three months ended September 30, 2018 and 2017, respectively, and $93 million and $100 million for the nine months ended September 30, 2018 and 2017, respectively. These USF surcharges are assigned to the products and services categories based on the underlying revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

(7) Commitments and Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. As a matter of course, we are prepared to both litigate these matters to judgment as needed, as well as to evaluate and consider reasonable settlement opportunities.

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation contingencies at September 30, 2018 aggregated to approximately $9 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

Beginning June 2017, CenturyLink also received several shareholder derivative demands addressing related topics. In August 2017, CenturyLink's Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. In April 2018, the special litigation committee concluded its review of the derivative demands and declined to take further action. Since then, another demand has been received, and six derivative cases were filed. Two of these cases, Castagna v. Post and Pinsly v. Post, were filed in Louisiana state court in the Fourth Judicial District Court for the Parish of Ouachita; four others, Ault v. Post, Barbree v. Post, Flanders v. Post, and Palkon v. Boulet, were filed in Louisiana federal court in the Monroe Division of the Western District of Louisiana. These cases have been brought on behalf of CenturyLink against certain current and former officers and directors of the Company and seek damages for alleged breaches of fiduciary duties.

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

We are subject to various federal, state and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none individually is reasonably expected to exceed $100,000 in fines and penalties.

The outcome of these other proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on us.

The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 15 to the financial statements included in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(8) Dividends

From time to time we may declare and pay dividends to our direct parent company, Qwest Services Corporation ("QSC"), sometimes in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not currently limit the amount of dividends we can pay to QSC.

During the nine months ended September 30, 2018 and 2017, we declared and paid dividends of $925 million and $800 million, respectively, to QSC. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

On March 31, 2017, we distributed our equity interest valued at $12 million in a limited liability company to QSC. The limited liability company's sole asset was a building that was being utilized by an affiliate.

(9) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	September 30, 2018	December 31, 2017
	(Dollars in millions)
Prepaid expenses	$57	42
Contract acquisition costs	52	—
Contract assets	155	49
Other	14	7
Total other current assets	$278	98

(10) Labor Union Contracts

As of September 30, 2018, approximately 47%, of our employees were members of various bargaining units represented by the Communication Workers of America and the International Brotherhood of Electrical Workers. We believe that relations with our employees continue to be generally good.

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

Our ultimate parent company, CenturyLink, Inc. ("CenturyLink"), has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by CenturyLink. From time to time we may declare and pay dividends to Qwest Services Corporation ("QSC"), our direct parent, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. We report the balance of these transfers on our consolidated balance sheet as advances to affiliates.

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

At September 30, 2018, we served 3.2 million broadband subscribers. Our methodology for counting broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Operating revenues	$2,149	2,141	6,380	6,436
Operating expenses	1,432	1,581	4,405	4,723
Operating income	717	560	1,975	1,713
Total other expense, net	(153)	(127)	(393)	(390)
Income tax expense	111	168	322	512
Net income	$453	265	1,260	811
The following table summarizes our broadband subscribers and number of employees:

	September 30, 2018	September 30, 2017	Increase/ (Decrease)	% Change

	(in thousands)
Operational metrics:
Total broadband subscribers (1)	3,173	3,383	(210)	(6)%
Total employees	18	22	(4)	(18)%
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

Operating Revenues

The following tables summarize our consolidated operating revenues recorded under each of our six above-described revenue categories:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
IP and data services	$155	161	(6)	(4)%
Transport and infrastructure	739	751	(12)	(2)%
Voice and collaboration	448	492	(44)	(9)%
IT and managed services	2	—	2	nm
Regulatory services	53	52	1	2%
Affiliates services	752	685	67	10%
Total operating revenues	$2,149	2,141	8	—%

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
IP and data services	$460	475	(15)	(3)%
Transport and infrastructure	2,216	2,268	(52)	(2)%
Voice and collaboration	1,370	1,504	(134)	(9)%
IT and managed services	6	—	6	nm
Regulatory services	157	159	(2)	(1)%
Affiliates services	2,171	2,030	141	7%
Total operating revenues	$6,380	6,436	(56)	(1)%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Total operating revenues increased by $8 million, or less than 1%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Total operating revenues decreased by $56 million, or 1%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The change in revenue was primarily due to declines in voice and collaboration and transport and infrastructure as a result of lower volume and partially offset by an increase in affiliate services driven by new circuits.

Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$697	742	(45)	(6)%
Selling, general and administrative	172	231	(59)	(26)%
Operating expenses - affiliates	203	211	(8)	(4)%
Depreciation and amortization	360	397	(37)	(9)%
Total operating expenses	$1,432	1,581	(149)	(9)%

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,106	2,185	(79)	(4)%
Selling, general and administrative	602	710	(108)	(15)%
Operating expenses - affiliates	616	647	(31)	(5)%
Depreciation and amortization	1,081	1,181	(100)	(8)%
Total operating expenses	$4,405	4,723	(318)	(7)%
Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $45 million, or 6%, and by $79 million, or 4%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. The decrease in our cost of services and products (exclusive of depreciation and amortization) for both periods is primarily due to a decrease in allocated corporate costs from affiliates and a reduction in salaries and wages resulting from a decrease in headcount and overtime accruals. The decrease was partially offset by increases in property and other taxes and severance accruals.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $59 million, or 26%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and by $108 million, or 15%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in our selling, general and administrative expenses for both periods was primarily due to a reduction in marketing and advertising expenses driven by fewer branding campaigns, media placement and marketing charges. In addition, property and other taxes decreased due to a policy review in third quarter 2017 conforming policies as a result of the Level 3 acquisition by CenturyLink. As a result of the policy review, beginning in the third quarter of 2017, certain franchise and receipt taxes are reported in cost of services and products.

Operating Expenses - Affiliates

Operating expenses - affiliates decreased by $8 million, or 4%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and by $31 million, or 5%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in operating expenses - affiliates for both periods was primarily due to the decline in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Depreciation	$216	231	(15)	(6)%
Amortization	144	166	(22)	(13)%
Total depreciation and amortization	$360	397	(37)	(9)%

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Depreciation	$641	674	(33)	(5)%
Amortization	440	507	(67)	(13)%
Total depreciation and amortization	$1,081	1,181	(100)	(8)%
Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $15 million, or 6%, and by $33 million, or 5%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. The depreciation expense related to our plant for the three and nine months ended September 30, 2018 was lower than the depreciation expense for the three and nine months ended September 30, 2017 due to full depreciation of certain plant placed in service prior to 2018. This decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service since September 30, 2017.

Amortization expense decreased by $22 million, or 13%, and by $67 million, or 13%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. The decrease in amortization expense was primarily due to the use of accelerated amortization for a portion of our customer relationship assets. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize. In addition, amortization of capitalized software was lower due to software becoming fully amortized faster than new software was acquired or developed.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		Change	% Change
	2018	2017
	(Dollars in millions)
Interest expense	$(112)	(117)	(5)	(4)%
Interest expense - affiliate	(15)	(16)	(1)	(6)%
Net loss on early retirement of debt	(34)	—	34	nm
Other income, net	8	6	2	33%
Total other expense, net	$(153)	(127)	26	20%
Income tax expense	$111	168	(57)	(34)%

	Nine Months Ended September 30,		Change	% Change
	2018	2017
	(Dollars in millions)
Interest expense	$(350)	(348)	2	1%
Interest expense - affiliate	(42)	(47)	(5)	(11)%
Net loss on early retirement of debt	(34)	(5)	29	nm
Other income, net	33	10	23	nm
Total other expense, net	$(393)	(390)	3	1%
Income tax expense	$322	512	(190)	(37)%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense

Interest expense decreased by $5 million, or 4%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decline in interest expense is primarily due to the redemption of approximately $1.3 billion of senior notes in the third quarter of 2018. Interest expense increased by $2 million, or 1%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to an increase in the LIBOR rate. See Note 4—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and Liquidity and Capital Resources below for additional information about our debt.

Interest Expense - Affiliates, Net

Affiliate interest expense decreased by $1 million, or 6%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and by $5 million, or 11%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in affiliate interest expense was primarily due to a decrease in the weighted average interest rate from 6.710% in the third quarter of 2017 to 5.860% in the third quarter of 2018.

Net Loss on Early Retirement of Debt

Loss on early retirement of debt increased by $34 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and by $29 million for the nine months ended months ended September 30, 2018 as compared to the nine months ended months ended September 30, 2017. The increase for both periods was due to the $34 million loss on redemption of notes payable during September 2018.

Other Income, Net

Other income, net increased by $2 million, or 33%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and by $23 million, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in other income, net for both periods was primarily due to an increase in intercompany interest rate.

Income Tax Expense

Income tax expense for the three months ended September 30, 2018 was $111 million, or an effective tax rate of 19.7%, compared to $168 million, or an effective tax rate of 38.8%, for the three months ended September 30, 2017. Income tax expense for the nine months ended September 30, 2018 was $322 million, or an effective tax rate of 20.4%, compared to $512 million, or an effective tax rate of 38.7%, for the nine months ended September 30, 2017. The effective tax rate for the three and nine months ended September 30, 2018 was significantly impacted by the tax reform impact of filing tax accounting method changes on the 2017 Federal income tax return that significantly accelerated tax deductions into 2017. The rate was further impacted by the enactment of the Tax Cuts and Jobs Act legislation in December 2017. The 2018 and the 2017 rate include the effect of changes in state apportionment factors.

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

Debt and Other Financing Arrangements

Subject to market conditions, we expect to continue to issue debt instruments, under Qwest Corporation, from time to time in the future to refinance a substantial portion of our maturing debt to the extent we deem appropriate and feasible. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors. We have no debt maturities during 2018. Also subject to market conditions, we expect from time to time to retire debt securities prior to their maturity.

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

Term Loan

In 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At both September 30, 2018 and December 31, 2017, the outstanding principal balance on this term loan was $100 million.

Revolving Promissory Note

On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance owed by us under this revolving promissory note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of September 30, 2018, the weighted average interest rate was 5.860%. As of September 30, 2018 and December 31, 2017, the amended and restated revolving promissory note and the original revolving promissory note, respectively, are reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of September 30, 2018, $15 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets.

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

CenturyLink is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2017, the accounting unfunded status of CenturyLink's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was approximately $2.1 billion and approximately $3.4 billion, respectively. For additional information about CenturyLink's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pensions and Post-Retirement Benefits" in Item 7 of CenturyLink's annual report on Form 10-K for the year ended December 31, 2017 and see Note 9—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.

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

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the nine months ended September 30, 2018, we made settlement payments of $67 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For 2018, we expect to make aggregate settlement payments of $82 million to QCII under the plan.

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

Historical Information

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		Change
	2018	2017
	(Dollars in millions)
Net cash provided by operating activities	$2,652	1,815	837
Net cash used in investing activities	(367)	(1,025)	(658)
Net cash used in financing activities	(2,280)	(791)	1,489

Operating Activities

Net cash provided by operating activities increased by $837 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to an increase in net income adjusted for non-cash items and the positive variance in the change in other noncurrent assets and liabilities, net. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable and bonuses.

Investing Activities

Net cash used in investing activities decreased by $658 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to a decrease in capital expenditures and a positive variance in the change in advances to affiliates.

Financing Activities

Net cash used in financing activities increased by $1.5 billion for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to the increase in dividends paid to affiliate and increase in payments of debt during the nine months ended September 30, 2018. Qwest Corporation redeemed $1.3 billion of notes payable during the three months ended September 30, 2018 which resulted in a total loss of $34 million. In the future, we may continue to retire debt, which could potentially result in the recognition of additional losses. These redemptions and repurchases were funded in part with borrowings under CenturyLink's revolving credit facility.

See Note 4—Long-Term Debt and Revolving Promissory Note, for additional information on our outstanding debt securities and financing activities.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 7—Commitments, Contingencies and Other Items for additional information.

Market Risk

As of September 30, 2018, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2018, we had no such instruments outstanding nor held or issued derivative financial instruments for trading or speculative purposes.

We do not believe that there were any material changes to market risks arising from changes in interest rates for the nine months ended September 30, 2018, when compared to the disclosures provided in our annual report on Form 10-K for the year ended December 31, 2017.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2018, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

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

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the new accounting standard related to revenue recognition on our consolidated financial statements. There were no other changes in our internal control over financial reporting during the third quarter of 2018 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

Our parent company, CenturyLink, Inc. is in the process of integrating the operations of its recent acquisition Level 3 Parent, LLC. As a result of this acquisition, the controls of CenturyLink will change as systems are integrated which may impact our controls as well.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 7—Commitments and Contingencies and Other Items included in Item 1 of Part I of this report is incorporated herein by reference. The ultimate outcome of the matters described in Note 7 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended September 30, 2018, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2018.

QWEST CORPORATION
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)