Form 10-K
period 2018-12-31
QWEST CORP
filed 2019-03-22
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission File No. 001-03040

QWEST CORPORATION
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0273800 (I.R.S. Employer Identification No.)
100 CenturyLink Drive, Monroe, Louisiana (Address of principal executive offices)	71203 (Zip Code)
(318) 388-9000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
7.75% Notes Due 2030	New York Stock Exchange
7.375% Notes Due 2030	New York Stock Exchange
6.875% Notes Due 2033	New York Stock Exchange
7.125% Notes Due 2043	New York Stock Exchange
7.25% Notes Due 2025	New York Stock Exchange
6.75% Notes Due 2021	New York Stock Exchange
6.125% Notes Due 2053	New York Stock Exchange
6.875% Notes Due 2054	New York Stock Exchange
6.625% Notes Due 2055	New York Stock Exchange
7.00% Notes Due 2056	New York Stock Exchange
6.5% Notes Due 2056	New York Stock Exchange
6.75% Notes Due 2057	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On March 21, 2019, one share of common stock was outstanding. None of Qwest Corporation's common stock is held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," "the Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation and its consolidated subsidiaries, references to "QCII" refer to QSC's direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries and references to "CenturyLink" refer to QCII's direct parent company and our ultimate parent company, CenturyLink, Inc. and its consolidated subsidiaries including Level 3 Parent, LLC, referred to as "Level 3".

PART I

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

•
statements about our liquidity, profit margins, tax position, tax rates, asset values, contingent liabilities, growth opportunities and growth rates, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, capital allocation plans, financing alternatives and sources, and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward looking statements. Factors that could affect actual results include but are not limited to:

•	the effects of competition from a wide variety of competitive providers, including decreased demand for our traditional wireline service offerings and increased pricing pressures;

•	the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

•
our ability to attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, strengthening our relationships with customers and attaining projected cost savings;

•
our ability to safeguard our network, and to avoid the adverse impact on our business from possible security breaches, service outages, system failures, equipment breakage, or similar events impacting our network or the availability and quality of our services;

•
the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, special access, universal service, broadband deployment, data protection and net neutrality;

•	our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix;

•	possible changes in the demand for our products and services, including our ability to effectively respond to increased demand for high-speed data transmission services;

•	our ability to successfully maintain the quality and profitability of our existing product and service offerings and to introduce profitable new offerings on a timely and cost-effective basis;

•	our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments and dividends payments;

•
changes in our operating plans, corporate strategies, or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•
CenturyLink’s ability to timely realize the anticipated benefit of its November 1, 2017 business combination with Level 3, including its ability to use Level 3’s net operating losses in the amounts projected;

•
the negative impact of increases in the costs of CenturyLink’s pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations, which could affect our business and liquidity;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations, including our ability to make transfers of cash in compliance therewith;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords, lenders and financial institutions;

•	our ability to collect our receivables from financially troubled customers;

•	any adverse developments in legal or regulatory proceedings involving us or our affiliates, including CenturyLink;

•	changes in tax, communications, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies, practices or assumptions, including changes that could potentially require future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•
the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

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

ITEM 1. BUSINESS

Overview

We are an integrated communications company engaged primarily in providing an array of communications services to our business and residential customers. Our specific products and services are detailed below under the heading "Operations - Products and Services."

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

Financial Highlights
The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2018	2017(1)	2016
	(Dollars in millions)
Operating revenue	$8,493	8,550	8,910
Operating expenses	5,833	6,237	6,586
Operating income	$2,660	2,313	2,324
Net income	$1,665	1,657	1,085
_______________________________________________________________________________

(1)
The enactment of the Tax Cuts and Jobs Act in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax benefit of $555 million.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2018	2017
	(Dollars in millions)
Total assets	$20,583	20,869
Total long-term debt(1)	5,959	7,281
Total stockholder's equity	9,868	9,337
_______________________________________________________________________________

(1)
For additional information on our total long-term debt, see Note 4—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this report. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future Contractual Obligations" in Item 7 of Part II of this report.

Substantially all of our long-lived assets are located in the United States and substantially all of our total consolidated operating revenue is from customers located in the United States.
Operations
For the reasons noted in Note 12—Products and Services Revenue to our consolidated financial statements in Item 1 of Part I of this report, we believe we have one reportable segment.
Products and Services
While most of our customized customer interactions involve multiple integrated technologies and services, we organize our products and services according to the core technologies that drive them. We report our related revenue under the following categories: IP and data services, transport and infrastructure services, voice and collaboration services, IT and managed services, regulatory revenue and affiliate services, each of which is described in further detail below.

IP and Data Services

•
Ethernet. We deliver a robust array of networking services built on Ethernet technology. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and larger enterprise-class wide area networks. Our Ethernet technology is also used by wireless service providers for data transmission via our fiber-optic cables connected to their towers; and

•
Retail Video. Our video services span a range of technologies aimed at consumers and business customers. We also offer various broadcast services to deliver audio and video feeds over fiber or satellite for broadcast and production firms

Transport and Infrastructure

•
Broadband. Our broadband services deliver a cost-effective Internet connection through existing telephone lines or fiber-optic cables while companies enjoy high speed data transfer. A substantial portion of our broadband subscribers are located within the local service area of our wireline telephone operations;

•
Private Line. We deliver a private line (including business data services), a direct circuit or channel specifically dedicated for connecting two or more organizational sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions;

•	Unbundled Network Elements and Other. We provide select technology elements to other network carriers on a regional basis for the inclusion of those technologies in their offerings; and

•
Wavelength. We deliver high bandwidth optical networks to firms requiring an end-to-end transport solution with Ethernet technology by contracting for a scalable amount of bandwidth connecting sites or providing high-speed access to cloud computing resources.

Voice and Collaboration

•
Voice. We offer a complete portfolio of traditional Time Division Multiplexing ("TDM") voice services to businesses and enterprises including Primary Rate Interface (“PRI”) service, local inbound service, switched one-plus, toll free, long distance and international services.

IT and Managed Services

•
Information Technology ("IT") Services. Our IT-based services deliver strategic consulting and solutions to C-suite executives in mid to large enterprises. Services involve architecting technologies to address business needs. Solutions range from System Integration Services to Big Data Analytics, building and managing strategic application suites such as SAP and deploying security technologies. In many cases, we operate and manage these solutions on behalf of customers once they are deployed.

Regulatory Revenue

•
Universal Service Fund ("USF") support payments. We receive federal and state USF support payment subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers; and

•
Connect America Fund ("CAF"). We receive federal support payments from CAF II of the CAF program. The funding from the CAF II support program has substantially replaced the funding from the interstate USF program that we previously utilized to support voice services in high-cost rural markets in 33 states.

Affiliate Revenue

•
Affiliate Services. We provide to our affiliates, telecommunication services that we also provide to external customers. Please see our products and services listed above for further description of these services. In addition, we provide to our affiliates computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.

Additional Information

For further information on regulatory, technological and competitive factors that could impact our revenue, see "Regulation" and "Competition" under this Item 1 below and "Risk Factors" under Item 1A below. For more information on the financial contributions of our various services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Our Network

Most of our products and services are provided using our telecommunications network, which consists of fiber-optic and copper cables, high-speed transport equipment, data switches and routers, voice switches and other equipment. Our local exchange carrier networks also include central offices and remote site assets, and form a portion of the public switched telephone network. A substantial portion of our equipment operates with licensed software.

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

Similarly, we continue to take steps to simplify and modernize our network. To attain our objectives, we plan to continue to pursue several complex projects that we expect will be costly and may take several years to complete. The costs of these projects could materially increase if we conclude that we need to replace any or all of our legacy systems.

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

Similarly, like other large communication companies operating complex networks, from time to time in the ordinary course of our business we experience disruptions in our service. Although none of these outages have thus far materially adversely affected us, certain of these outages have resulted in regulatory fines, negative publicity, service credits and other adverse consequences.

We rely on several other communications companies to provide our offerings. We lease a portion of our core fiber network from our competitors and other third parties. Many of these leases will lapse in future years. A portion of our services are provided by other carriers under agency agreements or through reselling arrangements with other carriers. Our future ability to provide services on the terms of our current offerings will depend in part upon our ability to renew or replace these leases, agreements and arrangements on terms substantially similar to those currently in effect.

For additional information regarding our systems, network assets, network risks, capital expenditure requirements and reliance upon third parties, see "Risk Factors," generally, in Item 1A of Part I of this report, and, in particular, "Risk Factors—Risks Affecting Our Business" and "Risk Factors—Risks Affecting Our Liquidity and Capital Resources." For more information on our properties, see "Properties" in Item 2 of Part I of this report.

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

We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices, or are named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors—Risks Affecting Our Business” in Item 1A of Part I of this report, and Note 15—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report.

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

Our sales and marketing approach to our residential customers emphasizes customer-oriented sales, marketing and service with a local presence. Our marketing plans include marketing our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties, including retailers, satellite television providers, door to door sales agents and digital marketing firms. We support our distribution with digital marketing, direct mail, bill inserts, newspaper and television advertising, website promotions, public relations activities and sponsorship of community events and sports venues.

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

Regulation

Overview

Our domestic operations are regulated by the Federal Communications Commission (the “FCC”), various state utility commissions and occasionally by local agencies.

The following description discusses some of the major industry regulations that affect our operations, but numerous other regulations not discussed below also have a substantial impact on us. For additional information, see "Risk Factors" in Item 1A of Part I of this report.

Federal Regulation

General

The FCC regulates the interstate services we provide, including the business data service charges we bill for wholesale network transmission and intercarrier compensation, including the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates a number of aspects of our business related to international communications services, privacy, public safety and network infrastructure, including our access to and use of local telephone numbers and our provision of emergency 911 services.

In April 2017, the FCC revised the regulation of the provision of data services to businesses providing greater freedom to respond to competition for these business data services. Several parties appealed the FCC's decision and the resulting remand proceedings remain pending. The ultimate impact on us of the FCC's recent actions is currently unknown.

Universal Service

In 2015, CenturyLink accepted Connect America Fund or "CAF" funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF II high-cost support program. Of these amounts, approximately $150 million is attributable to our service area, to provide service to approximately 0.3 million rural households and business in 13 of the 14 states in which we are the ILEC. The funding from the CAF II support program in these 13 states has substantially replaced the funding from the interstate USF high-cost program that we previously utilized to support voice services in high-cost rural markets in these 13 states. As a result of accepting CAF II support payments, we are obligated to make substantial capital expenditures to build infrastructure by certain specified milestone deadlines. For information on the risks associated with participating in this program, see "Risk Factors—Risks Relating to Legal and Regulatory Matters" in Item 1A of Part I of this report.

Currently, it is unclear when the FCC will complete the development of the next phase of the CAF program expected to follow the CAF Phase II program and what that plan will entail. Although the FCC has taken certain initial steps, we cannot assure you when such replacement plan will be proposed or implemented.

For additional information about the potential financial impact of the CAF II program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Broadband Regulation

In February 2015, the FCC adopted an order classifying Broadband Internet Access Services ("BIAS") under Title II of the Communications Act of 1934 and applying new regulations. In December 2017, the FCC voted to repeal most of those regulations and the classification of BIAS as a Title II service and to preclude states from imposing substantial regulations of their own on broadband. Opponents of this change have appealed this action in federal court and have advocated in favor of re-instituting regulation of Internet services under Title II of the Communications Act. Several states have also opposed the change and have initiated state executive orders or introduced legislation focused on state-specific Internet service regulation. The result of these appeals is pending and the potential impact to us is currently unknown.

State Regulation of Domestic Operations

In recent years, most states have reduced their regulation of ILECs. Nonetheless, some state regulatory commissions continue to (i) set the rates that telecommunication companies charge each other for exchanging traffic, (ii) administer support programs designed to subsidize the provision of services to high-cost rural areas, (iii) regulate the purchase and sale of ILECs, (iv) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (v) limit ILECs' ability to borrow and pledge their assets, (vi) regulate transactions between ILECs and their affiliates and (vii) impose various other service standards. In most states, local voice service, switched and business data services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region.

We operate in states where traditional cost recovery mechanisms, including rate structures and state USF, are under evaluation or have been modified. Recent changes to the federal tax code have prompted several states to review regulated rates. As laws and regulations change, there can be no assurance that these mechanisms will continue to provide us with any cost recovery.

Other Regulations

Our networks are subject to numerous local regulations, including codes that regulate our trenching and construction operations or that require us to obtain permits, licenses or franchises to operate. Such regulations are enacted by municipalities, counties or other regional governmental bodies, and can vary widely from jurisdiction to jurisdiction as a result. Such regulations may also require us to pay substantial fees.

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

Competition

General

We compete in a rapidly evolving and highly competitive market, and we expect intense competition from a wide variety of sources under evolving market conditions to continue. In addition to competition from larger telecommunication service providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, cloud companies, broadband providers, device providers, resellers, sales agents facilities-based providers, and smaller more narrowly focused niche providers either using their own networks leasing parts of our network, or providing services such as VoIP, SD-WAN and security independent of network assets. The ability to provide such services independently of the network challenges more traditional solution selling. Further technological advances and regulatory and legislative changes have increased opportunities for a wide range of alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the communications industry has, in recent years, experienced substantial consolidation, and some of our competitors in one or more lines of our business are generally larger, have stronger brand names, have more financial and business resources and have broader service offerings than we currently do.

Wireless voice services are a significant source of competition with our traditional ILEC services. It is increasingly common for customers to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services. We anticipate this trend will continue, particularly with younger customers who are less accustomed to using traditional wireline voice services. Technological and regulatory developments in wireless services, Wi-Fi, and other wired and wireless technologies have contributed to the development of alternatives to traditional landline voice services. Moreover, the growing prevalence of electronic mail, text messaging, social networking and similar digital non-voice communications services continues to reduce the demand for traditional landline voice services. These factors have led to a long-term systemic decline in the number of our wireline voice service customers.

The Telecommunications Act of 1996, which obligates ILECs to permit competitors to interconnect their facilities to the ILEC's network and to take various other steps that are designed to promote competition, imposes several duties on an ILEC if it receives a specific request from another entity which seeks to connect with or provide services using the ILEC's network. In addition, each ILEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory "unbundled" access to all aspects of the ILEC's network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors, on terms and conditions (including rates) that are just, reasonable and nondiscriminatory, to colocate their physical plant on the ILEC's property, or provide virtual colocation if physical colocation is not practicable. Current FCC rules require ILECs to lease a network element only in those situations where competing carriers genuinely would be impaired without access to such network elements, and where the unbundling would not interfere with the development of facilities-based competition.

As a result of these regulatory, consumer and technological developments, ILECs also face competition from competitive local exchange carriers, or CLECs, particularly in densely populated areas. CLECs provide competing services through (i) reselling an ILEC's local services, (ii) using an ILEC's unbundled network elements or (iii) operating their own facilities.

Technological developments have led to the development of new products and services that have reduced the demand for our traditional services, as noted above, or that compete with traditional ILEC services. Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies continue to aggressively market these services. Similarly, companies providing VoIP services provide voice communication services over the Internet which compete with our traditional telephone service and our own VoIP services. In addition, demand for our broadband services could be adversely affected by advanced wireless data transmission technologies being deployed by wireless providers and by certain technologies permitting cable companies and other competitors to deliver generally faster average broadband transmission speeds than ours.

Similar to us, many cable, technology or other communications companies that previously offered a limited range of services are now offering diversified bundles of services, either through their own networks, reselling arrangements or joint ventures. As such, a growing number of companies are competing to serve the communications needs of the same customer base. Such activities will continue to place downward pressure on the demand for and pricing of our services.

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

In addition to facing direct competition from those providers described above, ILECs increasingly face competition from alternate communication systems constructed by long distance carriers, large customers, municipalities or alternative access vendors. These systems are capable of originating or terminating calls without use of an ILEC's networks or switching services. Other potential sources of competition include non-carrier systems that are capable of bypassing ILECs' local networks, either partially or completely, through various means, including the provision of business data services or independent switching services and the concentration of telecommunications traffic on a few of an ILEC's access lines. We anticipate that all these trends will continue and lead to decreased billable use of our networks.

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

Environmental Compliance

From time to time we may incur environmental compliance and remediation expenses, mainly resulting from owning or operating prior industrial sites or operating vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations or provide you with any assurances regarding the ultimate impact thereof, we do not currently believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations. For additional information, see "Risk Factors—Risks Relating to Legal and Regulatory Matters" in Item 1A of Part I of this report and Note 15—Commitments, Contingencies and Other Items included in Item 8 of Part II of this report.

Seasonality

Overall, our business is not materially impacted by seasonality. Our network-related operating expenses are, however, generally higher in the second and third quarters of the year. From time to time, weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year, but have generally been highest during the third quarter and have been related to damage from severe storms, including hurricanes, tropical storms and tornadoes in our markets along the Atlantic and Gulf of Mexico coastlines.

Employees

At December 31, 2018, we had approximately 19,000 employees, of which approximately 8,400 are members of either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). See the discussion of risks relating to our labor relations in "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this report and see Note 17—Labor Union Contracts to our consolidated financial statements in Item 8 of Part II of this report, for additional information on the timing of certain contract expirations.

Website Access and Important Investor Information

Our website is the same as that of our ultimate parent company, CenturyLink, which is www.centurylink.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports in the "Investor Relations" section of our website (ir.centurylink.com) under the heading "SEC Filings." These reports are available on our website and on the SEC's website at www.sec.gov. From time to time CenturyLink also uses the website to webcast their earnings calls and certain of their meetings with investors or other members of the investment community.

In connection with filing this report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and its related regulations.

Lenders should also be aware that while we do, at various times, answer questions raised by analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, lenders should not assume that we agree with any statement or report issued by an analyst with respect to our past or projected performance. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

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

ITEM 1A. RISK FACTORS

The following discussion identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with the other portions of this report, including "Special Note Regarding Forward-Looking Statements", "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and our consolidated financial statements and related notes in Item 8. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us, such as general economic conditions. In addition, certain of the risks described below apply only to a part of our business.

Risks Affecting Our Business

Our failure to simplify our service support systems could adversely impact our competitive position.

For many of our services, we can effectively compete only if we can quickly and efficiently (i) quote and accept customer orders, (ii) provision and initiate ordered services, (iii) provide customers with adequate means to manage their services and (iv) accurately bill for our services. To attain these goals, we believe we must digitally transform our service support processes to permit greater automation and customer self-service options. This digital transformation is complex and will require a substantial amount of resources, especially in light of the multiplicity of our systems. Development of systems designed to support this transformation will continuously require our personnel and third-party vendors to, among other things, (i) adjust to changes in our offerings and customers’ preferences, (ii) simplify our processes, (iii) improve our data management capabilities, (iv) eliminate inconsistencies between our legacy and acquired operations, (v) eliminate older support systems that are costly or obsolete, (vi) develop uniform practices and procedures, and (vii) automate them as much as possible. We cannot assure you that these undertakings will be successful. Our competitive position could be adversely impacted if we fail to continuously develop viable service support systems that are satisfactory to our current and potential customers.

We may not be able to compete successfully against current or future competitors.

Each of our offerings to our business and consumer customers face increasingly intense competition from a wide variety of sources under evolving market conditions. In particular, (i) aggressive competition from a wide range of communications and technology companies has limited the prospects for several of offerings to our business customers; (ii) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our wireline voice customers and (iii) strong competition from cable companies has impacted the growth of our broadband operations. We expect these trends will continue. For more detailed information, see "Business—Competition" in Item 1 of this report.

In addition to competition from a wide range of technology companies and communications providers (including those described above), we are facing increasing competition from several other sources, including satellite companies, cloud companies, broadband providers, software developers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. Further competition could arise through industry consolidation, technological innovation, or changes in regulation, including changes allowing foreign carriers to more extensively compete in the U.S. market.

Some of our current and potential competitors (i) offer products or services that are substitutes for our traditional wireline voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) offer products or services with features that we cannot readily match in some or all of our markets, (iv) install their services more quickly than we do, (v) have greater marketing, engineering, research, development, technical, provisioning, customer relations, financial or other resources, (vi) have larger or more diverse networks with greater transmission capacity, (vii) conduct operations or raise capital at a lower cost than us, (viii) are subject to less regulation, which we believe enables such competitors to operate more flexibly than us with respect to certain offerings, (ix) offer services nationally or internationally to a larger geographic area or larger base of customers, (x) have substantially stronger brand names, which may provide them with greater pricing power than ours, or (xi) have larger operations than ours, which may enable them to compete more successfully in recruiting top talent, entering into operational or strategic partnerships or acquiring companies. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructure more quickly, to adapt more swiftly to changes in technologies or customer requirements, to devote greater resources to the marketing and sale of their products and services, to provide more comprehensive customer service, to provide greater resources to research and development initiatives and to take advantage of business or other opportunities more readily.

Competition could adversely impact us in several ways, including (i) the loss of customers, market share or traffic on our networks, (ii) our need to expend substantial time or money on new capital improvement projects, (iii) our need to lower prices or increase marketing expenses to remain competitive and (iv) our inability to diversify by successfully offering new products or services.

We are continually taking steps to respond to these competitive pressures, but these efforts may not be successful. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient.

Rapid technological changes could significantly impact our competitive and financial position.

The communications industry has been and continues to be impacted by significant technological changes, which in general are enabling a broader array of companies to compete with us. Many of these technological changes are (i) enabling customers to reduce or bypass use of our networks, (ii) displacing or reducing demand for our services, or (iii) enabling the development of competitive products or services. For years, the development of wireless and Internet-based voice and non-voice communications technologies and social media platforms have reduced demand for our traditional voice services, and these trends continue. More recently, continuous improvements in wireless data technologies have enabled wireless carriers to offer competing products, and we expect this trend to continue as technological advances enable these carriers to carry greater amounts of data faster and with less latency. Technological advancements have also permitted cable companies and other of our competitors to deliver generally faster average broadband transmission speeds than ours. Developments in software have permitted new competitors to offer affordable products that historically required more expensive hardware investment. Rapid changes in technology have also placed competitive pressures on our business and enabled new competitors to enter our markets. To enhance the competitiveness of certain of our services, we will likely be required to spend additional capital to install more fiber optic cable or to augment the capabilities of our copper-based services.

We may not be able to accurately predict or respond to changes in technology or industry standards, or to the introduction of newly-offered services. Any of these developments could make some or all of our offerings less desirable or even obsolete, which would place downward pressure on our market share and revenue. These developments could also require us to (i) expend capital or other resources in excess of currently contemplated levels, (ii) forego the development or provision of products or services that others can provide more efficiently, or (iii) make other changes to our operating plans, corporate strategies or capital allocation plans, any of which could be contrary to the expectations of our security holders or could adversely impact our business operating results.

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

Several of our services continue to experience declining revenue, and our efforts to offset these declines may not be successful.

Primarily as a result of the competitive and technological changes discussed above, we have experienced a prolonged systemic decline in our local voice, long-distance voice, network access and private line revenue. Consequently, we have experienced declining consolidated revenue for a prolonged period. More recently, we have experienced declines in revenue derived from the sale of certain of our business products and services.

We have taken a variety of steps to counter these declines in revenue, including an increased focus on selling services in greater demand. However, for the reasons described elsewhere in this report, most of our more recent product and service offerings generate lower profit margins than our traditional services, and some can be expected to experience slowing or no growth in the future. Moreover, we cannot assure you that the revenue generated from our newer offerings will offset revenue losses associated with our traditional services.

Our failure to meet the evolving needs of our customers could adversely impact our competitive position.

In order to compete effectively and respond to changing market conditions, we must continuously offer products and services on terms and conditions that allow us to retain and attract customers and to meet their evolving needs. To do so, we must continuously (i) invest in our network, (ii) develop, test and introduce new products and services and (iii) rationalize and simplify our offerings by eliminating older or overlapping products or services. Our ability to maintain attractive products and services and to successfully introduce new product or service offerings on a timely and cost-effective basis could be constrained by a range of factors, including network limitations, support system limitations, limited capital, an inability to attract key personnel with the necessary skills, intellectual property constraints, inadequate digitization or automation, testing delays, technological limits or an inability to act as quickly or efficiently as other competitors. In addition, new product or service offerings may not be widely accepted by our customers. Our business could be materially adversely affected if we are unable to maintain competitive products and services and to timely and successfully develop and introduce new products or services.

Our failure to strengthen our relations with our customers could harm our competitive position.

In mid-2017, CenturyLink Inc.'s Board of Directors formed a special committee of independent directors to review the entire Company's policies, procedures and practices relating to consumer sales, service and billing following a former employee’s allegations of sales-related misconduct. In late 2017, the special committee concluded its review and issued its key findings. Among other things, the committee found that (i) our investment in consumer sales monitoring was insufficient, (ii) our ordering and billing software contributed to customer confusion and (iii) systems and human errors contributed to inaccurate billing. As noted in our disclosures above, we are committed to simplifying and improving our customers’ experience and believe that we have already made progress in addressing these concerns. Nonetheless, given the complexity of the undertaking, we cannot assure you that we will timely and effectively implement changes that will adequately address all of our service support issues to the full satisfaction of our customers.

We could experience difficulties in consolidating, integrating, updating and simplifying our technical infrastructure.

Our ability to consolidate, integrate, update and simplify our systems and information technology infrastructure in response to our growth and changing business needs is important to our ability to develop and maintain attractive product and service offerings and to interface effectively with our customers. As discussed further under “Business-Network” in Item 1 of this report, we are currently undertaking several complex, costly and time-consuming projects to simplify, consolidate and modernize our network, which combines our legacy network and the networks of companies we have acquired in the past. Delays in the completion of these projects has hampered our progress, and any additional delays may lead to increased project costs or operational inefficiencies. In addition, there may be issues related to our expanded or updated infrastructure that are not identified by our testing processes, and which may only become evident after we have started to fully utilize the redesigned systems. Our failure to modernize, consolidate and upgrade our technology infrastructure could have adverse consequences, including the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, network instabilities, increased operating or acquisition integration costs, service or billing interruptions or delays, service offering inconsistencies, customer dissatisfaction, and the diversion of development resources. Any or all of the foregoing developments could have a negative impact on our business, results of operations, financial condition and cash flows.

We may not be able to successfully adjust to changes in our industry, our markets and our product mix.

Ongoing changes in the communications industry have fundamentally changed consumers’ communications expectations and requirements. In response to these changes, we have substantially altered our product and service offerings through acquisitions and internal product development. Many of these changes have placed a higher premium on sales, marketing and product development functions, and necessitated ongoing changes in our processes and operating protocols, as well as periodic reorganizations of our sales and leadership teams. In addition, we now offer a much more complex range of products and services, operate larger and more complex networks and serve a much larger and more diverse set of global customers. Consequently, we now face greater challenges in effectively managing and administering our operations and allocating capital and other resources to our various offerings. For all these reasons, we cannot assure you that our efforts to adjust to these changes will be timely or successful.

We could be harmed by security breaches or other significant disruptions or failures of networks, information technology infrastructure or related systems owned or operated by us.

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

Similar to other large telecommunications companies, we are a constant target of cyber-attacks of varying degrees. Although some of these attacks have resulted in security breaches, thus far, none of these breaches have resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that the risk of breaches is likely to increase due to several factors, including the increasing sophistication of cyber-attacks our greater use of open and software-defined networks, our increased operation of offshore systems, and our increased profile due to the growth of our organization and our customer base. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume that we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks. Any such future security breaches or disruptions could materially adversely affect our business, results of operations or financial condition, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions.

Although CenturyLink maintains insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

Additional risks to our network, infrastructure and related systems include, among others:

•
capacity or system configuration limitations, including those resulting from changes in our customer's usage patterns, the introduction of new technologies or products, or incompatibilities between our newer and older systems;

•	theft or failure of our equipment;

•	software or hardware obsolescence, defects or malfunctions;

•	power losses or power surges;

•	physical damage, whether caused by fire, flood, adverse weather conditions, terrorism, sabotage, vandalism or otherwise;

•	deficiencies in our processes or controls;

•	our inability to hire and retain personnel with the requisite skills to adequately maintain or improve our systems;

•	programming, processing and other human error; and

•	inadequate building maintenance by third-party landlords or other service failures of our third-party vendors.

Due to these factors, from time to time in the ordinary course of our business we experience disruptions in our service, and could experience more significant disruptions in the future, especially if network traffic continues to increase and we continue to assume greater responsibility for managing our customers' critical systems and networks.

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

•
subject us to claims for damages, fines, penalties, termination or other remedies under our customer contracts or service standards set by regulators, which in certain cases could exceed our insurance coverage;

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

Our ability to attract and retain customers depends in part upon external perceptions of our products, services, management integrity and financial performance. Customer complaints, governmental investigations, outages, or other service failures of networks operated by us could cause substantial adverse publicity affecting us. Similar events impacting other operators could indirectly harm us by causing substantial adverse publicity affecting our industry in general. In either case, press coverage, social media messaging or other public statements that insinuate improper actions by us or other operators, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation, governmental investigations or additional regulations. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees. We could suffer similar adverse effects if shareholders, financial analysts or other financial professionals issue public statements that cast us or our industry in a negative light. Any of these developments could adversely affect our business, results of operations, financial condition, cash flows, prospects and the value of our securities.

Market prices for many of our services have decreased in the past, and any similar price decreases in the future will adversely affect our revenue and margins.

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

Our failure to hire and retain qualified personnel could harm our business.

Our future success depends on our ability to identify, hire, train and retain executives, managers and employees with technological, engineering, software, product development, operational, provisioning, marketing, sales, customer service, administrative, managerial and other key skills. There is a shortage of qualified personnel in several of these fields particularly in certain growth markets, such as the areas adjoining our Denver and Seattle offices. We compete with several other companies for this limited pool of potential employees. As our industry increasingly becomes more competitive, it could become especially difficult to attract and retain top personnel with skills in high demand. Our workforce reduction and integration initiatives over the past couple of years have further increased the challenges of attracting and retaining talented individuals. In addition, subject to limited exceptions, none of our executives or domestic employees have long-term employment agreements. For all these reasons, there is no assurance that our efforts to recruit and retain qualified personnel will be successful.

Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.

Video streaming services, gaming and peer-to-peer file sharing applications use significantly more bandwidth than other Internet activity such as web browsing and email. As use of these services continues to grow, our broadband customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. Competitive or regulatory constraints may preclude us from recovering the costs of network investments designed to address these issues, which could adversely impact our operating margins, results of operations, financial condition and cash flows.

We have been accused of infringing the intellectual property rights of others and will likely face similar accusations in the future, which could subject us to costly and time-consuming litigation or require us to seek third-party licenses.

Like other communications companies, we have increasingly in recent years received a number of notices from third parties or have been named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. Responding to these claims may require us to expend significant time and money defending our use of the applicable technology, and divert management’s time and resources away from other business. In certain instances, we may be required to enter into licensing agreements requiring royalty payments. In the case of litigation, we could be required to pay significant monetary damages or cease using the applicable technology. If we are required to take one or more of these actions, our profit margins may decline or our operations could be materially impaired. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect our business, results of operations, financial condition and cash flows.

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

We may not be successful in protecting and enforcing our intellectual property rights.

We rely on various patents, copyrights, trade names, trademarks, service marks, trade secrets and other similar intellectual property rights, as well as confidentiality agreements and procedures, to establish and protect our proprietary rights. The steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Others may independently develop technologies that are substantially equivalent, superior to, or otherwise competitive to the technologies we employ in our services or that infringe on our intellectual property. We may be unable to prevent competitors from acquiring proprietary rights that are similar to or infringe upon our proprietary rights, or to prevent our current or former employees from using or disclosing to others our proprietary information. Enforcement of our intellectual property rights may depend on initiating legal actions against parties who infringe or misappropriate our proprietary information, but these actions may not be successful, even when our rights have been infringed. If we are unsuccessful in protecting or enforcing our intellectual property rights, our business, competitive position, results of operations and financial condition could be adversely affected.

Our operations, financial performance and liquidity are materially reliant on various third parties.

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with the infrastructure of, other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements exposes us to multiple risks. Typically, these arrangements limit our control over the quality of our services and expose us to the risk that our ability to market our services could be adversely impacted by changes in the plans or properties of the carriers upon which we are reliant. In addition, we are exposed to the risk that the other carriers may be unwilling or unable to continue or renew these arrangements in the future on terms favorable to us, or at all. This risk is heightened when the other carrier is a competitor who may benefit from terminating the agreement or imposing price increases, or a carrier who suffers financial distress or bankruptcy. If we lose these arrangements and cannot timely replace them, our ability to provide services to our customers and conduct our business could be materially adversely affected. Moreover, many of our arrangements with other carriers are regulated by domestic or foreign agencies, which subject us to the additional risk that changes in regulation could increase our costs or otherwise adversely affect our ability to provide services. Finally, even when another carrier agrees or is obligated to provide services to us to permit us to obtain new customers, it is frequently expensive, difficult and time-consuming to switch the new customers to our network, especially if the other carrier fails to provide timely and efficient cooperation.

Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to existing or newly-built networks, owned or leased by them, thereby reducing our revenue.

We also rely on reseller and sales agency arrangements with our affiliates and other communications companies to provide some of the services that we offer to our customers, including video and wireless services. As a reseller or sales agent, we do not control the availability, retail price, design, function, quality, reliability, customer service, marketing or branding of these products and services.

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

Reliance on other key suppliers and vendors. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches and related components. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers and may be adversely affected if third parties assert patent infringement claims against our suppliers or us. We also rely on a limited number of (i) software vendors to support our business management systems, (ii) content suppliers to provide programming to our video operations, and (iii) contractors to assist us in connection with our network construction and maintenance activities. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, utilities or programming on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

Reliance on utility providers and landlords. Our energy costs can fluctuate significantly or increase for a variety of reasons, including changes in legislation and regulation. Several pending proposals designed to reduce greenhouse emissions could substantially increase our energy costs, which we may not be able to pass on to our customers.

We lease many of our office facilities. Although the majority of these leases provide us with the opportunity to renew the lease, many of these renewal options provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. Any resulting increases in our rent costs could have a negative impact on our financial results.

Reliance on governmental payments. We receive a material amount of revenue or government subsidies under various government programs, which are further described under the heading "Risk Factors—Risks Relating to Legal and Regulatory Matters." We also provide products or services to various federal, state and local agencies. Our failure to comply with complex governmental regulations and laws applicable to these programs, or the terms of our governmental contracts, could result in us being suspended or disbarred from future governmental programs or contracts for a significant period of time. Moreover, certain governmental agencies frequently reserve the right to terminate their contracts for convenience or if funding is unavailable. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, our results of operations and financial condition could be materially adversely affected.

Violating our government contracts could have other serious consequences.

We provide services to various governmental agencies with responsibility for national security or law enforcement. These governmental contracts impose significant requirements on us relating to network security, information storage and other matters, and in certain instances impose on us additional heightened responsibilities, including requirements related to the composition of CenturyLink's Board of Directors. While we expect to continue to comply fully with all of our obligations under these contracts, we cannot assure you of this. The consequences of violating these contracts could be severe, potentially including the revocation of our FCC licenses in the U.S. (in addition to being suspended or debarred from government contracting, as noted above.)

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

As of December 31, 2018, approximately 44% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, retirement benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

Portions of our property, plant and equipment are located on property owned by third parties.

We rely on rights-of-way, colocation agreements, franchises and other authorizations granted by governmental bodies, railway companies, utilities, carriers and other third parties to locate our cable, conduit and other network equipment on or under their respective properties. A significant number of these authorizations are scheduled to lapse over the next five to ten years, unless we are able to extend or renew them. Our operations could be adversely affected if any of these authorizations terminate or lapse, or if the landowner requests price increases. Moreover, our ability to expand our network could depend in part on obtaining additional authorizations, the receipt of which is not assured.

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

We may not be able to dispose of assets or asset groups on terms that are attractive to us, or at all.

In the past, we have disposed of assets or asset groups for a variety of reasons, and we may consider disposing of other assets or asset groups from time to time in the future. We may not be able to divest any such assets on terms that are attractive to us, or at all. In addition, if we agree to proceed with any such divestitures of assets, we may experience operational difficulties segregating them from our retained assets and operations, which could impact the execution or timing for such dispositions and could result in disruptions to our operations or claims for damages, among other things.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.

Unfavorable general economic conditions, including unstable economic and credit markets, could negatively affect our business. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers operating under budgetary constraints. Any one or more of these circumstances could continue to depress our revenue. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, weak economic conditions could adversely affect our operating results, financial condition, and liquidity.

For additional information about our business and operations, see "Business" in Item 1 of this report.

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

General. Our domestic operations are regulated by the FCC, various state utility commissions and occasionally by local agencies.

Generally, we must obtain and maintain operating licenses from these bodies in most territories where we offer regulated services. We cannot assure you that we will be successful in obtaining or retaining all licenses necessary to carry out our business plan. Even if we are, the prescribed service standards and conditions imposed on us under these licenses may increase our costs and limit our operational flexibility. We also operate in some areas of the world without licenses, as permitted through relationships with locally-licensed partners.

We are subject to numerous requirements and interpretations under various federal, state and local laws, rules and regulations, which are often quite detailed and occasionally in conflict with each other. Accordingly, we cannot ensure that we will always be considered to be in compliance with all these requirements at any single point in time (as discussed further elsewhere herein). Our inability or failure to comply with the telecommunications and other laws of one or more countries in which we operate could prevent us from commencing or continuing to provide service therein.

The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative. Even if we are ultimately found to have complied with applicable regulations, such actions or inquiries could create adverse publicity that negatively impacts our business.

Regulation of the telecommunications industry continues to change, and the regulatory environment varies substantially from jurisdiction to jurisdiction. A substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. In addition, from time to time carriers or other third parties refuse to pay for certain of our services, or challenge our rights to receive certain service payments. Our future revenue, costs, and capital investment could be adversely affected by material changes to or decisions regarding the applicability of government requirements, and we cannot assure you that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations.

Changes in the composition and leadership of the FCC, state commissions and other agencies that regulate our business could have significant impacts on our revenue, expenses, competitive position and prospects. Changes in the composition and leadership of these agencies are often difficult to predict, and make future planning more difficult.

Risks associated with changes in regulation. Changes in regulation can have a material impact on our business, revenue or financial performance. Changes over the past couple of decades in federal regulations have substantially impacted our operations, including recent orders or laws overhauling intercarrier compensation, revamping universal service funding, and increasing our responsibilities to assist various governmental agencies and safeguard customer data. These changes, coupled with our participation in the new FCC support programs, have significantly impacted various aspects of our operations, financial results and capital expenditures, including the amount of revenue we collect from our wholesale customers and from federal support programs. We expect these impacts will continue in the future. For more information, see "Business—Regulation" in Item 1 of this report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

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

Risks of higher costs. Regulations continue to create significant operating and capital costs for us. Regulatory challenges to our business practices or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect our operations.

Our business also may be impacted by legislation and regulation imposing new or greater obligations related to regulations or laws related to regulating broadband services, storing records, fighting crime, bolstering homeland security or cyber security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, restricting data collection, protecting intellectual property rights of third parties, or addressing other issues that impact our business. We expect our compliance costs to increase if future laws or regulations continue to increase our obligations.

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

Risks of reduced flexibility. As a diversified full service incumbent local exchange carrier in many of our operating markets, we have traditionally been subject to significant regulation that does not apply to many of our competitors. This regulation in many instances restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions. In particular, cable television companies in recent years have been able to exploit differences in regulatory oversight, which we believe has helped them to develop service offerings competitive with ours. As our business becomes increasingly competitive, regulatory disparities could continue to favor our competitors.

Risks posed by other regulations. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. In connection with our current operations, we use, handle and dispose of various hazardous and non-hazardous substances and wastes. In prior decades, certain of our current or former subsidiaries owned or operated, or are alleged to have owned or operated, former manufacturing businesses, for which we have been notified of certain potential environmental liabilities. We monitor our compliance with applicable regulations or commitments governing these current and past activities. Although we believe that we are in compliance with these regulations in all material respects, our use, handling and disposal of environmentally sensitive materials, or the prior operations of our predecessors, could expose us to claims or actions that could potentially have a material adverse effect on our business, financial condition and operating results.

Our participation in the FCC's Connect America Fund ("CAF") Phase 2 support program poses certain risks.

Our participation in the FCC's CAF II support program subjects us to certain financial risks. If we fail to attain certain specified infrastructure buildout requirements, the FCC could withhold future CAF support payments until these shortcomings are rectified. In addition, if we are not in compliance with FCC measures by the end of the CAF II program, we would incur substantial penalties. To comply with the FCC's buildout requirements, we believe we will need to dedicate a substantial portion of our future capital expenditure budget to the construction of new infrastructure. The CAF-related expenditures could reduce the amount of funds we are willing or able to allocate to other initiatives or projects. In addition, if the FCC decides not to renew or extend the current CAF II program, or initiate a replacement program, these support payments could end at the termination of the program.

Regulation of the Internet could limit our ability to operate our broadband business profitably and to manage our broadband facilities efficiently.

Since the creation of the Internet, there has been extensive debate about whether and how to regulate Internet service providers. A significant number of congressional leaders, state elected officials and various consumer interest groups have long advocated in favor of extensive regulation. In 2015, the FCC adopted new regulations that regulated broadband services as a public utility under Title II of the Communications Act of 1934. Although the FCC voted to repeal most of those regulations in December 2017, opponents of the rescission have judicially challenged this action and continue to advocate in favor of re-instituting extensive regulation. Depending on the scope of any such future federal or state regulations, the imposition of heightened regulation of our Internet operations could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. As the significance of the Internet expands, state, local or foreign governments may adopt new laws or regulations, or apply existing laws and regulations to the Internet. We cannot predict the outcome of any such changes.

We may be liable for the material that content providers or distributors distribute over our network.

The liability of private network operators for information stored or transmitted on their networks is impacted both by changing technology and evolving legal principles that remain unsettled in many jurisdictions. While we disclaim any liability for third-party content in our service contracts, as a private network provider we could be exposed to legal claims relating to third party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. Although we believe our liability for these types of claims is limited, suits against other carriers have been successful and we cannot assure you that our defenses will prevail. If we decide to implement additional measures to reduce our exposure to these risks, or if we are required to defend ourselves against these kinds of claims, our operations and financial results could be negatively affected.

Any adverse outcome in any material litigation of CenturyLink or its affiliates could have a material adverse impact on our financial condition and operating results, the trading price of our securities and our ability to access the capital markets.

There are several material proceedings pending against CenturyLink and its affiliates, as described in Note 17—Commitments and Contingencies to the consolidated financial statements included in Item 8 of Part II of CenturyLink's annual report on Form 10-K for the year ended December 31, 2018, and certain material proceedings pending against us, as described in Note 15—Commitments, Contingencies and Other Items in Item 8 of this report. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. For each of these reasons, any of the proceedings described in Note 15—Commitments, Contingencies and Other Items in Item 8 of this report, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the trading price of our securities and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on us.

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

Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of December 31, 2018, the aggregate principal amount of our consolidated long-term debt, excluding unamortized premiums and discounts, unamortized debt issuance costs and capital lease and other obligations, was $6.056 billion (excluding our note payable - affiliate of $1.008 billion), which was included in CenturyLink's consolidated long-term debt of $35.6 billion as of that date. As of the date of this report, $4.3 billion aggregate principal amount of CenturyLink's consolidated debt securities (which includes $950 million of our debt securities) is scheduled to mature prior to December 31, 2021. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of CenturyLink, the credit markets or the economy generally.

Our significant levels of debt can adversely affect us in several other respects, including:

•
limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, refinancings or other general corporate purposes, particularly if, as discussed further in the risk factor disclosure below, (i) the ratings assigned to our debt securities by nationally recognized credit rating organizations are revised downward or (ii) we seek capital during periods of turbulent or unsettled market conditions;

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

•
increasing the risk that third parties will be unwilling or unable to engage in limiting or precluding us from entering into commercial, hedging or other financial arrangements with vendors, customers or other business partners;

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

A portion of our indebtedness bears interest at variable rates. If market interest rates increase, our variable-rate debt will have higher debt service requirements, which could adversely impact our cash flows and financial condition.

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

We have a significant amount of indebtedness that we intend to refinance over the next several years, principally through the issuance of debt. We may also need to obtain additional financing under a variety of other circumstances, including if:

•	revenue and cash provided by operations decline;

•	economic conditions weaken, competitive pressures increase or regulatory requirements change;

•	we undertake substantial capital projects or other initiatives that increase our cash requirements;

•	our payments of federal income taxes increase faster or in greater amounts than currently anticipated; or

•
we become subject to significant judgments or settlements, including in connection with one or more of the matters discussed in Note 15—Commitments, Contingencies and Other Items to our consolidated financial statements included elsewhere in this report.

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

If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional debt securities, cutting or delaying costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms, or at all. For these and other reasons, we cannot assure you that we could implement these steps in a sufficient or timely manner, or at all. Moreover, any steps taken to strengthen our liquidity, such as cutting costs, could adversely impact our business or operations.

Our various debt agreements include restrictions and covenants that could (i) limit our ability to conduct operations or borrow additional funds (ii) restrict out ability to engage in inter-company transactions and (iii) lead to the acceleration of our repayment obligations in certain instances.

We have borrowed substantial amounts of money from financial institutions or investors. Under the associated debt and financing arrangements, we are subject to various covenants and restrictions.

Our debt arrangements contain several significant limitations restricting our ability to, among other things:

•	issue guarantees;

•	pay dividends or other distributions to shareholders;

•	make loans, advances or other investments;

•	create liens on assets;

•	sell assets;

•	enter into transactions with affiliates; and

•	engage in mergers or consolidations.

These above-listed restrictive covenants could materially adversely affect our ability to operate or expand our business, to pursue strategic transactions, or to otherwise pursue our plans and strategies.

Our term loan requires us to maintain certain financial ratios. Our ability to comply with these provisions may be affected by events beyond our control.

Increasingly in recent years, certain debt investors have sought to financially benefit themselves by identifying and seeking to enforce defaults under borrowers' debt agreements. This development could increase the risk of claims made under our debt agreements.

Our failure to comply with the covenants and restrictions could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As noted elsewhere herein, we cannot assure you that we could adequately address any such defaults, cross-defaults or acceleration of our debt payment obligations in a sufficient or timely manner, or at all. For additional information, see Risk Factor—“We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all" and Note 4—Long-Term Debt and Revolving Promissory Note.

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

Our business requires us to incur substantial capital and operating expenses, which reduces our available free cash flow.

Our business is capital intensive. We expect to continue to require significant cash to maintain and expand our network to remain competitive.

We expect to invest additional capital to expand and enhance our network infrastructure as a result of several factors, including:

•	changes in customers' service requirements, including increased demands by customers to transmit larger amounts of data at faster speeds;

•	technological advances of our competitors;

•	the development and launch of new services; or

•	our regulatory commitments, including infrastructure construction requirements arising out of our participation in the FCC's CAF II program, which are discussed further herein.

We may be unable to expand or adapt our network infrastructure to respond to these developments in a timely manner, at a commercially reasonable cost or on terms producing satisfactory returns on our investment.

In addition to investing in expanded networks, new products or new technologies, we must from time to time invest capital to (i) replace some of our aging equipment that supports many of our services that are experiencing revenue declines or (ii) convert older systems to simplify and modernize our network. While we believe that our currently planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.

Similarly, we continue to anticipate incurring substantial operating expenses to support our incumbent services and growth initiatives. We may be unable to sufficiently manage or reduce these costs, even if revenue in some of our lines of business are decreasing. If so, our operating margins will be adversely impacted. For additional information, see Note 4—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements included in Item 8 of Part II of this report.

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

The funded status of CenturyLink's qualified pension plan is the difference between the value of the plan's assets and the benefit obligation. The accounting unfunded status of CenturyLink's qualified pension plan was $1.6 billion as of December 31, 2018. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in CenturyLink's benefit obligation or a significant decrease in the value of the plan's assets. These adverse changes could require CenturyLink to contribute a material amount of cash to its pension plan or could accelerate the timing of required cash payments. The amounts contributed by us through CenturyLink are not segregated or restricted and may be used to provide benefits to employees of CenturyLink's other subsidiaries. Based on current laws and circumstances, CenturyLink does not expect it will be required to make a contribution to its plan in 2019. The actual amount of required contributions to its plan in 2019 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on CenturyLink's liquidity by reducing their cash flows, which in turn could affect our liquidity.

Other Risks

We regularly transfer our cash for centralized management by CenturyLink, which exposes us to certain risks.

Under our cash management arrangement with CenturyLink, we regularly transfer the majority of our cash balance for centralized management by CenturyLink, which we recognize on our consolidated balance sheets as advances to affiliates. Although these advances are periodically repaid to fund our cash requirements throughout the year, at any given point in time we may be owed a substantial sum under this arrangement. Accordingly, developments that adversely impact CenturyLink could adversely impact our ability to collect these advances.

Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business.

Future terrorist attacks or armed conflicts may directly affect our physical facilities or those of our customers. These events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. Any of these occurrences could materially adversely affect our business.

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies or forward-looking statements, our consolidated financial statements and related disclosures could be materially affected.

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes including the judgments, assumptions and estimates applied pursuant to our critical accounting policies, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of this report. If future events or assumptions differ significantly from the judgments, assumptions and estimates applied in connection with preparing our historical financial statements, our future financial statements could be materially impacted.

While frequently presented with numeric specificity, the forward-looking statements that we disseminate from time to time is based on numerous variables and assumptions (including, but not limited to, those related to industry performance and competition and general business, economic, market and financial conditions and additional matters specific to our business, as applicable) that are inherently subjective and speculative and are largely beyond our control. As a result, actual results may differ materially from our guidance or other forward-looking statements. Similarly, for a variety of reasons, we may change our intentions, strategies or plans at any time, which could materially alter our actual results from those previously anticipated. For additional information, see “Special Note Regarding Forward-Looking Statements” in Part I of this report.

We identified a material weakness in our internal control over financial reporting as of December 31, 2018, and the occurrence of this or any other future material weakness or significant deficiencies could have a material adverse effect on us.

Our management recently concluded that, as described under the heading Item 9A. Controls and Procedures, we had a material weakness as of December 31, 2018 and therefore as of that date did not maintain effective internal control over financial reporting, which is a requirement of the Securities Exchange Act of 1934. As a result of this assessment, management concluded a material weakness existed related to the ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions. The deficiency arose because we did not conduct an effective risk assessment to identify risks of material misstatement related to the existence and accuracy of revenue transactions.

We plan to execute our plans to remediate the material weaknesses identified above as soon as feasible. However, the remedial measures we take may not be adequate to avoid other control deficiencies in the future. There can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. As a result, it is possible that CenturyLink’s or our current or future financial statements may not comply with generally accepted accounting principles, will contain a material misstatement or will not be available on a timely basis, any of which could cause investors to lose confidence in CenturyLink or us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures, enforcement actions by regulatory authorities, fines, penalties, the delisting of CenturyLink’s or our securities and liabilities arising from litigation.

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

As of December 31, 2018, approximately 51% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, including in the fourth quarter of 2018, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation, financial condition or ability to comply with financial covenants in our debt instruments.

The Tax Cuts and Jobs Act will have a substantial impact on us.

The Tax Cuts and Jobs Act (the "Act") enacted in December 2017 significantly changed U.S. tax law by reducing the U.S. corporate income tax rate and making certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures, interest expense and various other items. The net impact of this Act as applied to date, has been favorable to us. However, the Act is quite complex and the impacts could potentially change as additional regulatory guidance is received from the Internal Revenue Service. As a result, our views on the Act’s ultimate impact on us could change.

Changes in tax laws or tax audits could adversely affect us.

Like all large businesses, CenturyLink is subject to multiple sets of complex and varying tax laws and rules. Legislators and regulators at various levels of government may from time to time change existing tax laws or regulations or enact new laws or regulations. In many cases, the application of existing, newly enacted or amended tax laws may be uncertain and subject to differing interpretations that could negatively impact our operating results or financial condition. We are also subject to frequent and regular audits by a broad range of federal, state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2018	2017
Land	2%	3%
Fiber, conduit and other outside plant(1)	48%	46%
Central office and other network electronics(2)	29%	30%
Support assets(3)	18%	18%
Construction in progress(4)	3%	3%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

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

Our net property, plant and equipment was approximately $8.1 billion and $7.9 billion at December 31, 2018 and 2017, respectively. For additional information, see Note 6—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this report.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings in which we are involved, see Note 15—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," "the Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation and its consolidated subsidiaries, references to "QCII" refer to QSC's direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries and references to "CenturyLink" refer to QCII's direct parent company and our ultimate parent company, CenturyLink, Inc. and its consolidated subsidiaries including Level 3 Parent, LLC, referred to as "Level 3".

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to "Notes" in this Item 7 of Part II refer to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" in Part I of this report for factors relating to these statements and "Risk Factors" in Item 1A of Part I of this report for a discussion of certain risk factors applicable to our business, financial condition, results of operations, liquidity or prospects.

Overview

We are an integrated communications company engaged primarily in providing an array of communications services to our business and residential customers. Our specific products and services are detailed below under the heading "Operations - Products and Services" in Item 1 of Part I of this report.

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
At December 31, 2018, we served 3.1 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies. We no longer report or discuss access lines as a key operating metric given the significant migration in our industry from legacy services to IP-enabled services.
For the reasons noted in Note 12—Products and Services Revenue to our consolidated financial statements in Item 8 of Part II of this report, we have determined that we have one reportable segment.

We categorize our products, services and revenue among the following six categories:

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

•
Regulatory revenue, which consist of Universal Service Fund ("USF") and Connect America Fund ("CAF") support payments and other operating revenue. We receive federal support payments from both federal and state USF programs and from the federal CAF II program. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers; and

•
Affiliate services, we provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services, network support and technical services.

From time to time, we change the categorization of our products and services, and we may make similar changes in the future.

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017(1)	2016
	(Dollars in millions)
Operating revenue	$8,493	8,550	8,910
Operating expenses	5,833	6,237	6,586
Operating income	2,660	2,313	2,324
Other expense, net	501	522	561
Income tax expense	494	134	678
Net income	$1,665	1,657	1,085
_______________________________________________________________________________

(1)
The enactment of the Tax Cuts and Jobs Act in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax benefit of $555 million.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under our six revenue categories:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
IP and Data Services	$616	634	(18)	(3)%
Transport and Infrastructure	2,926	3,006	(80)	(3)%
Voice and Collaboration	1,800	1,980	(180)	(9)%
IT and Managed Services	6	—	6	nm
Regulatory Services	210	211	(1)	—%
Affiliate Services	2,935	2,719	216	8%
Total operating revenue	$8,493	8,550	(57)	(1)%
_______________________________________________________________________________
nm - Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Total operating revenue decreased by $57 million, or 1%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The change in operating revenue was primarily due to declines in voice and collaboration and transport and infrastructure offset by an increase in affiliate services driven by new circuits. The decrease in voice and collaboration was due to a continued decline in revenue services from our local voice services. The reduction in transport and infrastructure revenue services was attributable to private line (including business data services) and broadband.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,767	2,881	(114)	(4)%
Selling, general and administrative	799	925	(126)	(14)%
Operating expenses-affiliates	831	848	(17)	(2)%
Depreciation and amortization	1,436	1,583	(147)	(9)%
Total operating expenses	$5,833	6,237	(404)	(6)%

These expense classifications may not be comparable to those of other companies.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment expenses (such as modem expenses); costs incurred for universal service funds (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); certain legal expenses associated with our operations; and other expenses directly related to our operations.

Cost of services and products (exclusive of depreciation and amortization) decreased by $114 million, or 4%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in our cost of services and products was due to a reduction in salaries and wages resulting from a decrease in headcount and overtime accruals. The decrease was partially offset by increases in USF rates and direct taxes driven by higher city franchise and state gross receipts.

Selling, General and Administrative

Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising expenses; property and other operating taxes and fees; external commissions; legal expenses associated with general matters; bad debt expense; and other selling, general and administrative expenses.

Selling, general and administrative expenses decreased by $126 million, or 14%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to reductions in marketing and advertising expenses, decreases in property and other taxes and reduced bad debt expenses.

Operating Expenses-Affiliates

Since CenturyLink's acquisition of us, we have incurred affiliate expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.

Operating expenses-affiliates decreased by $17 million, or 2%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in operating expenses-affiliates was primarily due to the decline in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide detail of our depreciation and amortization expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Depreciation	$855	912	(57)	(6)%
Amortization	581	671	(90)	(13)%
Total depreciation and amortization	$1,436	1,583	(147)	(9)%

Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $57 million, or 6%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The depreciation expense related to our plant was lower due to full depreciation and retirement of certain plant placed in service prior to 2018 and 2017. The decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service during these respective years.

Amortization expense decreased by $90 million, or 13%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in amortization expense was partially due to the use of accelerated amortization for a portion of our customer relationship assets. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize. In addition, amortization of capitalized software was lower due to software becoming fully amortized faster than new software was acquired or developed.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Interest expense	$(448)	(465)	(17)	(4)%
Interest expense-affiliates	(57)	(63)	(6)	(10)%
Other income (expense), net	4	6	(2)	(33)%
Total other expense, net	$(501)	(522)	(21)	(4)%
Income tax expense	$494	134	360	nm
_______________________________________________________________________________
nm - Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $17 million, or 4%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017 and was attributable to debt redemption of approximately $1.3 billion of senior notes in the third quarter of 2018. See Note 4—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this report and Liquidity and Capital Resources below for additional information about our debt.

Interest Expense-Affiliates, Net

Affiliate interest expense decreased by $6 million, or 10%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in affiliate interest expense was primarily due to a decrease in the weighted average interest rate of 6.710% as of December 31, 2017 compared to 5.860% as of December 31, 2018.

Other Income (Expense), Net

Other income (expense), net reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions and components of net periodic pension and post-retirement benefit costs. Other income (expense), net decreased by $2 million, or 33% for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to the $34 million loss on redemption of notes payable during the third quarter of 2018 partially offset by an increase in intercompany interest income due to the average interest rate for the year increasing to 1.774% in December 31, 2018 compared to 0.806% in December 31, 2017.

Income Tax Expense

Income tax expense for the year ended December 31, 2018, was $494 million, or an effective tax rate of 22.9%, compared to $134 million, or an effective tax rate of 7.5%, for the year ended December 31, 2017. For tax year ended December 31, 2017, the enactment of the Tax Cuts and Jobs Act in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax benefit of $555 million recorded in the fourth quarter of 2017, which was the predominant factor contributing to our lower tax expense of $134 million for 2017. For tax year ended December 31, 2018, our tax rate is primarily driven by the lower federal statutory rate of 21%, as well as a tax benefit of $83 million generated by filing tax accounting method changes that accelerated significant tax deductions. These benefits are partially offset by an increase to our state effective tax rate.

For additional information on income taxes, see Note 11—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) property, plant and equipment; (ii) affiliate transactions and (iii) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, there can be no assurance that actual results will not differ from those estimates.

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

Due to rapid changes in technology and the competitive environment, determining the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation expense by approximately $90 million annually or increased depreciation expense by approximately $120 million annually, respectively.

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

Because of the significance of the services we provide to our affiliates and our other affiliate transactions, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented. See Note 13—Affiliate Transactions to our consolidated financial statements in Item 8 of Part II of this report for additional information.

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

As of December 31, 2018, we had a working capital deficit of $426 million, reflecting current liabilities of $2.3 billion and current assets of $1.8 billion, compared to a working capital deficit of $427 million as of December 31, 2017. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from CenturyLink, (iii) our ability to refinance Qwest Corporation's debt securities at maturity and (iv) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds or access to available funds that they are willing and able to contribute, advance or loan.

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. CenturyLink evaluates capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of CenturyLink's consolidated capital investment is influenced by, among other things, demand for CenturyLink's services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF II infrastructure buildout requirements). For more information on CenturyLink's total capital expenditures, please see its annual and quarterly reports filed with the SEC.

For more information on our capital spending, see "Business" and "Risk Factors" in Items 1 and 1A, respectively, of Part I of this report.

Debt and Other Financing Arrangements

CenturyLink has a revolving credit facility (the "2017 Revolving Credit Facility") maturing in 2022 that as of December 31, 2017 allowed CenturyLink to borrow up to $2 billion, including $400 million of letter of credit capacity, for the general corporate purposes of itself and its subsidiaries. On January 29, 2018, the 2017 Revolving Credit Facility was amended to increase CenturyLink's borrowing capacity thereunder to $2.16 billion. As of December 31, 2018, CenturyLink had $1.618 billion available for future use under the 2017 Revolving Credit Facility. CenturyLink also maintains a separate letter of credit arrangement with a financial institution amounting to $225 million to which we have access.

Subject to market conditions, and to the extent feasible, we expect to continue to issue debt securities, under Qwest Corporation, from time to time in the future to refinance a substantial portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors. We have no debt maturities due in 2019.

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

On February 14, 2019, Standard and Poor's revised its outlook on all credit ratings from negative to stable. As of the date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

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

Term Loan

In 2015, Qwest Corporation entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At both December 31, 2018 and 2017, the outstanding principal balance on this term loan was $100 million.

Revolving Promissory Note

On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance of this new revolving promissory note and the accrued interest thereon shall be due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of December 31, 2018, the weighted average interest rate was 5.86%. As of December 31, 2018 and December 31, 2017, the amended and restated revolving promissory note and the original revolving promissory note, respectively, are reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of December 31, 2018 and December 31, 2017, $30 million and $16 million of accrued interest are reflected in other current liabilities on our consolidated balance sheets, respectively.

Dividends

We periodically pay dividends to our direct parent company. See Note 18—Stockholder's Equity to our consolidated financial statements in Item 8 of Part II of this report.

Future Contractual Obligations

The following table summarizes our estimated future contractual obligations as of December 31, 2018:

	2019	2020	2021	2022	2023	2024 and thereafter	Total
	(Dollars in millions)
Long-term debt (1)(2)	$11	5	951	—	1	5,109	6,077
Interest on long-term debt and capital leases(2)	405	405	405	341	340	8,474	10,370
Note payable-affiliate	1,008	—	—	—	—	—	1,008
Interest on note payable-affiliate	30	—	—	—	—	—	30
Operating leases	35	28	27	23	19	32	164
Right-of-way agreements	19	20	20	20	19	102	200
Purchase commitments(3)	15	6	4	—	—	—	25
Affiliate obligations, net(4)	79	65	61	56	52	512	825
Other	3	3	3	3	2	23	37
Total future contractual obligations(5)	$1,605	532	1,471	443	433	14,252	18,736
_______________________________________________________________________________

(1)	Includes current maturities and capital lease obligations, but excludes unamortized discounts, net and unamortized debt issuance costs and excludes note payable-affiliate.

(2)	Actual principal and interest paid in all years may differ due to future refinancing of outstanding debt or issuance of new debt.

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

(4)
The affiliate obligations, net primarily represents the cumulative allocation of expense attributable to our employees, net of payments, associated with QCII’s pension plans and post-retirement benefit plans prior to the plans being merged into CenturyLink's benefit plans. See additional information on CenturyLink’s employee benefit plans in Note 10—Employee Benefits to the consolidated financial statements in Item 8 of Part II of CenturyLink’s annual report on Form 10-K for the year ended December 31, 2018;

(5)	The table is limited solely to contractual payment obligations and does not include:

•	contingent liabilities;

•	our open purchase orders as of December 31, 2018. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

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

Pension and Post-retirement Benefit Obligations

CenturyLink is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2018, the accounting unfunded status of CenturyLink's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was $1.6 billion and $3.0 billion, respectively. See Note 8—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this report and Note 10—Employee Benefits to the consolidated financial statements in Item 8 of Part II of CenturyLink's annual report on Form 10-K for the year ended December 31, 2018, for additional information about our and CenturyLink's pension and post-retirement benefit arrangements.

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

Benefits paid by CenturyLink's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, CenturyLink does not expect any contributions to be required for their qualified pension plan during 2019. The amount of required contributions to CenturyLink's qualified pension plan in 2020 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. CenturyLink occasionally makes voluntary contributions in addition to required contributions. CenturyLink made voluntary contributions of $500 million and $100 million to the trust for its qualified pension plan in 2018 and 2017, respectively. CenturyLink does not currently expect to make a voluntary contribution to the trust for its qualified pension plan in 2019.

Substantially all of CenturyLink's post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that have been used to help cover the health care costs of certain retirees. As of December 31, 2018, assets in the post-retirement trusts had been substantially depleted and had a fair value of $18 million (a portion of which was comprised of investments with restricted liquidity), which has significantly limited CenturyLink's ability to continue paying benefits from the trusts; however, CenturyLink plans to continue paying certain benefits from the trusts. Benefits not paid through the trusts are expected to be paid directly by CenturyLink with available cash.

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII’s pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the year ended December 31, 2018, we made settlement payments of $87 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2019, we expect to make aggregate settlement payments of $79 million to QCII under the plan.

For 2018 and 2019, CenturyLink's estimated annual long-term rates of return are 6.5% and 4.0% for the pension plan trust assets and post-retirement plans' trust assets, respectively, based on the assets held. However, actual returns could be substantially different.

For additional information, see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources—Adverse changes in the value of assets or obligations associated with CenturyLink's qualified pension plan could negatively impact CenturyLink's liquidity, which may in turn affect our business and liquidity" in Item 1A of Part I of this report.

Connect America Fund

As a result of accepting CAF II support payments, we must meet certain specified infrastructure buildout requirements in 13 states over the next several years. In order to meet these specified infrastructure buildout requirements, we may be obligated to make substantial capital expenditures. See "Capital Expenditures" above.

For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of this report.

Historical Information

The following tables summarize our consolidated cash flow activities:

	Years Ended December 31,		Increase / (Decrease)
	2018	2017
	(Dollars in millions)
Net cash provided by operating activities	$3,791	2,435	1,356
Net cash used in investing activities	(1,153)	(1,436)	(283)
Net cash used in financing activities	(2,634)	(1,003)	1,631

Operating Activities

Net cash provided by operating activities increased by $1.4 billion for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to an increase in net income adjusted for non-cash items, change in other noncurrent assets and liabilities, net, accounts payable and accounts receivable partially offset with a negative variance in the change in accrued income and other taxes and affiliate obligations. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities decreased by $283 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to a decrease in capital expenditures and increased cash flow activity from advances to affiliates.

Financing Activities

Net cash used in financing activities increased by $1.6 billion for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to an increase in dividends paid to affiliate and increase in payments of debt. Qwest Corporation redeemed $1.3 billion of notes payable during the three months ended September 30, 2018 which resulted in a total loss of $34 million. In the future, we may continue to retire debt, which could potentially result in the recognition of additional losses. These redemptions and repurchases were funded by cash payments and borrowings under CenturyLink's revolving credit facility.

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

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax liabilities at December 31, 2017 and recognized a tax benefit of $555 million in our consolidated statement of operations for the year ended December 31, 2017. Upon completion of our re-measurement during 2018 there was no material change to the provisional amount recorded in 2017.

For a more detailed description of the Act and its impact on us, please see Note 11—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report.

CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of December 31, 2018.

Market Risk

As of December 31, 2018, we are exposed to market risk from changes in interest rates on our variable rate term loan and amended and restated revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of December 31, 2018, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of December 31, 2018, we did not hold or issue derivative financial instruments for trading or speculative purposes.

At December 31, 2018, we had approximately $5.956 billion (excluding capital lease and other obligations) of long-term debt outstanding which bears interest at fixed rates and is therefore not exposed to interest rate risk. At December 31, 2018, we had $100 million floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $1 million. At December 31, 2018, we had approximately $1.008 billion in debt, which was owed to an affiliate of our ultimate parent, CenturyLink. The note payable-affiliate bears interest at a variable rate, which is based on a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period and therefore is exposed to potential interest rate risk.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2018.

Off-Balance Sheet Arrangements

As of the date of this report, we have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report, or in the Future Contractual Obligations table included in this Item 7 of Part II above, or (iii) discussed under the heading "Market Risk" above.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, cash flows, and stockholder’s equity for each of the years in the three year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.
Accordingly, we express no such opinion.

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

Shreveport, Louisiana
March 21, 2019

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$5,558	5,831	6,247
Operating revenue - affiliates	2,935	2,719	2,663
Total operating revenue	8,493	8,550	8,910
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,767	2,881	2,934
Selling, general and administrative	799	925	1,020
Operating expenses - affiliates	831	848	941
Depreciation and amortization	1,436	1,583	1,691
Total operating expenses	5,833	6,237	6,586
OPERATING INCOME	2,660	2,313	2,324
OTHER (EXPENSE) INCOME
Interest expense	(448)	(465)	(478)
Interest expense - affiliates, net	(57)	(63)	(59)
Other income (expense), net	4	6	(24)
Total other expense, net	(501)	(522)	(561)
INCOME BEFORE INCOME TAX EXPENSE	2,159	1,791	1,763
Income tax expense	494	134	678
NET INCOME	$1,665	1,657	1,085
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5	1
Accounts receivable, less allowance of $41 and $47	546	646
Advances to affiliates	1,148	1,024
Other	147	98
Total current assets	1,846	1,769
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	15,028	14,316
Accumulated depreciation	(6,951)	(6,392)
Net property, plant and equipment	8,077	7,924
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Customer relationships, net	893	1,362
Other intangible assets, net	311	379
Other, net	96	75
Total goodwill and other assets	10,660	11,176
TOTAL ASSETS	$20,583	20,869
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$11	17
Accounts payable	441	317
Note payable - affiliate	1,008	965
Accrued expenses and other liabilities
Salaries and benefits	251	238
Income and other taxes	140	174
Interest	55	77
Other	75	61
Current affiliate obligations, net	79	82
Advance billings and customer deposits	212	265
Total current liabilities	2,272	2,196
LONG-TERM DEBT	5,948	7,264
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	91	128
Deferred income taxes, net	1,098	1,001
Affiliate obligations, net	759	861
Other	547	82
Total deferred credits and other liabilities	2,495	2,072
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(182)	(713)
Total stockholder's equity	9,868	9,337
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$20,583	20,869
See accompanying notes to consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,665	1,657	1,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,436	1,583	1,691
Deferred income taxes	48	(773)	(123)
Provision for uncollectible accounts	60	74	80
Net long-term debt issuance costs and premium amortization	1	(2)	(12)
Accrued interest on affiliate note	43	51	59
Net loss on early retirement of debt	30	5	27
Impairment of asset	—	1	11
Changes in current assets and liabilities:
Accounts receivable	40	(20)	(92)
Accounts payable	69	(44)	5
Accrued income and other taxes	(34)	(1)	(14)
Other current assets and liabilities, net	40	(36)	47
Other current assets and liabilities - affiliates	8	11	—
Changes in other noncurrent assets and liabilities, net	473	17	1
Changes in affiliate obligations, net	(105)	(88)	(117)
Other, net	17	—	4
Net cash provided by operating activities	3,791	2,435	2,652
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,040)	(1,328)	(1,259)
Changes in advances to affiliates	(119)	(152)	(84)
Proceeds from sale of property	6	49	9
Cash paid for acquisition	—	(5)	—
Net cash used in investing activities	(1,153)	(1,436)	(1,334)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	638	1,173
Payments of long-term debt	(1,359)	(641)	(1,189)
Dividends paid to Qwest Services Corporation	(1,275)	(1,000)	(1,300)
Net cash used in financing activities	(2,634)	(1,003)	(1,316)
Net increase (decrease) in cash, cash equivalents and restricted cash	4	(4)	2
Cash, cash equivalents and restricted cash at beginning of period	3	7	5
Cash, cash equivalents and restricted cash at end of period	$7	3	7

Supplemental cash flow information:
Income taxes refunded (paid), net	$8	(907)	(801)
Interest paid (net of capitalized interest of $24, $32 and $19)	$(466)	(467)	(488)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5	1	5
Restricted cash - noncurrent	2	2	2
Total	$7	3	7
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(713)	(1,358)	(1,143)
Net income	1,665	1,657	1,085
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of ($49), $—, and $— taxes	141	—	—
Dividends declared to Qwest Services Corporation	(1,275)	(1,000)	(1,300)
Dividend of equity interest in limited liability company to Qwest Services Corporation	—	(12)	—
Balance at end of period	(182)	(713)	(1,358)
TOTAL STOCKHOLDER'S EQUITY	$9,868	9,337	8,692
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

(1)	Background and Summary of Significant Accounting Policies

General

We are an integrated communications company engaged primarily in providing a broad array of communications services to our business and residential customers. Our specific products and services are detailed under the heading "Operations - Products and Services" in Item 1 of Part I of this report.

We generate the majority of our total consolidated operating revenue from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

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

We reclassified certain prior period amounts to conform to the current period presentation. See Note 12—Products and Services Revenue for additional information. These changes had no impact on total operating revenue, total operating expenses or net income for any period presented.

Summary of Significant Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for specific items and matters, including, but not limited to, revenue recognition, revenue reserves, network access costs, network access cost dispute reserves, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, rates used for affiliate cost allocations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, taxes, certain liabilities and other provisions and contingencies, are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can materially affect the reported amounts of assets, liabilities and components of stockholder's equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our other consolidated financial statements. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 11—Income Taxes and Note 15—Commitments, Contingencies and Other Items for additional information.

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

Revenue Recognition

We earn most of our consolidated revenue from contracts with customers, primarily through the provision of telecommunications and other services. Revenue from contracts with customers is accounted for under Accounting Standards Codification ("ASC") 606. We also earn revenue from leasing arrangements and governmental subsidy payments, neither of which are accounted for under ASC 606.

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. Revenue is recognized based on the following five-step model:

•	Identification of the contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, we satisfy a performance obligation.

We provide an array of communications services to residential and business customers, including local voice, VPN, Ethernet, data, broadband, private line (including special access), network access, transport, voice, information technology, video and other ancillary services. We provide these services to a wide range of businesses, including global/international, enterprise, wholesale, government, small and medium business customers. Certain contracts also include the sale of equipment, which is not significant to our business.

We recognize revenue for services when we provide the applicable service or when control is transferred. Recognition of certain payments received in advance of services being provided is deferred. These advance payments include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which ranges from one year to seven years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

For access services, we generally bill fixed monthly charges one month in advance to customers and recognize revenue as service is provided over the contract term in alignment with the customer's receipt of service. For usage and other ancillary services, we generally bill in arrears and recognize revenue as usage or delivery occurs.

In certain cases, customers may be permitted to modify their contracts. We evaluate the change in scope or price to identify whether the modification should be treated as a separate contract, whether the modification is a termination of the existing contract and creation of a new contract, or if it is a change to the existing contract.

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

We periodically sell optical capacity on our network. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 10 to 20 years. In most cases, we account for the cash consideration received on transfers of optical capacity as ASC 606 revenue which we recognize ratably over the term of the agreement. Cash consideration received on transfers of dark fiber is adjusted for the time value of money and is accounted for as non-ASC 606 lease revenue, which we also recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other non-owned optical capacity assets.

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

We have service level commitments pursuant to contracts with certain of our customers. To the extent that such service levels are not achieved or are otherwise disputed due to performance or service issues or other service interruptions or conditions, we will estimate the amount of credits to be issued and record a corresponding reduction to revenue in the period that the service level commitment was not met.

Customer payments are made based on billing schedules included in our customer contracts, which is typically on a monthly basis.

We defer (i.e. capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average customer life. Our deferred contract costs for our customers have average amortization periods of approximately 30 months for consumer and up to 49 months for business. These deferred costs are monitored every period to reflect any significant change in assumptions.

See Note 3—Revenue Recognition for additional information.

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

We recognize intercompany charges at the amounts billed to us by our affiliates and we recognize intercompany revenue for services we bill to our affiliates. Regulatory rules require certain revenue and expenses to be recorded at market price or fully distributed cost. Our compliance with regulations is subject to review by regulators. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known.

CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, an affiliate provides lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is transferred on a daily basis for centralized management by CenturyLink and most affiliate transactions are deemed to be settled at the time the transactions are recorded in our accounting records, with the resulting net balance at the end of each period reflected as advances to affiliates on the accompanying consolidated balance sheets. From time to time we declare and pay dividends to our parent, QSC, which are settled through the advances to affiliates, which has the net effect of reducing the amount of these advances. Dividends declared are reflected on our consolidated statements of stockholder's equity and the consolidated statements of cash flows reflects the changes in advances to affiliates as investing activities and changes in advances from affiliates as financing activities. Interest is assessed on the advances to/from affiliates on either the three-month U.S T-bill rate (for advances to affiliates) or CenturyLink’s weighted average borrowing rate (for advances from affiliates).

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII’s pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2018 and 2017, we made settlement payments of $87 million for both periods to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.

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

Advertising Costs

Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $58 million, $139 million and $91 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Restricted Cash and Securities

Restricted cash and securities consists primarily of cash and investments that serve to collateralize certain performance and operating obligations. Restricted cash and securities are recorded as current and non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted securities are stated at cost which approximates fair value as of December 31, 2018 and 2017.

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

We review long-lived tangible assets for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For assessment purposes, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, absent a material change in operations. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its estimated fair value. Recoverability of the asset group to be held and used is assessed by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, we recognize an impairment charge for the amount by which the carrying amount of the asset group exceeds its estimated fair value.

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

We are required to assess goodwill for impairment at least annually, or more frequently, if an event occurs or circumstances change that would indicate an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the carrying amount of the reporting unit equity exceeds the estimated fair value of the equity of the reporting unit limited to the goodwill balance. The impairment assessment is performed annually at the reporting unit level. We have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment. See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

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

For further information on qualified pension, post-retirement and other post-employment benefit plans, see CenturyLink's annual report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Pronouncements

In 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” and ASU 2017-04, "Simplifying the Test for Goodwill Impairment".

Each of these is described further below.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2014-09 which replaces virtually all existing generally accepted accounting principles on revenue recognition with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs.

We adopted the new revenue recognition standard on January 1, 2018 using the modified retrospective transition method applying the rules to all open contracts existing as of January 1, 2018. During the year ended December 31, 2018, we recorded a cumulative catch-up adjustment that increased our retained earnings by $141 million, net of $49 million of income taxes.

See Note 3—Revenue Recognition for additional information.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). ASU 2016-16 eliminates the current prohibition on the recognition of the income tax effects on the transfer of assets among our subsidiaries. After adoption of ASU 2016-16, the income tax effects associated with these asset transfers, except for the transfer of inventory, will be recognized in the period the asset is transferred versus the current deferral and recognition upon either the sale of the asset to a third party or over the remaining useful life of the asset. We adopted ASU 2016-16 on January 1, 2018. The adoption of ASU 2016-16 did not have a material impact to our consolidated financial statements.

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the impairment testing for goodwill by changing the measurement for goodwill impairment. Under current rules, we are required to compute the fair value of goodwill to measure the impairment amount if the carrying value of a reporting unit exceeds its fair value. Under ASU 2017-04, the goodwill impairment charge will equal the excess of the reporting unit carrying value above fair value, limited to the amount of goodwill assigned to the reporting unit.

We elected to early adopt the provisions of ASU 2017-04 as of October 1, 2018.

Recently Issued Accounting Pronouncements

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

We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020, but could elect to early adopt the provisions as of January 1, 2019. We expect to adopt ASU 2016-13 on January 1, 2020 and recognize the impacts through a cumulative adjustment to retained earnings as of the date of adoption.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), and associated ASUs related to ASU 842, Leases, which require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For leases where we are a lessee, the presentation and measurement of the assets and liabilities will depend on each lease’s classification as either a finance or operating lease. For leases where we are a lessor, the accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (ASC 606). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

We have a cross-functional team in place to evaluate and implement the new guidance and we have substantially completed the implementation of third-party software solutions to facilitate compliance with accounting and reporting requirements. The team continues to review existing lease arrangements and has collected and loaded a significant portion of our lease portfolio into the software. We continue to enhance accounting systems and update business processes and controls related to the new guidance for leases. Collectively, these activities are expected to facilitate our ability to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019.

ASU 2016-02 requires a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial adoption. An entity may choose to use either (1) the effective date or (2) the beginning of the earliest comparative period presented in the financial statements at the date of initial application. We will apply the transition requirements at the January 1, 2019 effective date by showing a cumulative effect adjustment in the first quarter of 2019, rather than restating any prior periods. In addition, we will elect the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, we will exclude short-term leases (term of 12 months or less) from the balance sheet presentation and will account for non-lease and lease components in a contract as a single lease component for most asset classes.

We are in the process of completing our adoption of ASU 2016-02, including reviewing our lease portfolio, completing the implementation and testing of the third-party software solution and exercising internal controls over adoption and implementation of ASU 2016-02. Therefore, the estimated impact on our consolidated balance sheet cannot currently be determined. However, we expect the adoption of ASU 2016-02 will have a material impact on our consolidated balance sheet through the recognition of right of use assets and lease liabilities for our operating leases. The impact to our consolidated statements of operations and consolidated statements of cash flows is not expected to be material. We believe the new standard will have no impact on our debt covenant compliance under our current agreements.

(2)	Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2018	2017
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $4,806 and $4,337	$893	1,362
Other intangible assets subject to amortization:
Capitalized software, less accumulated amortization of $1,712 and $1,619	$311	379

As of December 31, 2018, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.082 billion.

Total amortization expense for intangible assets was as follows:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Amortization expense for intangible assets	$581	671	767

We estimate that total amortization expense for intangible assets for the years ending December 31, 2019 through 2023 will be as follows:

(Dollars in millions)
Year ending December 31,
2019	$517
2020	453
2021	143
2022	39
2023	27

We annually review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our annual reviews.

Substantially, all of our goodwill was derived from CenturyLink's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We assess our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write-down the value of goodwill in periods in which the carrying value of equity exceeds the estimated fair value of equity, limited to the amount of goodwill. Our annual impairment assessment date for goodwill is October 31, at which date we assessed goodwill at our reporting units. In reviewing the criteria for reporting units, we have determined that we are one reporting unit.

We compare our estimated fair value of equity to our carrying value of equity. If the estimated fair value of our equity is greater than the carrying value of our equity, we conclude that no impairment exists. If the estimated fair value of our equity is less than our carrying value of our equity, a second calculation is required in which the fair value of goodwill is compared to our carrying value of goodwill. If the fair value of goodwill is less than our carrying value of goodwill, goodwill must be written down to the fair value.

At October 31, 2018, we estimated the fair value of our equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period. Based on our assessment performed with respect to our reporting unit as described above, we concluded that our goodwill was not impaired as of that date. As of October 31, 2017, based on our assessments performed, we concluded that our goodwill was not impaired as of that date.

(3)	Revenue Recognition

Comparative Results

The following tables present our reported results under ASC 606 and a reconciliation to results using the historical accounting method:

	Year Ended December 31, 2018
	Reported Balances	Impact of ASC 606	ASC 605 Historical Adjusted Amount
	(Dollars in millions)
Operating revenue	$8,493	6	8,499
Cost of services and products (exclusive of depreciation and amortization)	2,767	17	2,784
Selling, general and administrative	799	—	799
Income tax expense	494	(3)	491
Net income	1,665	(8)	1,657

The following table presents a reconciliation of certain consolidated balance sheet captions under ASC 606 to the balance sheet results using the historical accounting method:

	As of December 31, 2018
	Reported Balances	Impact of ASC 606	ASC 605 Historical Adjusted Balances
	(Dollars in millions)
Other current assets	$147	(119)	28
Other long-term assets, net	96	(54)	42
Deferred revenue	303	(13)	290
Deferred income taxes, net	1,098	(53)	1,045
Other long-term liabilities	547	42	589
Accumulated deficit	(182)	(149)	(331)

Disaggregated Revenue by Service Offering

The following tables provide disaggregation of revenue from contracts with customers based on service offerings for the year ended December 31, 2018. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards.

	Year Ended December 31, 2018
	Total Revenue	Adjustments for Non-ASC 606 Revenue (7)	Total Revenue from Contracts with Customers
	(Dollars in millions)
IP and data services (1)	$616	—	616
Transport and infrastructure (2)	2,926	(321)	2,605
Voice and collaboration (3)	1,800	—	1,800
IT and managed services (4)	6	—	6
Regulatory revenue (5)	210	(210)	—
Affiliate revenue (6)	2,935	—	2,935
Total revenue	$8,493	(531)	7,962

Timing of revenue
Goods and services transferred at a point in time			$69
Services performed over time			7,893
Total revenue from contracts with customers			$7,962

(1)	Includes primarily VPN data networks, Ethernet, IP and other ancillary services
(2)	Includes primarily broadband, private line (including business data services) and other ancillary services.
(3)	Includes local voice, including wholesale voice, and other ancillary services.
(4)	Includes IT services and managed services revenue.
(5)	Includes CAF II and federal and state USF support revenue.
(6)	Includes telecommunications and data services we bill to our affiliates.
(7)	Includes regulatory revenue, lease revenue, sublease rental income, which are not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of December 31, 2018 and January 1, 2018:

	December 31, 2018	January 1, 2018
	(Dollars in millions)
Customer receivables (1)	$518	631
Contract liabilities	207	238
Contract assets	64	68

(1)	Gross customer receivables of $554 million and $669 million, net of allowance for doubtful accounts of $36 million and $38 million, at December 31, 2018 and January 1, 2018, respectively.
Contract liabilities are consideration we have received from our customers or billed in advance of providing goods and services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to seven years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheet.

The following table provides information about revenue recognized for the year ended December 31, 2018:

(Dollars in millions)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period (January 1, 2018)	$42
Performance obligations satisfied during 2018	—

Performance Obligations

As of December 31, 2018, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $191 million. We expect to recognize approximately 100% of this revenue through 2021, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Year Ended December 31, 2018
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$91	61
Costs incurred	62	27
Amortization	(63)	(31)
End of period balance	$90	57

Acquisition costs include commissions paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of 30 months for consumer customers and up to 49 months for business customers and amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statement of operations. The amount of acquisition costs included in these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(4)	Long-Term Debt and Revolving Promissory Note

Long-term debt, including unamortized premiums and discounts, unamortized debt issuance costs and note payable-affiliate, were as follows:

			As of December 31,
	Interest Rates	Maturities	2018	2017
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2021 - 2057	$5,956	7,294
Term loan	4.530%	2025	100	100
Capital lease and other obligations	Various	Various	21	36
Unamortized (discounts) premiums, net			(1)	1
Unamortized debt issuance costs			(117)	(150)
Total long-term debt			5,959	7,281
Less current maturities			(11)	(17)
Long-term debt, excluding current maturities			$5,948	7,264
Note payable-affiliate	5.860%	2022	$1,008	965

New Issuances

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

Repayments

During 2018, we retired approximately $1.3 billion in debt securities including approximately $164 million of Qwest Corporation 7.5% Notes due 2051, $925 million of Qwest Corporation 7.0% Notes due 2052, and $250 million of Qwest Corporation 7.25% Notes due 2035 and we recognized a loss of $34 million.

During 2017, Qwest Corporation redeemed $125 million aggregate principal amount of the remaining $288 million of its 7.5% Notes due 2051 and, $500 million of its 6.5% Notes due 2017, which resulted in an immaterial loss.

Term Loan

In 2015, Qwest Corporation entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the applicable London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on Qwest Corporation's then current senior unsecured long-term debt rating. At both December 31, 2018 and 2017, the outstanding principal balance on this term loan was $100 million.

Aggregate Maturities of Long-Term Debt

Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized premiums and discounts and unamortized debt issuance costs and excluding note payable-affiliate) maturing during the following years:

(Dollars in millions)(1)
2019	$11
2020	5
2021	951
2022	—
2023	1
2024 and thereafter	5,109
Total long-term debt	$6,077
_______________________________________________________________________________
(1) Actual principal paid in any year may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.

Revolving Promissory Note

On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance of this new revolving promissory note and the accrued interest thereon shall be due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of December 31, 2018, the amended and restated revolving promissory note had an outstanding balance of $1.008 billion and bore interest at a weighted-average interest rate of 5.860%. As of December 31, 2018 and 2017, the amended and restated revolving promissory note and the original revolving promissory note, respectively, are reflected on our consolidated balance sheets as a current liability under “Note payable-affiliate”. In accordance with the terms of the amended and restated revolving promissory note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is to be capitalized on such date and is to begin accruing interest. Through December 31, 2018, $43 million of such interest has been capitalized. As of December 31, 2018, $30 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest and interest expense-affiliates, net:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Interest expense:
Gross interest expense	$472	497	497
Capitalized interest	(24)	(32)	(19)
Total interest expense	$448	465	478
Interest expense-affiliates, net	$57	63	59

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

Compliance

At December 31, 2018 and 2017, we believe we were in compliance with the financial covenants contained in our debt agreements in all material respects.

(5)	Accounts Receivable
The following table presents details of our accounts receivable balances:

	As of December 31,
	2018	2017
	(Dollars in millions)
Trade and purchased receivables	$491	591
Earned and unbilled receivables	92	99
Other	4	3
Total accounts receivable	587	693
Less: allowance for doubtful accounts	(41)	(47)
Accounts receivable, less allowance	$546	646
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

The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2018	$47	60	(66)	41
2017	$53	74	(80)	47
2016	$47	80	(74)	53

(6)	Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2018	2017
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$332	333
Fiber, conduit and other outside plant(1)	15-45 years	7,171	6,639
Central office and other network electronics(2)	7-10 years	4,361	4,250
Support assets(3)	5-30 years	2,656	2,620
Construction in progress(4)	N/A	508	474
Gross property, plant and equipment		15,028	14,316
Accumulated depreciation		(6,951)	(6,392)
Net property, plant and equipment		$8,077	7,924
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

We recorded depreciation expense of $855 million, $912 million and $924 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(7)	Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workload demands due to the loss of customers purchasing certain services.

We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.

Changes in our accrued liability for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2016	$52
Accrued to expense	14
Payments, net	(58)
Balance at December 31, 2017	8
Accrued to expense	85
Payments, net	(60)
Balance at December 31, 2018	$33

(8)	Employee Benefits

Pension and Post-Retirement Benefits

QCII's post-retirement benefit plans were merged into CenturyLink's post-retirement benefit plans on January 1, 2012 and on December 31, 2014, QCII's qualified pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which was renamed the CenturyLink Combined Pension Plan. Prior to the plan mergers, a substantial portion of our active and retired employees participated in QCII's pension and post-retirement plans. Based on current laws and circumstances, (i) CenturyLink was not required to make a cash contribution to the CenturyLink Combined Pension Plan in 2018 and (ii) CenturyLink does not expect it will be required to make a contribution in 2019. The amount of required contributions to the CenturyLink Combined Pension Plan in 2019 and beyond will depend on earnings on plan investments, prevailing discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. CenturyLink occasionally makes voluntary contributions in addition to required contributions, and CenturyLink made such voluntary cash contributions of $500 million and $100 million to the CenturyLink Combined Pension Plan during 2018 and 2017, respectively. CenturyLink does not currently expect to make a voluntary contribution to the trust for our qualified pension plan in 2019.

The unfunded status of CenturyLink's qualified pension plan for accounting purposes was $1.6 billion and $2.0 billion as of December 31, 2018 and 2017, respectively, which includes the merged QCII qualified pension plan. The unfunded status of CenturyLink's post-retirement benefit plans for accounting purposes was $3.0 billion and $3.4 billion as of December 31, 2018 and 2017, respectively.

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

The affiliate obligations, net in current and noncurrent liabilities on the consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2018 and 2017, we made settlement payments in the aggregate of $87 million for both periods to QCII under the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.

We were allocated $46 million of pension service costs and $11 million of post-retirement service costs during the year ended December 31, 2018, which represented 70% of CenturyLink's total pension and post-retirement service costs for the year. The combined net pension and post-retirement service costs is included in cost of services and products and selling, general and administrative expenses on our consolidated statement of operations for the year ended December 31, 2018.

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

CenturyLink sponsors a noncontributory qualified defined benefit pension plan that covers certain of our eligible employees. As noted above, on December 31, 2014, QCII's pension plan was merged into the CenturyLink Retirement Plan, which was renamed the CenturyLink Combined Pension Plan. The plan also provides survivor and disability benefits to certain employees. In November 2009, and prior to the plan merger, the pension plan was amended to no longer provide pension benefit accruals for active non-represented employees after December 31, 2009. In addition, non-represented employees hired after January 1, 2009 are not eligible to participate in the plans. Active non-represented employees who participate in these plans retain their accrued pension benefit earned as of December 31, 2009 and certain participants will continue to earn interest credits on their benefit after December 31, 2009. Employees are eligible to receive their vested accrued benefit when they separate from CenturyLink. The plans also provided a death benefit for eligible beneficiaries of certain retirees; however, the plan was amended to eliminate this benefit effective March 1, 2010 for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010 and eliminate the death benefit for eligible beneficiaries of certain retirees who retired after December 31, 2003.

CenturyLink maintains post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. The QCII post-retirement benefit plans were merged into CenturyLink's post-retirement benefit plans on January 1, 2012. The benefit obligation for the occupational health care and life insurance post-retirement plans is estimated based on the terms of benefit plans. In calculating this obligation, CenturyLink considers numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and plan amendments. In June 2017, we renewed a collective bargaining agreement for three years which covers approximately 8,400 of our unionized employees. Effective with the renewal, there were no significant changes to the existing benefits for the approximately 8,400 active employees and eligible post-1990 retirees who are former represented employees. This agreement expires in March 2020.

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

Other Benefit Plans

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $211 million, $204 million and $241 million for the years ended December 31, 2018, 2017 and 2016, respectively. Union-represented employee benefits are based on negotiated collective bargaining agreements. Employees' group basic life insurance plans are fully insured and the premiums are paid by CenturyLink.

401(k) Plans

CenturyLink sponsors qualified defined contribution plans covering substantially all of our employees. Under these plans, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plans and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employees' contributions in cash. We recognized $45 million, $42 million and $42 million in expense related to these plans for the years ended December 31, 2018, 2017 and 2016, respectively.

(9) Share-based Compensation

Share-based compensation expenses are included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations.

For the years ended December 31, 2018, 2017 and 2016, we recorded share-based compensation expense of approximately $24 million, $27 million and $22 million, respectively. We recognized an income tax benefit from our compensation expense of approximately $6 million, $7 million and $8 million, respectively, during the years ended December 31, 2018, 2017 and 2016, respectively.

(10)	Fair Value Disclosure

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input levels used to determine the fair values:

		As of December 31, 2018		As of December 31, 2017
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt (excluding capital lease and other obligations)	2	$5,938	5,118	7,245	7,080

(11)	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act reduces the U.S. corporate income tax rate from a maximum of 35% to 21% for all corporations, effective January 1, 2018, and makes certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures, interest expense and various other items.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we re-measured our net deferred tax liabilities at December 31, 2017 and recognized a provisional tax benefit of $555 million in our consolidated statement of operations for the year ended December 31, 2017. Upon completion of our re-measurement during 2018 there was no material change to the provisional amount recorded in 2017.

With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2010. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carryforwards are available.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2018 and 2017 are as follows:

	2018	2017
	(Dollars in millions)
Unrecognized tax benefits at December 31, 2017	$—	—
Increase due to tax positions taken in a prior year	433	—
Unrecognized tax benefits at December 31, 2018	$433	—

The total amount of unrecognized tax benefits (including interest and net of federal benefit) that, if recognized, would impact the effective income tax rate was $435 million at December 31, 2018. As of December 31, 2017, there was no impact on the effective income tax rate.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $21 million at December 31, 2018. We made no accrual as of December 31, 2017 for interest.

Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may not change in the next 12 months. The actual amount of changes, if any, will depend on future developments and events, many of which are outside our control.

Income Tax Expense

The components of the income tax expense (benefit) from continuing operations are as follows:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Income tax expense (benefit):
Current:
Federal and foreign	$(39)	777	686
State and local	31	130	115
Total current	(8)	907	801
Deferred:
Federal and foreign	408	(736)	(103)
State and local	94	(37)	(20)
Total deferred	502	(773)	(123)
Income tax expense (benefit)	$494	134	678

The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2018	2017	2016
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	21.0%	35.0%	35.0%
State income taxes-net of federal effect	6.1%	3.4%	3.5%
Tax reform	—%	(31.0)%	—%
Accounting method changes	(3.9)%	—%	—%
Other	(0.3)%	0.1%	—%
Effective income tax rate	22.9%	7.5%	38.5%

The effective tax rate for the year ended December 31, 2017 reflects the benefit of $555 million from the re-measurement of deferred taxes as noted above.

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2018	2017
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax liabilities:
Property, plant and equipment	$(1,026)	(933)
Intangibles assets	(419)	(553)
Total deferred tax liabilities	(1,445)	(1,486)
Deferred tax assets:
Payable to affiliate due to post-retirement benefit plan participation	297	366
Other	58	127
Gross deferred tax assets	355	493
Less valuation allowance on deferred tax assets	(8)	(8)
Net deferred tax assets	347	485
Net deferred tax liabilities	$(1,098)	(1,001)

At December 31, 2018, we have established a valuation allowance of $8 million as it is not more likely than not that this amount of deferred tax assets will be realized.

Other Income Tax Information

We received $8 million from QSC and paid $907 million and $801 million to QSC related to income taxes in the years ended December 31, 2018, 2017 and 2016, respectively.

(12)	Products and Services Revenue

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

We categorize our products, services and revenue among the following six categories:

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

•
Regulatory Revenue, which consist of Universal Service Fund ("USF") and Connect America Fund ("CAF") support payments and other operating revenue. We receive federal support payments from both federal and state USF programs and from the federal CAF program. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers; and

•
Affiliate services, we provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
IP and Data Services	$616	634	667
Transport and Infrastructure	2,926	3,006	3,109
Voice and Collaboration	1,800	1,980	2,252
IT and Managed Services	6	—	2
Regulatory Services	210	211	217
Affiliate Services	2,935	2,719	2,663
Total operating revenue	$8,493	8,550	8,910

We do not have any single external customer that provides more than 10% of our total consolidated operating revenue. Substantially all of our consolidated revenue comes from customers located in the United States.

We recognize revenue in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenue aggregated to $124 million, $134 million and $149 million for the years ended December 31, 2018, 2017 and 2016, respectively. These USF surcharges are assigned to the products and services categories based on the underlying revenue. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

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

(13)	Affiliate Transactions

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

(14)	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2018
Operating revenue	$2,130	2,101	2,149	2,113	8,493
Operating income	632	626	717	685	2,660
Income tax expense	130	81	111	172	494
Net income	380	427	453	405	1,665

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2017
Operating revenue	$2,162	2,133	2,141	2,114	8,550
Operating income	580	573	560	600	2,313
Income tax expense (benefit)	174	170	168	(378)	134
Net income	278	268	265	846	1,657
In the fourth quarter of 2017, we recognized a tax benefit of $555 million due to the change in the federal corporate tax rate from 35% to 21%.

(15)	Commitments, Contingencies and Other Items

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at December 31, 2018 aggregated to approximately $17 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter.

Switched Access Disputes

Subsidiaries of CenturyLink, Inc., including us, are among hundreds of companies involved in an industry-wide dispute, raised in nearly 100 federal lawsuits (filed between 2014 and 2016) that have been consolidated in the United States District Court for the Northern District of Texas for pretrial procedures. The disputes relate to switched access charges that local exchange carriers ("LECs") collect from interexchange carriers ("IXCs") for IXCs' use of LEC's access services. In the lawsuits, IXCs, including Sprint Communications Company L.P. ("Sprint") and various affiliates of Verizon Communications Inc. ("Verizon"), assert that federal and state laws bar LECs from collecting access charges when IXCs exchange certain types of calls between mobile and wireline devices that are routed through an IXC. Some of these IXCs have asserted claims seeking refunds of payments for access charges previously paid and relief from future access charges.

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

In June 2017, McLeod v. CenturyLink, a putative consumer class action, was filed against CenturyLink in the U.S. District Court for the Central District of California alleging that it charged some of its retail customers for products and services they did not authorize. A number of other complaints asserting similar claims have been filed in other federal and state courts, as well. The lawsuits assert claims including fraud, unfair competition, and unjust enrichment. Also, in June 2017, Craig. v. CenturyLink, Inc., et al., a putative securities investor class action, was filed in U.S. District Court for the Southern District of New York, alleging that it failed to disclose material information regarding improper sales practices, and asserting federal securities law claims. A number of other cases asserting similar claims have also been filed.

Beginning June 2017, CenturyLink received several shareholder derivative demands addressing related topics. In August 2017, CenturyLink's Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. In April 2018, the special litigation committee concluded its review of the derivative demands and declined to take further action. Since then, derivative cases were filed. Two of these cases, Castagna v. Post and Pinsly v. Post, were filed in Louisiana state court in the Fourth Judicial District Court for the Parish of Ouachita. The remaining derivative cases were filed in federal court in Louisiana and Minnesota. These cases have been brought on behalf of CenturyLink against certain current and former officers and directors of the Company and seek damages for alleged breaches of fiduciary duties.

The consumer putative class actions, the securities investor putative class actions, and the federal derivative actions described above have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation.

In July 2017, the Minnesota state attorney general filed State of Minnesota v. CenturyTel Broadband Services LLC, et al. in the Anoka County Minnesota District Court, alleging claims of fraud and deceptive trade practices relating to improper consumer sales practices. The suit seeks an order of restitution on behalf of all CenturyLink customers, civil penalties, injunctive relief, and costs and fees. Additionally, CenturyLink has received and responded to information requests and inquiries from other states.

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

The outcome of these other proceedings described under this heading is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on us.

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

The tables below summarize our capital lease activity:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Assets acquired through capital leases	$2	19	10
Depreciation expense	14	9	5
Cash payments towards capital leases	12	8	6

	As of December 31,
	2018	2017
	(Dollars in millions)
Assets included in property, plant and equipment	$50	57
Accumulated depreciation	28	24
The future annual minimum payments under capital lease arrangements as of December 31, 2018 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2019	$10
2020	6
2021	2
2022	1
2023	1
2024 and thereafter	4
Total minimum payments	24
Less: amount representing interest and executory costs	(5)
Present value of minimum payments	19
Less: current portion	(12)
Long-term portion	$7

Operating Lease Income

Qwest leases various IRUs, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income is included in operating revenue in the consolidated statements of operations.

For the years ended December 31, 2018, 2017 and 2016, our gross rental income was $522 million, $555 million and $594 million, respectively.

Right-of-Way and Operating Lease Expense

We lease various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2018, 2017 and 2016, our gross rental expense was $64 million, $70 million and $72 million, respectively. We also received sublease rental income for the years ended December 31, 2018, 2017 and 2016 of $2 million, $2 million and $4 million, respectively.

At December 31, 2018, our future rental commitments for Right-of-Way agreements and operating leases were as follows:

	Right-of-Way Agreements	Operating Leases	Total
	(Dollars in millions)
2019	$19	$35	$54
2020	20	28	48
2021	20	27	47
2022	20	23	43
2023	19	19	38
2024 and thereafter	102	32	134
Total future minimum payments(1)	$200	$164	$364
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $22 million due in the future under non-cancelable subleases.
Purchase Commitments

We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $25 million at December 31, 2018. Of this amount, we expect to purchase $15 million in 2019 and $10 million in 2020 through 2021. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2018.

(16)	Other Financial Information

Other Current Assets

The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2018	2017
	(Dollars in millions)
Prepaid expenses	$37	42
Contract acquisition costs	52	—
Contract fulfillment costs	27	49
Other	31	7
Total other current assets	$147	98

(17)	Labor Union Contracts

As of December 31, 2018, approximately 8,400, or 44% of our employees were members of various bargaining units represented by the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). We believe that relations with our employees continue to be generally good.

(18)	Stockholder's Equity

Common Stock

We have one share of common stock (no par value) issued and outstanding, which is owned by QSC.

In addition, in the normal course of business, we transfer assets and liabilities to and from QSC and its affiliates, which are recorded through our equity. It is our policy to record these asset transfers based on carrying values.

Dividends

We declared the following cash dividend to QSC:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Cash dividend declared to QSC	$1,275	1,000	1,300
Cash dividend paid to QSC	1,275	1,000	1,300

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on their most recent evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our Company’s disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses described below, our management, including our chief executive officer and chief financial officer, believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. generally accepted accounting principles. In addition, the material weaknesses described below did not result in the restatements of any of our audited or unaudited consolidated financial statements or disclosures for any previously reported periods.

Changes in Internal Control over Financial Reporting

During the fourth quarter 2018, we identified a deficiency that existed earlier in the year in the design of process controls over manual journal entries. Specifically, we had not designed and implemented controls to ensure all manual journal entries were reviewed. Although this control deficiency did not result in a misstatement in our consolidated financial statements, it created a reasonable possibility that a material misstatement would not have been prevented or detected on a timely basis. Therefore we concluded the deficiency represented a material weakness in our internal control over financial reporting.

Upon identification of the deficiency, management designed and implemented a new journal entry module into our enterprise resource planning (ERP) system with certain configuration and automated workflow controls that we believe, together with newly-designed and implemented monitoring controls, sufficiently remediated the material weakness prior to December 31, 2018.

Except for the remediation of the manual journal entry material weakness discussed above, and the additional material weakness disclosed below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Our management, under the oversight of our principal executive officer and principal financial officer, and Audit Committee, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control - An Integrated Framework (“2013 Framework”). In connection with this assessment, we identified a material weakness in internal control over financial reporting as of December 31, 2018. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this assessment, management concluded a material weakness existed related to the ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions. The deficiency arose because we did not conduct an effective risk assessment to identify risks of material misstatement related to the existence and accuracy of revenue transactions.

The deficiency led to immaterial misstatements that were not corrected in revenue. However, the control deficiency created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiency represented a material weakness in internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2018.

Pursuant to Regulation S-K 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Remediation Plans

We are taking several steps to remediate the material weakness identified above. These steps include the following:

•
We plan to implement continuous risk assessment processes that are designed to identify and assess changes that could significantly impact our internal control over financial reporting environment and risks of material misstatement related to the revenue recognition process.

•	We plan to design and implement sufficient additional process level control activities over the existence and accuracy of revenue transactions.

We plan to execute our plans to remediate the material weakness identified above as soon as feasible. We will test the ongoing effectiveness of the new controls and will consider the material weakness remediated after the new controls operate effectively for a sufficient period of time. There is no assurance, however, that these measures will remediate the material weakness or ensure that our internal controls over financial reporting will be effective in the future.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to General Instruction I (2).

ITEM 11. EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I (2).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I (2).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I (2).

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

Fees Paid to the Independent Registered Public Accounting Firm

QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate audit fees billed or allocated to us was $2.2 million and $2.6 million for the years ended December 31, 2018 and 2017, respectively, for professional accounting services, including KPMG's audit of our annual consolidated financial statements.

Audit fees are fees billed for the year shown for professional services performed for the audit of the consolidated financial statements included in our Form 10-K filing for that year, the review of condensed consolidated financial statements included in our Form 10-Q filings made during that year, comfort letters, consents and assistance with and review of documents filed with the SEC. Audit fees for each year shown include amounts that have been billed through the date of this filing and any additional amounts that are expected to be billed thereafter.

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

31.1*		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the Annual Report on Form 10-K of Qwest Corporation for the period ended December 31, 2018, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2019.

QWEST CORPORATION
By:	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President - Controller (Principal Accounting Officer) and Director
__________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jeff K. Storey	Chief Executive Officer and President (Principal Executive Officer)	March 21, 2019
Jeff K. Storey

/s/ Indraneel Dev	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2019
Indraneel Dev

/s/ Stacey W. Goff	Executive Vice President, General Counsel & Secretary and Director	March 21, 2019
Stacey W. Goff

/s/ Eric J. Mortensen	Senior Vice President - Controller (Principal Accounting Officer) and Director	March 21, 2019
Eric J. Mortensen