Form 10-Q
period 2019-03-31
QWEST CORP
filed 2019-05-13
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
6.125% Notes Due 2053	CTY	New York Stock Exchange
6.875% Notes Due 2054	CTV	New York Stock Exchange
6.625% Notes Due 2055	CTZ	New York Stock Exchange
7.00% Notes Due 2056	CTAA	New York Stock Exchange
6.5% Notes Due 2056	CTBB	New York Stock Exchange
6.75% Notes Due 2057	CTDD	New York Stock Exchange
On May 13, 2019, there was one share of common stock outstanding.

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

•	our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix;

•	possible changes in the demand for our products and services, including our ability to effectively respond to increased demand for high-speed data transmission services;

•	our ability to successfully maintain the quality and profitability of our existing product and service offerings and to introduce profitable new offerings on a timely and cost-effective basis;

•	our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments and dividends;

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

•	adverse effects of material weaknesses or any other significant deficiencies identified in our internal controls over financial reporting; and

•	other risks referenced in this report or other of our filings with the SEC.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,333	1,419
Operating revenue - affiliates	722	711
Total operating revenue	2,055	2,130
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	607	707
Selling, general and administrative	157	215
Operating expenses - affiliates	195	216
Depreciation and amortization	336	360
Total operating expenses	1,295	1,498
OPERATING INCOME	760	632
OTHER (EXPENSE) INCOME
Interest expense	(95)	(118)
Interest expense - affiliates, net	(16)	(13)
Other income, net	9	9
Total other expense, net	(102)	(122)
INCOME BEFORE INCOME TAX EXPENSE	658	510
Income tax expense	171	130
NET INCOME	$487	380
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	5
Accounts receivable, less allowance of $42 and $41	539	546
Advances to affiliates	1,258	1,148
Other	159	147
Total current assets	1,965	1,846
Property, plant and equipment, net of accumulated depreciation of $7,131 and $6,951	8,007	8,077
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Operating lease assets	117	—
Customer relationships, net	783	893
Other intangible assets, net	355	311
Other, net	93	96
Total goodwill and other assets	10,708	10,660
TOTAL ASSETS	$20,680	20,583
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$9	11
Accounts payable	366	441
Note payable - affiliate	1,038	1,008
Accrued expenses and other liabilities
Salaries and benefits	162	251
Income and other taxes	170	140
Interest	58	55
Other	84	75
Current affiliate obligations, net	77	79
Current portion of deferred revenue	221	212
Total current liabilities	2,185	2,272
LONG-TERM DEBT	5,947	5,948
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	97	91
Deferred income taxes, net	1,065	1,098
Noncurrent operating lease liabilities	93	—
Affiliate obligations, net	738	759
Other	550	547
Total deferred credits and other liabilities	2,543	2,495
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(45)	(182)
Total stockholder's equity	10,005	9,868
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$20,680	20,583
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$487	380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	336	360
Deferred income taxes	(33)	(41)
Provision for uncollectible accounts	14	23
Accrued interest on affiliate note	30	16
Changes in current assets and liabilities:
Accounts receivable	(7)	95
Accounts payable	(2)	18
Accrued income and other taxes	30	16
Other current assets and liabilities, net	(95)	(130)
Other current assets and liabilities - affiliates, net	(15)	(9)
Changes in other noncurrent assets and liabilities, net	15	1
Changes in affiliate obligations, net	(23)	(19)
Other, net	(5)	(1)
Net cash provided by operating activities	732	709
INVESTING ACTIVITIES
Capital expenditures	(288)	(292)
Changes in advances to affiliates	(110)	(109)
Proceeds from sale of property, plant and equipment	23	1
Net cash used in investing activities	(375)	(400)
FINANCING ACTIVITIES
Payments of long-term debt	(3)	(4)
Dividends paid to Qwest Services Corporation	(350)	(300)
Net cash used in financing activities	(353)	(304)
Net increase in cash, cash equivalents and restricted cash	4	5
Cash, cash equivalents and restricted cash at beginning of period	7	3
Cash, cash equivalents and restricted cash at end of period	$11	8
Supplemental cash flow information:
Restricted cash included in other noncurrent assets	$2	2
Income taxes paid, net	$(197)	(171)
Interest paid (net of capitalized interest of $6 and $7)	$(92)	(110)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(182)	(713)
Net income	487	380
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of ($43) taxes	—	128
Dividends declared to Qwest Services Corporation	(350)	(300)
Balance at end of period	(45)	(505)
TOTAL STOCKHOLDER'S EQUITY	$10,005	9,545
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
(1) Background

General
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our specific products and services are detailed in Note 7—Products and Services Revenue of this report.
We generate the majority of our total consolidated operating revenue from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

Basis of Presentation

Our consolidated balance sheet as of December 31, 2018, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (referred to herein as affiliates) have not been eliminated.

We reclassified certain prior period amounts to conform to the current period presentation. See Note 7—Products and Services Revenue for additional information. These changes had no impact on total operating revenue, total operating expenses or net income for any period.

Segments

Our operations are integrated into and reported as part of CenturyLink. CenturyLink's chief operating decision maker ("CODM") is our CODM but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.

Recently Adopted Accounting Pronouncements

We adopted Accounting Standards Update ("ASU") 2016-02, Leases (ASC 842), as of January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11. Therefore, we have not restated comparative period financial information for the effects of ASC 842, and we will not make the new required lease disclosures for comparative periods beginning before January 1, 2019. Instead, we will recognize ASC 842's cumulative effect transition adjustment (discussed below) as of January 1, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed us to carry forward the historical lease classification; (ii) did not require us to reassess whether any expired or existing contracts are or contain leases under the new definition of a lease; and (iii) did not require us to reassess whether previously capitalized initial direct costs for any existing leases would qualify for capitalization under ASC 842. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of right-of-use assets for existing leases.
On March 5, 2019, the FASB issued ASU 2019-01 - Leases (ASC 842): Codification Improvements, effective for public companies for fiscal years beginning after December 15, 2019. The new ASU aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in ASC 842, with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. Early adoption permits public companies to adopt concurrent with the transition to ASC 842 on leases. We adopted ASU 2019-01 as of January 1, 2019.

Adoption of the new standard resulted in the recording of additional operating lease assets and operating lease liabilities of approximately $126 million and $133 million, respectively, as of January 1, 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

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

We are required to adopt the provisions of ASU 2016-13 no later than January 1, 2020. We expect to adopt ASU 2016-13 on January 1, 2020 and recognize the impacts through a cumulative adjustment to retained earnings as of the date of adoption.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $4,916 and $4,806	$783	893
Other intangible assets, less accumulated amortization of $1,724 and $1,712	$355	311

As of March 31, 2019, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.1 billion. The total amortization expense for intangible assets for the three months ended March 31, 2019 totaled $137 million and for the three months ended March 31, 2018 totaled $149 million.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2019 through 2023 will be as follows:

(Dollars in millions)
2019 (remaining nine months)	$380
2020	457
2021	149
2022	46
2023	34

(3) Revenue Recognition

Refer to the Revenue Recognition section of Note 1—Background and Summary of Significant Accounting Policies and Note 3—Revenue Recognition in our annual report on Form 10-K for the year ended December 31, 2018 for further information regarding our application of ASC 606, “Revenue from Contracts with Customers”, including practical expedients and judgments applied in determining the amounts and timing of revenue from contracts with customers.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollars in millions)
Total revenue	$2,055	2,130
Adjustments for non-ASC 606 revenue (1)	(127)	(78)
Total revenue from contracts with customers	$1,928	2,052
______________________________________________________________________

(1)	Includes regulatory revenue, lease revenue, sublease rental income and revenue from fiber capacity lease arrangements which are not within the scope of ASC 606.
Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Customer receivables (1)	$518	518
Contract liabilities	282	207
Contract assets	55	64

(1)	Gross customer receivables of $560 million and $554 million, net of allowance for doubtful accounts of $42 million and $36 million, at March 31, 2019 and December 31, 2018, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to seven years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets.

The following table provides information about revenue recognized for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollars in millions)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period (January 1, 2019 and 2018, respectively)	$261	269
Performance obligations satisfied in previous periods	—	—

Performance Obligations

As of March 31, 2019, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $166 million. We expect to recognize approximately 100% of this revenue through 2021, with the balance recognized thereafter.

We do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), or contracts that are classified as leasing arrangements that are not subject to ASC 606.

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$90	57	91	61
Costs incurred	16	4	14	4
Amortization	(16)	(4)	(15)	(5)
End of period balance	$90	57	90	60

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of 30 months for consumer customers and up to 49 months for business customers. Amortized fulfillment costs are included in cost of services products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(4) Leases

Effective January 1, 2019, we adopted ASC 842 using the non-comparative transition option of applying the new standard at the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional operating lease assets and operating lease liabilities of approximately $126 million and $133 million, respectively, as of January 1, 2019. Financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.

We primarily lease various office facilities, switching and colocation facilities, equipment and dark fiber. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
We determine if an arrangement is a lease at inception and whether that lease meets the classification criteria of a finance or operating lease. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rates. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

Some of our lease arrangements contain lease components (including fixed payments including rent, real estate taxes and insurance costs) and non-lease components (including common-area maintenance costs). We generally account for each component separately based on the estimated standalone price of each component. For colocation leases, we account for the lease and non-lease components as a single lease component.

Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain to be exercised. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Lease expense consisted of the following:

Three Months Ended March 31, 2019
(Dollars in millions)
Operating and short-term lease cost	$8
Finance lease cost:
Amortization of right-of-use assets	3
Total finance lease cost	3
Total lease cost	$11

Supplemental unaudited consolidated balance sheet information and other information related to leases:

Leases (millions)	Classification on the Balance Sheet	As of March 31, 2019
Assets
Operating lease assets	Operating lease assets	$117
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	19
Total leased assets		$136

Liabilities
Current
Operating	Other current liabilities	$32
Finance	Current portion of long-term debt	9
Non-current
Operating	Noncurrent operating lease liabilities	93
Finance	Long-term debt	8
Total lease liabilities		$142

Weighted-average remaining lease term (years)
Operating leases		5.8
Finance leases		4.4
Weighted-average discount rate
Operating leases		6.70%
Finance leases		4.85%

Supplemental unaudited consolidated cash flow statement information related to leases:

Three Months Ended March 31, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9
Financing cash flows from finance leases	2

As of March 31, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2019 (remaining nine months)	$26	7
2020	29	5
2021	27	1
2022	23	1
2023	19	1
Thereafter	33	4
Total lease payments	157	19
Less: interest	(32)	(2)
Total	125	17
Less: current portion	(32)	(9)
Long-term portion	$93	8

As of March 31, 2019, we had no material operating or finance leases that had not yet commenced.

Operating Lease Income

Qwest leases various IRUs, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income is included in operating revenue in the consolidated statements of operations.

For the three months ended March 31, 2019 and 2018, our gross rental income was $81 million and $85 million, respectively.

We adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption.

The future annual minimum payments under capital lease agreements as of December 31, 2018 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2019	$10
2020	6
2021	2
2022	1
2023	1
2024 and thereafter	4
Total minimum payments	24
Less: amount representing interest and executory costs	(5)
Present value of minimum payments	19
Less: current portion	(12)
Long-term portion	$7

At December 31, 2018, our future rental commitments for operating leases were as follows:

Operating Leases
(Dollars in millions)
2019	$35
2020	28
2021	27
2022	23
2023	19
2024 and thereafter	32
Total future minimum payments(1)	$164
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $22 million due in the future under non-cancelable subleases.

(5) Long-Term Debt and Revolving Promissory Note

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including unamortized discounts and premiums, unamortized debt issuance costs and (ii) note payable - affiliate:

	Interest Rates	Maturities	March 31, 2019	December 31, 2018
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2021 - 2057	$5,956	5,956
Term loan	4.500%	2025	100	100
Finance lease and other obligations	Various	Various	17	21
Unamortized (discounts) premiums, net			(1)	(1)
Unamortized debt issuance costs			(116)	(117)
Total long-term debt			5,956	5,959
Less current maturities			(9)	(11)
Long-term debt, excluding current maturities			$5,947	5,948
Note payable - affiliate	5.945%	2022	$1,038	1,008
Note Payable - Affiliate

On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance owed by Qwest Corporation under this revolving promissory note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of March 31, 2019, the amended and restated revolving promissory note had an outstanding balance of $1.038 billion and bore interest at a weighted-average interest rate of 5.945%. As of March 31, 2019 and December 31, 2018, the amended and restated revolving promissory note is reflected on our consolidated balance sheets as a current liability under "Note payable - affiliate". In accordance with the terms of the amended and restated revolving promissory note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is to be capitalized on such date and is to begin accruing interest. Through March 31, 2019, $73 million of such interest has been capitalized. As of March 31, 2019, $15 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.

Aggregate Maturities of Long-Term Debt

Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized premiums and discounts and unamortized debt issuance costs and excluding note payable-affiliate) maturing during the following years:

(Dollars in millions)
2019 (remaining nine months)	$7
2020	5
2021	951
2022	—
2023	1
2024 and thereafter	5,109
Total long-term debt	$6,073

Compliance

As of March 31, 2019, we believe we were in compliance with the financial covenants contained in our debt agreements in all material respects.

Other

For additional information on our long-term debt and credit facilities, see Note 4—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2018.

(6) Fair Value Disclosure

The Fair Value Measurement and Disclosure framework provides a three-tiered fair value hierarchy based on the reliability of the inputs used to determine fair value. Input Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Input Level 2 refers to fair values estimated using significant other observable inputs and Input Level 3 includes fair values estimated using significant unobservable inputs.

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance lease and other obligations, as well as the input level used to determine the fair values indicated below:

		March 31, 2019		December 31, 2018
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$5,939	5,885	5,938	5,118

(7) Products and Services Revenue

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

From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
IP and Data Services	$147	150
Transport and Infrastructure	715	744
Voice and Collaboration	422	467
IT and Managed Services	1	2
Regulatory Revenue	48	56
Affiliate Services	722	711
Total operating revenue	$2,055	2,130

We recognize revenue in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenue aggregated $30 million and $34 million for the three months ended March 31, 2019 and 2018, respectively. These USF surcharges are assigned to the products and services categories based on the underlying revenue. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

(8) Commitments, Contingencies and Other Items

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at March 31, 2019 aggregated to approximately $22 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 15—Commitments, Contingencies and Other Items to the financial statements included in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2018. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(9) Dividends

From time to time we may declare and pay dividends to our direct parent company, Qwest Services Corporation ("QSC"), sometimes in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not currently limit the amount of dividends we can pay to QSC.

During the three months ended March 31, 2019 and 2018, we declared and paid dividends of $350 million and $300 million, respectively, to QSC. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

(10) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Prepaid expenses	$64	37
Contract acquisition costs	52	52
Contract fulfillment costs	27	27
Other	16	31
Total other current assets	$159	147

(11) Labor Union Contracts

As of March 31, 2019, approximately 44% of our employees were members of various bargaining units represented by the Communication Workers of America and the International Brotherhood of Electrical Workers. We believe that relations with our employees continue to be generally good.

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
Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report and "Risk Factors" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2018 for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.
Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2018, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our specific products and services are detailed in Note 7—Products and Services Revenue of this report.

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

At March 31, 2019, we served 3.1 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

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

•
Regulatory Revenue, which consist of Universal Service Fund ("USF") and Connect America Fund ("CAF") support payments and other operating revenue. We receive federal support payments from both federal and state USF programs and from the federal CAF program. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers; and

•
Affiliate Services, we provide our affiliates telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Operating revenue	$2,055	2,130
Operating expenses	1,295	1,498
Operating income	760	632
Total other expense, net	(102)	(122)
Income tax expense	171	130
Net income	$487	380
Operating Revenue

The following tables summarize our consolidated operating revenue recorded under each of our six above-described revenue categories:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2019	2018
	(Dollars in millions)
IP and Data Services	$147	150	(3)	(2)%
Transport and Infrastructure	715	744	(29)	(4)%
Voice and Collaboration	422	467	(45)	(10)%
IT and Managed Services	1	2	(1)	(50)%
Regulatory Revenue	48	56	(8)	(14)%
Affiliate Services	722	711	11	2%
Total operating revenue	$2,055	2,130	(75)	(4)%
Total operating revenue decreased by $75 million, or 4%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The change in operating revenue was primarily due to declines in voice and collaboration and transport and infrastructure offset by an increase in affiliate services driven by new circuits which were partially offset by a decrease in allocated affiliate revenue. The decrease in voice and collaboration was due to a continued decline in revenue services from our local voice services. The reduction in transport and infrastructure was attributable to a continued decline in private line (including business data services) and broadband.

Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2019	2018
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$607	707	(100)	(14)%
Selling, general and administrative	157	215	(58)	(27)%
Operating expenses - affiliates	195	216	(21)	(10)%
Depreciation and amortization	336	360	(24)	(7)%
Total operating expenses	$1,295	1,498	(203)	(14)%
Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased $100 million, or 14%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in our cost of services and products (exclusive of depreciation and amortization) was primarily due to lower salaries and wages and employee related expenses from lower headcount, reduced customer premises equipment costs and lower network expense and USF rates, which were slightly offset by higher right of way and dark fiber expenses.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $58 million, or 27%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in our selling, general and administrative expenses was primarily due to lower salaries and wages and employee related expenses from lower headcount, a decline in contract labor costs and internal commissions, lower professional fees, hardware and software expenses, a decline in bad debt expense and a reduction in marketing and advertising expenses.

Operating Expenses - Affiliates

Operating expenses - affiliates decreased by $21 million, or 10%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in operating expenses - affiliates was primarily due to the decline in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2019	2018
	(Dollars in millions)
Depreciation	$199	211	(12)	(6)%
Amortization	137	149	(12)	(8)%
Total depreciation and amortization	$336	360	(24)	(7)%
Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $12 million, or 6%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decline in depreciation expense is primarily due to the impact of annual rate depreciable life changes partially offset by a net increase in depreciable assets.

Amortization expense decreased by $12 million, or 8%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in amortization expense was primarily due to the use of accelerated amortization methods for a portion of our customer relationship assets, decreases associated with software amortization and partially offset by net growth in amortizable assets. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended March 31,		Change	% Change
	2019	2018
	(Dollars in millions)
Interest expense	$(95)	(118)	(23)	(19)%
Interest expense - affiliates, net	(16)	(13)	3	23%
Other income, net	9	9	—	—%
Total other expense, net	$(102)	(122)	(20)	(16)%
Income tax expense	$171	130	41	32%

Interest Expense

Interest expense decreased by $23 million, or 19%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to the redemption of approximately $1.3 billion of senior notes in the third quarter of 2018. See Note 5—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and Liquidity and Capital Resources below for additional information about our debt.

Interest Expense - Affiliates, Net

Affiliate interest expense increased by $3 million, or 23%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase in affiliate interest expense was primarily due to an increase in the weighted average interest rate from 5.466% in the first quarter of 2018 to 5.945% in the first quarter of 2019.

Other Income, Net

Other income, net reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions and components of net periodic pension and post-retirement benefit costs. Other income, net remained substantially unchanged for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Income Tax Expense

Income tax expense for the three months ended March 31, 2019 was $171 million, or an effective tax rate of 26.0%, compared to $130 million, or an effective tax rate of 25.5%, for the three months ended March 31, 2018.

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

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand and improve our service offerings. CenturyLink evaluates capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of CenturyLink’s consolidated capital investment is influenced by, among other things, demand for CenturyLink’s services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as CenturyLink's CAF II infrastructure buildout requirements). For more information on CenturyLink’s total capital expenditures, please see its annual and quarterly reports filed with the SEC.

For more information on our capital spending, see "Historical Information—Investing Activities" below and Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2018.

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

On February 14, 2019, Standard and Poor's revised its outlook on CenturyLink, Inc. from negative to stable and affirmed all CenturyLink, Inc. and CenturyLink, Inc. affiliate ratings. As of the date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Ba2
Fitch Ratings	BB+

CenturyLink, Inc.'s and Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies. For additional information regarding CenturyLink's and Qwest Corporation's funding arrangements, see "Risk Factors—Risk Related to CenturyLink's Recently-Completed Acquisition of Level 3" and "Risks Affecting Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2018.

Term Loan

In 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At both March 31, 2019 and December 31, 2018, the outstanding principal balance on this term loan was $100 million.

Revolving Promissory Note

On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance owed by us under this revolving promissory note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of March 31, 2019, the weighted average interest rate was 5.945%. As of March 31, 2019 and December 31, 2018, the amended and restated revolving promissory note and the original revolving promissory note, respectively, are reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of March 31, 2019, $15 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets.

Dividends

We periodically pay dividends to our direct parent company. See Note 9—Dividends and the discussion above under the heading "Overview".

Pension and Post-retirement Benefit Obligations

CenturyLink is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2018, the accounting unfunded status of CenturyLink's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was approximately $1.6 billion and approximately $3.0 billion, respectively. For additional information about CenturyLink's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pensions and Post-Retirement Benefits" in Item 7 of CenturyLink's annual report on Form 10-K for the year ended December 31, 2018 and see Note 10—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.

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

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the three months ended March 31, 2019, we made settlement payments of $19 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For 2019, we expect to make aggregate settlement payments of $79 million to QCII under the plan.

For 2019, CenturyLink's estimated annual long-term rates of return, net of administrative costs, are 6.5% and 4.0% for the pension plan trust assets and post-retirement plans trust assets, respectively, based on the assets currently held. However, actual returns could be substantially different.

For additional information, see “Risk Factors—Risks Affecting Our Liquidity and Capital Resources—Adverse changes in the value of assets or obligations associated with CenturyLink’s qualified pension plan could negatively impact CenturyLink’s liquidity, which may in turn affect our business and liquidity” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2018.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our annual report on Form 10-K for the year ended December 31, 2018.

Connect America Fund

As a result of accepting CAF II support payments, we must meet certain specified infrastructure buildout requirements in 13 states over the next several years. In order to meet these specified infrastructure buildout requirements, we anticipate making substantial capital expenditures. See "Capital Expenditures" above.

For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2018 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2018.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		Change
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	$732	709	23
Net cash used in investing activities	(375)	(400)	(25)
Net cash used in financing activities	(353)	(304)	49

Operating Activities

Net cash provided by operating activities increased by $23 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to an increase in net income adjusted for non-cash items and less cash used in other current assets and liabilities, net partially offset by larger cash used in accounts receivable and accounts payable. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable and bonuses.

Investing Activities

Net cash used in investing activities decreased by $25 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to an increase in the proceeds from the sale of property.

Financing Activities

Net cash used in financing activities increased by $49 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to an increase in dividends paid to QSC.

See Note 5—Long-Term Debt and Revolving Promissory Note, for additional information on our outstanding debt securities and financing activities.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 8—Commitments, Contingencies and Other Items for additional information.

Market Risk

As of March 31, 2019, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2019, we had no such instruments outstanding nor held or issued derivative financial instruments for trading or speculative purposes.

We do not believe that there were any material changes to market risks arising from changes in interest rates for the three months ended March 31, 2019, when compared to the disclosures provided in our annual report on Form 10-K for the year ended December 31, 2018.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2018, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of March 31, 2019, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended in December 31, 2018.

Remediation Plans

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we began implementing remediation plans to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of the material weakness will be completed prior to the end of fiscal 2019.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, we implemented new processes and internal controls in response to the adoption of ASU No. 2016-02, "Leases (Topic 842)". These implementations resulted in a material change in a component of our internal control over financial reporting. The operating effectiveness of these changes to our internal control over financial reporting will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for our 2019 fiscal year end.

Other than with respect to the remediation efforts described above and changes related to the adoption of ASU 2016-02, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the Company’s first fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of Internal Controls
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 8—Commitments, Contingencies and Other Items included in Item 1 of Part I of this report is incorporated herein by reference. The ultimate outcome of the matters described in Note 8 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended March 31, 2019, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2019.

QWEST CORPORATION
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)