Form 10-Q
period 2019-06-30
QWEST CORP
filed 2019-08-09
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
On August 9, 2019, there was one share of common stock outstanding.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,331	1,393	2,664	2,812
Operating revenue - affiliates	720	708	1,442	1,419
Total operating revenue	2,051	2,101	4,106	4,231
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	588	702	1,195	1,409
Selling, general and administrative	157	215	314	430
Operating expenses - affiliates	219	197	414	413
Depreciation and amortization	337	361	673	721
Total operating expenses	1,301	1,475	2,596	2,973
OPERATING INCOME	750	626	1,510	1,258
OTHER (EXPENSE) INCOME
Interest expense	(96)	(120)	(191)	(238)
Interest expense - affiliates, net	(15)	(14)	(31)	(27)
Other income, net	5	16	14	25
Total other expense, net	(106)	(118)	(208)	(240)
INCOME BEFORE INCOME TAXES	644	508	1,302	1,018
Income tax expense	167	81	338	211
NET INCOME	$477	427	964	807
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7	5
Accounts receivable, less allowance of $41 and $41	526	546
Advances to affiliates	1,451	1,148
Other	148	147
Total current assets	2,132	1,846
Property, plant and equipment, net of accumulated depreciation of $7,328 and $6,951	8,034	8,077
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Operating lease assets	111	—
Customer relationships, net	675	893
Other intangible assets, net	338	311
Other, net	93	96
Total goodwill and other assets	10,577	10,660
TOTAL ASSETS	$20,743	20,583
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$9	11
Accounts payable	345	441
Note payable - affiliate	1,038	1,008
Accrued expenses and other liabilities
Salaries and benefits	186	251
Income and other taxes	143	140
Interest	55	55
Other	102	75
Current affiliate obligations, net	74	79
Current portion of deferred revenue	223	212
Total current liabilities	2,175	2,272
LONG-TERM DEBT	5,946	5,948
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	94	91
Deferred income taxes, net	1,033	1,098
Noncurrent operating lease liabilities	86	—
Affiliate obligations, net	720	759
Other	557	547
Total deferred credits and other liabilities	2,490	2,495
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings (accumulated deficit)	82	(182)
Total stockholder's equity	10,132	9,868
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$20,743	20,583
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$964	807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	673	721
Deferred income taxes	(65)	(4)
Provision for uncollectible accounts	27	39
Accrued interest on affiliate note	30	16
Changes in current assets and liabilities:
Accounts receivable	(7)	45
Accounts payable	(32)	2
Accrued income and other taxes	3	(29)
Other current assets and liabilities, net	(60)	(78)
Other current assets and liabilities - affiliates, net	1	5
Changes in other noncurrent assets and liabilities, net	18	271
Changes in affiliate obligations, net	(44)	(44)
Other, net	(3)	—
Net cash provided by operating activities	1,505	1,751
INVESTING ACTIVITIES
Capital expenditures	(517)	(510)
Changes in advances to affiliates	(303)	(650)
Proceeds from sale of property, plant and equipment and other assets	23	2
Net cash used in investing activities	(797)	(1,158)
FINANCING ACTIVITIES
Payments of long-term debt	(6)	(8)
Dividends paid to Qwest Services Corporation	(700)	(575)
Net cash used in financing activities	(706)	(583)
Net increase in cash, cash equivalents and restricted cash	2	10
Cash, cash equivalents and restricted cash at beginning of period	7	3
Cash, cash equivalents and restricted cash at end of period	$9	13
Supplemental cash flow information:
Income taxes paid, net	$(391)	(42)
Interest paid (net of capitalized interest of $13 and $13)	$(189)	(237)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$7	11
Restricted cash included in other noncurrent assets	2	2
Total	$9	13
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050	10,050
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	(45)	(505)	(182)	(713)
Net income	477	427	964	807
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of ($43) taxes	—	—	—	128
Dividends declared to Qwest Services Corporation	(350)	(275)	(700)	(575)
Balance at end of period	82	(353)	82	(353)
TOTAL STOCKHOLDER'S EQUITY	$10,132	9,697	10,132	9,697
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

Recently Adopted Accounting Pronouncements

We adopted Accounting Standards Update ("ASU") 2016-02, "Leases (ASC 842)", as of January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11. Therefore, we have not restated comparative period financial information for the effects of ASC 842, and we will not make the new required lease disclosures for comparative periods beginning before January 1, 2019. Instead, we will recognize ASC 842's cumulative effect transition adjustment (discussed below) as of January 1, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed us to carry forward the historical lease classification; (ii) did not require us to reassess whether any expired or existing contracts are or contain leases under the new definition of a lease; and (iii) did not require us to reassess whether previously capitalized initial direct costs for any existing leases would qualify for capitalization under ASC 842. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of right-of-use assets for existing leases.
On March 5, 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-01, "Leases (ASC 842): Codification Improvements", effective for public companies for fiscal years beginning after December 15, 2019. The new ASU aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in ASC 842, with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, "Fair Value Measurement") should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. Early adoption permits public companies to adopt concurrent with the transition to ASC 842 on leases. We adopted ASU 2019-01 as of January 1, 2019.

Adoption of the new standard resulted in the recording of additional operating lease assets and operating lease liabilities of approximately $126 million and $133 million, respectively, as of January 1, 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows. Financial position for reporting periods beginning on or after January 1, 2019 is presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

Recently Issued Accounting Pronouncements

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are currently reviewing the requirements of the standard and evaluating the impact on our consolidated financial statements.

We are required to adopt the provisions of ASU 2016-13 no later than January 1, 2020. We expect to adopt ASU 2016-13 on January 1, 2020 and recognize the impacts through a cumulative adjustment to retained earnings as of the date of adoption.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2019	December 31, 2018
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $5,024 and $4,806	$675	893
Other intangible assets, less accumulated amortization of $1,736 and $1,712	$338	311

As of June 30, 2019, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.1 billion. The total amortization expense for intangible assets for the three months ended June 30, 2019 and 2018 totaled $134 million and $147 million, respectively, and for the six months ended June 30, 2019 and 2018 totaled $271 million and $296 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2019 through 2023 will be as follows:

(Dollars in millions)
2019 (remaining six months)	$252
2020	478
2021	161
2022	52
2023	36

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Total revenue	$2,051	2,101	4,106	4,231
Adjustments for non-ASC 606 revenue (1)	(125)	(80)	(252)	(157)
Total revenue from contracts with customers	$1,926	2,021	3,854	4,074
______________________________________________________________________

(1)	Includes regulatory revenue, lease revenue, sublease rental income and revenue from fiber capacity lease arrangements which are not within the scope of ASC 606.
Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in millions)
Customer receivables (1)	$505	518
Contract liabilities	331	207
Contract assets	70	64

(1)	Gross customer receivables of $540 million and $554 million, net of allowance for doubtful accounts of $35 million and $36 million, at June 30, 2019 and December 31, 2018, respectively.
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

The following table provides information about revenue recognized for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period (January 1, 2019 and 2018, respectively)	$4	11	265	280
Performance obligations satisfied in previous periods	—	—	—	—

Performance Obligations

As of June 30, 2019, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $232 million. We expect to recognize approximately 97% of this revenue through 2021, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$90	57	90	60
Costs incurred	13	15	14	3
Amortization	(16)	(12)	(16)	(5)
End of period balance	$87	60	88	58

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$90	57	91	61
Costs incurred	29	19	28	7
Amortization	(32)	(16)	(31)	(10)
End of period balance	$87	60	88	58

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
Lease expense consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Dollars in millions)
Operating and short-term lease cost	$8	16
Finance lease cost:
Amortization of right-of-use assets	2	5
Total finance lease cost	2	5
Total lease cost	$10	21

Supplemental unaudited consolidated balance sheet information and other information related to leases:

Leases (millions)	Classification on the Balance Sheet	As of June 30, 2019
Assets
Operating lease assets	Operating lease assets	$111
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	19
Total leased assets		$130

Liabilities
Current
Operating	Other current liabilities	$32
Finance	Current portion of long-term debt	9
Non-current
Operating	Noncurrent operating lease liabilities	86
Finance	Long-term debt	6
Total lease liabilities		$133

Weighted-average remaining lease term (years)
Operating leases		5.3
Finance leases		4.3
Weighted-average discount rate
Operating leases		7.52%
Finance leases		4.73%

Supplemental unaudited consolidated cash flow statement information related to leases:

Six Months Ended June 30, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	18
Financing cash flows from finance leases	4

As of June 30, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2019 (remaining six months)	$17	5
2020	30	5
2021	28	1
2022	24	1
2023	20	1
Thereafter	33	4
Total lease payments	152	17
Less: interest	(34)	(2)
Total	118	15
Less: current portion	(32)	(9)
Long-term portion	$86	6

As of June 30, 2019, we had no material operating or finance leases that had not yet commenced.

Operating Lease Income

Qwest leases various data transmission capacity, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income is included in operating revenue in the consolidated statements of operations.

For the three and six months ended June 30, 2019, our gross rental income was $82 million and $163 million, respectively, which represents 4% and 4%, respectively of our operating revenue for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, our gross rental income was $81 million and $166 million, respectively which represents 4% and 4%, respectively of our operating revenue for the three and six months ended June 30, 2018.

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

(5) Long-Term Debt and Revolving Promissory Note

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including unamortized discounts and premiums, unamortized debt issuance costs and (ii) note payable - affiliate:

	Interest Rates	Maturities	June 30, 2019	December 31, 2018
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2021 - 2057	$5,956	5,956
Term loan	4.410%	2025	100	100
Finance lease and other obligations	Various	Various	15	21
Unamortized (discounts) premiums, net			(1)	(1)
Unamortized debt issuance costs			(115)	(117)
Total long-term debt			5,955	5,959
Less current maturities			(9)	(11)
Long-term debt, excluding current maturities			$5,946	5,948
Note payable - affiliate	5.945%	2022	$1,038	1,008

Note Payable - Affiliate

On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance owed by Qwest Corporation under this revolving promissory note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of June 30, 2019, the amended and restated revolving promissory note had an outstanding balance of $1.038 billion and bore interest at a weighted-average interest rate of 5.945%. As of June 30, 2019 and December 31, 2018, the amended and restated revolving promissory note is reflected on our consolidated balance sheets as a current liability under "Note payable - affiliate". In accordance with the terms of the amended and restated revolving promissory note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is to be capitalized on such date and is to begin accruing interest. Through June 30, 2019, $73 million of such interest has been capitalized. As of June 30, 2019, $31 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.

Aggregate Maturities of Long-Term Debt

Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized premiums and discounts and unamortized debt issuance costs and excluding note payable-affiliate) maturing during the following years:

(Dollars in millions)
2019 (remaining six months)	$5
2020	5
2021	951
2022	—
2023	1
2024 and thereafter	5,109
Total long-term debt	$6,071

Compliance

As of June 30, 2019, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

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
Due to their short-term nature, the carrying amounts of our cash, cash equivalents and restricted cash, accounts receivable and accounts payable approximate their fair values.
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance lease and other obligations, as well as the input level used to determine the fair values indicated below:

		June 30, 2019		December 31, 2018
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$5,940	6,003	5,938	5,118

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

From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
IP and Data Services	$151	154	298	305
Transport and Infrastructure	709	732	1,424	1,476
Voice and Collaboration	423	453	845	920
IT and Managed Services	1	2	2	3
Regulatory Revenue	47	52	95	108
Affiliate Services	720	708	1,442	1,419
Total operating revenue	$2,051	2,101	4,106	4,231

We recognize revenue in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenue aggregated $28 million and $31 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $58 million and $65 million for the six months ended June 30, 2019 and June 30, 2018, respectively. These USF surcharges are assigned to the products and services categories based on the underlying revenue. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at June 30, 2019 aggregated to approximately $22 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

The consumer putative class actions, the securities investor putative class actions, and the federal derivative actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. Subject to confirmatory discovery and court approval, CenturyLink agreed to settle the consumer putative class actions for payments of $15.5 million to compensate class members and of up to $3.5 million for administrative costs. CenturyLink has accrued a contingent liability for those amounts.

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

Locate Service Investigations

In June 2019, Minnesota and Arizona initiated investigations related to the timeliness of responses by certain of our vendors to requests for marking the location of underground telecommunications facilities. We, along with CenturyLink and its other subsidiaries are cooperating with the investigations.

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

During the six months ended June 30, 2019 and 2018, we declared and paid dividends of $700 million and $575 million, respectively, to QSC. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

(10) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	June 30, 2019	December 31, 2018
	(Dollars in millions)
Prepaid expenses	$51	37
Contract acquisition costs	51	52
Contract fulfillment costs	27	27
Other	19	31
Total other current assets	$148	147

(11) Labor Union Contracts

As of June 30, 2019, approximately 43% of our employees were represented by the Communication Workers of America or the International Brotherhood of Electrical Workers. We believe relations with our employees continue to be generally good. Approximately 7,900, or 100%, of our union-represented employees are subject to collective bargaining agreements that are scheduled to expire over the next 12 months.

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

At June 30, 2019, we served 3.1 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

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

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Operating revenue	$2,051	2,101	4,106	4,231
Operating expenses	1,301	1,475	2,596	2,973
Operating income	750	626	1,510	1,258
Total other expense, net	(106)	(118)	(208)	(240)
Income tax expense	167	81	338	211
Net income	$477	427	964	807
Operating Revenue

The following tables summarize our consolidated operating revenue recorded under each of our six above-described revenue categories:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2019	2018
	(Dollars in millions)
IP and Data Services	$151	154	(3)	(2)%
Transport and Infrastructure	709	732	(23)	(3)%
Voice and Collaboration	423	453	(30)	(7)%
IT and Managed Services	1	2	(1)	(50)%
Regulatory Revenue	47	52	(5)	(10)%
Affiliate Services	720	708	12	2%
Total operating revenue	$2,051	2,101	(50)	(2)%

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2019	2018
	(Dollars in millions)
IP and Data Services	$298	305	(7)	(2)%
Transport and Infrastructure	1,424	1,476	(52)	(4)%
Voice and Collaboration	845	920	(75)	(8)%
IT and Managed Services	2	3	(1)	(33)%
Regulatory Revenue	95	108	(13)	(12)%
Affiliate Services	1,442	1,419	23	2%
Total operating revenue	$4,106	4,231	(125)	(3)%

Total operating revenue decreased by $50 million, or 2%, and $125 million, or 3%, for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. The change in operating revenue for both periods was primarily due to decreases in voice and collaboration, transport and infrastructure and regulatory revenue, partially offset by increases in affiliate services. The decrease in voice and collaboration was due to a continued decline in revenue services from our local voice services. The reduction in transport and infrastructure was attributable to a continued decline in private line (including business data services) and broadband.
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2019	2018
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$588	702	(114)	(16)%
Selling, general and administrative	157	215	(58)	(27)%
Operating expenses - affiliates	219	197	22	11%
Depreciation and amortization	337	361	(24)	(7)%
Total operating expenses	$1,301	1,475	(174)	(12)%

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2019	2018
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,195	1,409	(214)	(15)%
Selling, general and administrative	314	430	(116)	(27)%
Operating expenses - affiliates	414	413	1	—%
Depreciation and amortization	673	721	(48)	(7)%
Total operating expenses	$2,596	2,973	(377)	(13)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased $114 million, or 16%, and $214 million, or 15%, respectively, for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. The decrease in our cost of services and products (exclusive of depreciation and amortization) for both periods was primarily due to lower salaries and wages and employee related expenses from lower headcount, reduced network expenses and voice usage costs and reduced customer premises equipment from lower sales, which were slightly offset by higher right of way and dark fiber expenses.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $58 million, or 27%, and $116 million, or 27%, respectively, for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. The decrease in our selling, general and administrative expenses for both periods was primarily due to lower salaries and wages and employee related expenses from lower headcount, lower contract labor costs and declines in internal commissions, professional fees, marketing and advertising, hardware and software expenses and bad debt.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $22 million, or 11%, and $1 million, or less than 1%, respectively, for the three and six month ended June 30, 2019 as compared to the three and six months ended June 30, 2018. The change in operating expenses - affiliates for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily due to an increase in the level of services provided to us by our affiliates. Operating expenses - affiliates remained substantially unchanged for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2019	2018
	(Dollars in millions)
Depreciation	$203	214	(11)	(5)%
Amortization	134	147	(13)	(9)%
Total depreciation and amortization	$337	361	(24)	(7)%

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2019	2018
	(Dollars in millions)
Depreciation	$402	425	(23)	(5)%
Amortization	271	296	(25)	(8)%
Total depreciation and amortization	$673	721	(48)	(7)%

Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $11 million, or 5%, and $23 million, or 5%, respectively, for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. The decline in depreciation expense for both periods was primarily due to the impact of annual rate depreciable life changes partially offset by a net increase in depreciable assets.

Amortization expense decreased by $13 million, or 9%, and $25 million, or 8%, respectively, for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. The decrease in amortization expense for both periods was primarily due to the effect of using an accelerated amortization method resulting in an incremental decline in expense each period as the intangible assets amortize.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		Change	% Change
	2019	2018
	(Dollars in millions)
Interest expense	$(96)	(120)	(24)	(20)%
Interest expense - affiliates, net	(15)	(14)	1	7%
Other income, net	5	16	(11)	(69)%
Total other expense, net	$(106)	(118)	(12)	(10)%
Income tax expense	$167	81	86	106%

	Six Months Ended June 30,		Change	% Change
	2019	2018
	(Dollars in millions)
Interest expense	$(191)	(238)	(47)	(20)%
Interest expense - affiliates, net	(31)	(27)	4	15%
Other income, net	14	25	(11)	(44)%
Total other expense, net	$(208)	(240)	(32)	(13)%
Income tax expense	$338	211	127	60%

Interest Expense

Interest expense decreased by $24 million, or 20%, and $47 million, or 20%, respectively, for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 due to the redemption of approximately $1.3 billion of senior notes in the third quarter of 2018. See Note 5—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and Liquidity and Capital Resources below for additional information about our debt.

Interest Expense - Affiliates, Net

Affiliate interest expense increased by $1 million, or 7%, and $4 million, or 15%, respectively, for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. The increase in affiliate interest expense for both periods was primarily due to an increase in the weighted average interest rate from 5.466% in the second quarter of 2018 to 5.945% in the second quarter of 2019.

Other Income, Net

Other income, net reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions and components of net periodic pension and post-retirement benefit costs. Other income, net decreased by $11 million, or 69%, and $11 million, or 44% for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. The decrease in other income, net for both periods was primarily due to favorable foreign currency exchange rates in the three months ended June 30, 2018.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2019 was $167 million and $338 million, or effective tax rates of 25.9% and 26.0%, respectively, compared to $81 million and $211 million, or effective tax rates of 15.9% and 20.7%, respectively, for the three and six months ended June 30, 2018.

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

Term Loan

In 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At both June 30, 2019 and December 31, 2018, the outstanding principal balance on this term loan was $100 million.

Revolving Promissory Note

On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance owed by us under this revolving promissory note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of June 30, 2019, the weighted average interest rate was 5.945%. As of June 30, 2019 and December 31, 2018, the amended and restated revolving promissory note and the original revolving promissory note, respectively, are reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of June 30, 2019, $31 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets.

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

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the six months ended June 30, 2019, we made settlement payments of $38 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For 2019, we expect to make aggregate settlement payments of $79 million to QCII under the plan.

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

Historical Information

The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		Change
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	$1,505	1,751	(246)
Net cash used in investing activities	(797)	(1,158)	(361)
Net cash used in financing activities	(706)	(583)	123

Operating Activities

Net cash provided by operating activities decreased by $246 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to a decrease in deferred revenue and other long-term liabilities partially offset by an increase in other assets. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable and bonuses.

Investing Activities

Net cash used in investing activities decreased by $361 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to a reduction in advances to affiliates.

Financing Activities

Net cash used in financing activities increased by $123 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to an increase in dividends paid to QSC.

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

Market Risk

As of June 30, 2019, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2019, we had no such instruments outstanding nor held or issued derivative financial instruments for trading or speculative purposes.

We do not believe that there were any material changes to market risks arising from changes in interest rates for the six months ended June 30, 2019, when compared to the disclosures provided in our annual report on Form 10-K for the year ended December 31, 2018.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2018, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of June 30, 2019, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended in December 31, 2018 related to the existence and accuracy of our revenue transactions.

Remediation Plans

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we began implementing remediation plans to address the material weakness mentioned above. The material weakness will not be considered remediated until we have designed and implemented sufficient process level controls and the applicable controls operate for a sufficient period of time such that management has concluded, through testing, that these controls are operating effectively. Based on our progress to date, we expect that the remediation of the material weakness will be completed prior to the end of fiscal 2019.

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended June 30, 2019, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2019.

QWEST CORPORATION
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)