Form 10-Q
period 2019-09-30
QWEST CORP
filed 2019-11-08
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
On November 8, 2019, there was one share of common stock outstanding.

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

•
statements concerning the anticipated impact of our transactions, investments, product development, transformational projects and other initiatives, including the impact of our participation in government programs;

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

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward looking statements. Factors that could affect actual results include but are not limited to:

•	the effects of competition from a wide variety of competitive providers, including decreased demand for our more mature service offerings and increased pricing pressures;

•	the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

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

•
our ability to implement our operating plans, corporate strategies and capital allocation plans or changes in such plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,338	1,397	4,002	4,209
Operating revenue - affiliates	701	752	2,143	2,171
Total operating revenue	2,039	2,149	6,145	6,380
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	630	697	1,825	2,106
Selling, general and administrative	131	172	445	602
Operating expenses - affiliates	186	203	600	616
Depreciation and amortization	344	360	1,017	1,081
Total operating expenses	1,291	1,432	3,887	4,405
OPERATING INCOME	748	717	2,258	1,975
OTHER (EXPENSE) INCOME
Interest expense	(95)	(112)	(286)	(350)
Interest expense - affiliates, net	(15)	(15)	(46)	(42)
Other income, net	5	(26)	19	(1)
Total other expense, net	(105)	(153)	(313)	(393)
INCOME BEFORE INCOME TAXES	643	564	1,945	1,582
Income tax expense	166	111	504	322
NET INCOME	$477	453	1,441	1,260
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	5
Accounts receivable, less allowance of $41 and $41	505	546
Advances to affiliates	1,604	1,148
Other	141	147
Total current assets	2,253	1,846
Property, plant and equipment, net of accumulated depreciation of $7,530 and $6,951	8,103	8,077
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Operating lease assets	117	—
Customer relationships, net	570	893
Other intangible assets, net	329	311
Other, net	98	96
Total goodwill and other assets	10,474	10,660
TOTAL ASSETS	$20,830	20,583
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$7	11
Accounts payable	412	441
Note payable - affiliate	1,069	1,008
Accrued expenses and other liabilities
Salaries and benefits	167	251
Income and other taxes	153	140
Interest	58	55
Other	84	75
Current affiliate obligations, net	73	79
Current portion of deferred revenue	205	212
Total current liabilities	2,228	2,272
LONG-TERM DEBT	5,946	5,948
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	99	91
Deferred income taxes, net	1,001	1,098
Noncurrent operating lease liabilities	90	—
Affiliate obligations, net	698	759
Other	559	547
Total deferred credits and other liabilities	2,447	2,495
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings (accumulated deficit)	159	(182)
Total stockholder's equity	10,209	9,868
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$20,830	20,583
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,441	1,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,017	1,081
Deferred income taxes	(96)	9
Provision for uncollectible accounts	36	51
Accrued interest on affiliate note	61	43
Net loss on early retirement of debt	—	30
Changes in current assets and liabilities:
Accounts receivable	5	3
Accounts payable	(14)	(5)
Accrued income and other taxes	13	(7)
Other current assets and liabilities, net	(88)	(108)
Other current assets and liabilities - affiliates, net	(14)	(7)
Changes in other noncurrent assets and liabilities, net	6	385
Changes in affiliate obligations, net	(67)	(94)
Other, net	17	11
Net cash provided by operating activities	2,317	2,652
INVESTING ACTIVITIES
Capital expenditures	(777)	(732)
Changes in advances to affiliates	(456)	360
Proceeds from sale of property, plant and equipment and other assets	24	5
Net cash used in investing activities	(1,209)	(367)
FINANCING ACTIVITIES
Payments of long-term debt	(10)	(1,355)
Dividends paid to Qwest Services Corporation	(1,100)	(925)
Net cash used in financing activities	(1,110)	(2,280)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2)	5
Cash, cash equivalents and restricted cash at beginning of period	7	3
Cash, cash equivalents and restricted cash at end of period	$5	8
Supplemental cash flow information:
Income taxes (paid) refunded, net	$(584)	58
Interest paid (net of capitalized interest of $19 and $20)	$(281)	(366)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3	6
Restricted cash included in other noncurrent assets	2	2
Total	$5	8
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050	10,050
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	82	(353)	(182)	(713)
Net income	477	453	1,441	1,260
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $—, ($7), $— and ($50) taxes	—	19	—	147
Dividends declared to Qwest Services Corporation	(400)	(350)	(1,100)	(925)
Balance at end of period	159	(231)	159	(231)
TOTAL STOCKHOLDER'S EQUITY	$10,209	9,819	10,209	9,819
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

Recently Adopted Accounting Pronouncements

We adopted Accounting Standards Update ("ASU") 2016-02, "Leases (ASC 842)", as of January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11. Therefore, we have not restated comparative period financial information for the effects of ASC 842, and we will not make the new required lease disclosures for comparative periods beginning before January 1, 2019. Instead, we recognized ASC 842's cumulative effect transition adjustment (discussed below) as of January 1, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed us to carry forward the historical lease classification; (ii) did not require us to reassess whether any expired or existing contracts are or contain leases under the new definition of a lease; and (iii) did not require us to reassess whether previously capitalized initial direct costs for any existing leases would qualify for capitalization under ASC 842. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of right-of-use assets for existing leases.
On March 5, 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-01, "Leases (ASC 842): Codification Improvements", effective for public companies for fiscal years beginning after December 15, 2019. The new ASU aligns the guidance in ASC 842 for determining fair value of the underlying asset by lessors that are not manufacturers or dealers, with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, "Fair Value Measurement") should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. Early adoption permits public companies to adopt concurrent with the transition to ASC 842 on leases. We adopted ASU 2019-01 as of January 1, 2019.

Adoption of the new standards resulted in the recording of operating lease assets and operating lease liabilities of approximately $126 million and $133 million, respectively, as of January 1, 2019. The standards did not materially impact our consolidated net earnings and had no material impact on cash flows. Our financial position for reporting periods beginning on or after January 1, 2019 is presented under the new guidance, as discussed above, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

Recently Issued Accounting Pronouncements

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments". The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are evaluating the potential impact ASU 2016-13 will have on our financial assets measured at amortized cost including, but not limited to, customer receivables and contract asset balances.

Over the fourth quarter, we will complete our evaluation of the impact to our accounting and internal controls over financial reporting as a result of ASU 2016-13. We expect to adopt ASU 2016-13 on January 1, 2020 and recognize the impacts through a cumulative adjustment to accumulated deficit as of the date of adoption.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $5,129 and $4,806	$570	893
Other intangible assets, less accumulated amortization of $1,760 and $1,712	$329	311

As of September 30, 2019, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.1 billion. The total amortization expense for intangible assets for the three months ended September 30, 2019 and 2018 totaled $133 million and $144 million, respectively, and for the nine months ended September 30, 2019 and 2018 totaled $404 million and $440 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2019 through 2023 will be as follows:

(Dollars in millions)
2019 (remaining three months)	$131
2020	467
2021	155
2022	52
2023	39

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Total revenue	$2,039	2,149	6,145	6,380
Adjustments for non-ASC 606 revenue (1)	(123)	(82)	(375)	(240)
Total revenue from contracts with customers	$1,916	2,067	5,770	6,140
______________________________________________________________________

(1)	Includes regulatory revenue, lease revenue, sublease rental income and revenue from fiber capacity lease arrangements which are not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Customer receivables (1)	$493	518
Contract liabilities	318	207
Contract assets	75	64

(1)	Gross customer receivables of $528 million and $554 million, net of allowance for doubtful accounts of $35 million and $36 million, at September 30, 2019 and December 31, 2018, respectively.
Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to seven years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets.

The following table provides information about revenue recognized for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period (January 1, 2019 and 2018, respectively)	$4	11	269	291
Performance obligations satisfied in previous periods	—	—	—	—

Performance Obligations

As of September 30, 2019, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are partially or wholly unsatisfied is approximately $181 million. We expect to recognize approximately 98% of this revenue through 2021, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$87	60	89	58
Costs incurred	15	10	29	13
Amortization	(15)	(8)	(29)	(13)
End of period balance	$87	62	89	58

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$90	57	91	61
Costs incurred	44	29	45	20
Amortization	(47)	(24)	(47)	(23)
End of period balance	$87	62	89	58

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of communications services to customers, including labor and materials consumed for these activities.

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

(4) Leases

Our financial position for reporting periods beginning on or after January 1, 2019 is presented under the new accounting guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance, as discussed in Note 1—Background.

We primarily lease various office facilities, switching and colocation facilities, equipment and dark fiber. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
We determine if an arrangement is a lease at inception and whether that lease meets the classification criteria of a finance or operating lease. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rates. As part of the present value calculation for the lease liabilities, we use an incremental borrowing rate as the rates implicit in the leases are not readily determinable. The incremental borrowing rates used for lease accounting are based on our unsecured rates, adjusted to approximate the rates at which we could borrow on a collateralized basis over a term similar to the recognized lease term. We apply the incremental borrowing rates to lease components using a portfolio approach based upon the length of the lease term and the reporting entity in which the lease resides. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

Some of our lease arrangements contain lease components (including fixed payments, such as, rent, real estate taxes and insurance costs) and non-lease components (including common-area maintenance costs). We generally account for each component separately based on the estimated standalone price of each component. For colocation leases, we account for the lease and non-lease components as a single lease component.

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
Lease expense consisted of the following:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Dollars in millions)
Operating and short-term lease cost	$8	24
Finance lease cost:
Amortization of right-of-use assets	2	7
Interest on lease liability	1	1
Total finance lease cost	3	8
Total lease cost	$11	32

Supplemental unaudited consolidated balance sheet information and other information related to leases:

Leases (millions)	Classification on the Balance Sheet	September 30, 2019
Assets
Operating lease assets	Operating lease assets	$117
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	16
Total leased assets		$133

Liabilities
Current
Operating	Other current liabilities	$29
Finance	Current portion of long-term debt	7
Noncurrent
Operating	Noncurrent operating lease liabilities	90
Finance	Long-term debt	5
Total lease liabilities		$131

Weighted-average remaining lease term (years)
Operating leases		5.4
Finance leases		4.9
Weighted-average discount rate
Operating leases		6.71%
Finance leases		5.26%

Supplemental unaudited consolidated cash flow statement information related to leases:

Nine Months Ended September 30, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	27
Financing cash flows from finance leases	8

As of September 30, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2019 (remaining three months)	$8	2
2020	32	5
2021	30	1
2022	27	1
2023	22	1
Thereafter	36	4
Total lease payments	155	14
Less: interest	(36)	(2)
Total	119	12
Less: current portion	(29)	(7)
Long-term portion	$90	5

As of September 30, 2019, we had no material operating or finance leases that had not yet commenced.

Operating Lease Income

Qwest leases various data transmission capacity, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income is included in operating revenue in the consolidated statements of operations.

For the three and nine months ended September 30, 2019, our gross rental income was $79 million and $242 million, respectively, which represents 4% of our operating revenue for both periods. For the three and nine months ended September 30, 2018, our gross rental income was $83 million and $249 million, respectively which represents 4% of our operating revenue for both periods.

Disclosures under ASC 840

We adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption.

The future annual minimum payments under capital lease agreements as of December 31, 2018 were as follows:

Capital Lease Obligations
(Dollars in millions)
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

(5) Long-Term Debt and Revolving Promissory Note

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including unamortized discounts and premiums, unamortized debt issuance costs and (ii) note payable - affiliate:

	Interest Rates	Maturities	September 30, 2019	December 31, 2018
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2021 - 2057	$5,956	5,956
Term loan	4.050%	2025	100	100
Finance lease and other obligations	Various	Various	12	21
Unamortized (discounts) premiums, net			—	(1)
Unamortized debt issuance costs			(115)	(117)
Total long-term debt			5,953	5,959
Less current maturities			(7)	(11)
Long-term debt, excluding current maturities			$5,946	5,948
Note payable - affiliate	5.843%	2022	$1,069	1,008

Note Payable - Affiliate

On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance owed by Qwest Corporation under this revolving promissory note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of September 30, 2019, the amended and restated revolving promissory note had an outstanding balance of $1.069 billion and bore interest at a weighted-average interest rate of 5.843%. As of September 30, 2019 and December 31, 2018, the amended and restated revolving promissory note is reflected on our consolidated balance sheets as a current liability under "Note payable - affiliate". In accordance with the terms of the amended and restated revolving promissory note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is to be capitalized on such date and is to begin accruing interest. Through September 30, 2019, $104 million of such interest has been capitalized. As of September 30, 2019, $16 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.

Aggregate Maturities of Long-Term Debt

Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized premiums and discounts and unamortized debt issuance costs and excluding note payable-affiliate) maturing during the following years:

(Dollars in millions)
2019 (remaining three months)	$2
2020	5
2021	951
2022	—
2023	1
2024 and thereafter	5,109
Total long-term debt	$6,068

Compliance

As of September 30, 2019, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance lease and other obligations, as well as the input level used to determine the fair values indicated below:

		September 30, 2019		December 31, 2018
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$5,941	6,226	5,938	5,118

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

From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
IP and Data Services	$169	155	467	459
Transport and Infrastructure	716	739	2,140	2,215
Voice and Collaboration	405	449	1,250	1,369
IT and Managed Services	—	1	2	5
Regulatory Revenue	48	53	143	161
Affiliate Services	701	752	2,143	2,171
Total operating revenue	$2,039	2,149	6,145	6,380

We recognize revenue in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The USF surcharges are assigned to the products and services categories based on the underlying revenue. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

The following table provides the amount of USF surcharges and transaction taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
USF surcharges and transaction taxes	$33	28	91	93

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at September 30, 2019 aggregated to approximately $23 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

(9) Dividends

From time to time we may declare and pay dividends to our direct parent company, QSC, sometimes in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not currently limit the amount of dividends we can pay to QSC.

During the nine months ended September 30, 2019 and 2018, we declared and paid dividends of $1.1 billion and $925 million, respectively, to QSC. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

(10) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Prepaid expenses	$49	37
Contract acquisition costs	50	52
Contract fulfillment costs	28	27
Other	14	31
Total other current assets	$141	147

(11) Labor Union Contracts

As of September 30, 2019, approximately 42% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). During the third quarter of 2019, we reached new agreements with the CWA and IBEW, which represented all of the above noted represented employees. Therefore, there are no collective bargaining agreements that are scheduled to expire over the next 12 months. We believe relations with our employees continue to be generally good.

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

At September 30, 2019, we served 3.1 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

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

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Operating revenue	$2,039	2,149	6,145	6,380
Operating expenses	1,291	1,432	3,887	4,405
Operating income	748	717	2,258	1,975
Total other expense, net	(105)	(153)	(313)	(393)
Income tax expense	166	111	504	322
Net income	$477	453	1,441	1,260
For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting CenturyLink's business included in CenturyLink's reports filed with the Securities and Exchange Commission ("SEC"), including most recently its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019.
Operating Revenue

The following tables summarize our consolidated operating revenue recorded under each of our six above-described revenue categories:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2019	2018
	(Dollars in millions)
IP and Data Services	$169	155	14	9%
Transport and Infrastructure	716	739	(23)	(3)%
Voice and Collaboration	405	449	(44)	(10)%
IT and Managed Services	—	1	(1)	(100)%
Regulatory Revenue	48	53	(5)	(9)%
Affiliate Services	701	752	(51)	(7)%
Total operating revenue	$2,039	2,149	(110)	(5)%

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2019	2018
	(Dollars in millions)
IP and Data Services	$467	459	8	2%
Transport and Infrastructure	2,140	2,215	(75)	(3)%
Voice and Collaboration	1,250	1,369	(119)	(9)%
IT and Managed Services	2	5	(3)	(60)%
Regulatory Revenue	143	161	(18)	(11)%
Affiliate Services	2,143	2,171	(28)	(1)%
Total operating revenue	$6,145	6,380	(235)	(4)%
Total operating revenue decreased by $110 million, or 5%, and $235 million, or 4%, for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. The change in operating revenue for both periods was primarily due to decreases in voice and collaboration, transport and infrastructure and affiliate services. The decrease in voice and collaboration was due to a continued decline in revenue services from our local voice services. The reduction in transport and infrastructure was attributable to a continued decline in private line (including business data services).
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2019	2018
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$630	697	(67)	(10)%
Selling, general and administrative	131	172	(41)	(24)%
Operating expenses - affiliates	186	203	(17)	(8)%
Depreciation and amortization	344	360	(16)	(4)%
Total operating expenses	$1,291	1,432	(141)	(10)%

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2019	2018
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,825	2,106	(281)	(13)%
Selling, general and administrative	445	602	(157)	(26)%
Operating expenses - affiliates	600	616	(16)	(3)%
Depreciation and amortization	1,017	1,081	(64)	(6)%
Total operating expenses	$3,887	4,405	(518)	(12)%
Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased $67 million, or 10%, and $281 million, or 13%, respectively, for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. The decrease in our cost of services and products (exclusive of depreciation and amortization) for both periods was primarily due to lower salaries and wages and employee related expenses from lower headcount, reduced customer premises equipment costs from lower sales, lower voice usage costs and a decline in professional services, which were offset by higher right of way and dark fiber expenses.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $41 million, or 24%, and $157 million, or 26%, respectively, for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. The decrease in our selling, general and administrative expenses for both periods was primarily due to lower salaries and wages and employee related expenses from lower headcount, lower contract labor costs and declines in commissions, professional fees, marketing and advertising, insurance and fees, property, other taxes and bad debt expense and an increase in the amount of labor capitalized or deferred. These decreases were partially offset by higher building and network maintenance costs.

Operating Expenses - Affiliates

Operating expenses - affiliates decreased by $17 million, or 8%, and $16 million, or 3%, respectively, for the three and nine month ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. The change in operating expenses - affiliates for both periods was primarily due to the decline in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2019	2018
	(Dollars in millions)
Depreciation	$211	216	(5)	(2)%
Amortization	133	144	(11)	(8)%
Total depreciation and amortization	$344	360	(16)	(4)%

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2019	2018
	(Dollars in millions)
Depreciation	$613	641	(28)	(4)%
Amortization	404	440	(36)	(8)%
Total depreciation and amortization	$1,017	1,081	(64)	(6)%
Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $5 million, or 2%, and $28 million, or 4%, respectively, for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. The decline in depreciation expense for both periods was primarily due to the impact of annual rate depreciable life changes partially offset by a net increase in depreciable assets.

Amortization expense decreased by $11 million, or 8%, and $36 million, or 8%, respectively, for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. The decrease in amortization expense for both periods was primarily due to the effect of using an accelerated amortization method resulting in an incremental decline in expense each period as the intangible assets amortize.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		Change	% Change
	2019	2018
	(Dollars in millions)
Interest expense	$(95)	(112)	(17)	(15)%
Interest expense - affiliates, net	(15)	(15)	—	—%
Other income, net	5	(26)	31	119%
Total other expense, net	$(105)	(153)	(48)	(31)%
Income tax expense	$166	111	55	50%

	Nine Months Ended September 30,		Change	% Change
	2019	2018
	(Dollars in millions)
Interest expense	$(286)	(350)	(64)	(18)%
Interest expense - affiliates, net	(46)	(42)	4	10%
Other income, net	19	(1)	20	nm
Total other expense, net	$(313)	(393)	(80)	(20)%
Income tax expense	$504	322	182	57%
_______________________________________________________________________________
nm - Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $17 million, or 15%, and $64 million, or 18%, for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. The decrease for both periods was primarily due to the redemption of approximately $1.3 billion of senior notes in the third quarter of 2018. See Note 5—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and Liquidity and Capital Resources below for additional information about our debt.

Interest Expense - Affiliates, Net

Affiliate interest expense remained substantially unchanged for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Affiliated interest expense increased by $4 million, or 10%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase in affiliate interest expense was primarily due to an increase in the principal balance of the note payable - affiliate resulting from the capitalization of interest in Q3 2019.

Other Income, Net

Other income, net reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions and components of net periodic pension and post-retirement benefit costs. Other income, net increased by $31 million and $20 million, for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. The increase in other income, net for both periods was primarily due to the $34 million loss on debt redemption during the third quarter of 2018.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2019 was $166 million and $504 million, or effective tax rates of 25.8% and 25.9%, respectively, compared to $111 million and $322 million, or effective tax rates of 19.7% and 20.4%, respectively, for the three and nine months ended September 30, 2018. The change in the effective tax rate for the nine months ended September 30, 2019 was primarily due to favorable accounting elections made in 2018. These positions created a favorable 5.1% impact to the rate for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

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

Term Loan

In 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At both September 30, 2019 and December 31, 2018, the outstanding principal balance on this term loan was $100 million.

Revolving Promissory Note

On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance owed by us under this revolving promissory note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of September 30, 2019, the weighted average interest rate was 5.843%. As of September 30, 2019 and December 31, 2018, the amended and restated revolving promissory note and the original revolving promissory note, respectively, are reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of September 30, 2019, $16 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets.

For additional information about our indebtedness, see Note 5—Long-Term Debt and Revolving Promissory Note.

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

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the nine months ended September 30, 2019, we made settlement payments of $56 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For 2019, we expect to make aggregate settlement payments of $79 million to QCII under the plan.

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

For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2018 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2018. The FCC released a Notice of Proposed Rulemaking on August 1, 2019 to begin the process of developing rules for the Rural Digital Opportunity Fund which is expected to ultimately succeed CAF Phase 2. The content, timing and final implementation rules and the impact on CenturyLink are not known at this time.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		Change
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	$2,317	2,652	(335)
Net cash used in investing activities	(1,209)	(367)	842
Net cash used in financing activities	(1,110)	(2,280)	(1,170)

Operating Activities

Net cash provided by operating activities decreased by $335 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to a decrease in deferred revenue and other long-term liabilities. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable and bonuses.

Investing Activities

Net cash used in investing activities increased by $842 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to an increase in advances to affiliates.

Financing Activities

Net cash used in financing activities decreased by $1.2 billion for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to the decrease in payments of debt during the nine months ended September 30, 2019. In the third quarter of 2018, Qwest Corporation redeemed $1.3 billion of notes payable.

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

CenturyLink is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters.

Market Risk

As of September 30, 2019, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2019, we had no such instruments outstanding nor held or issued derivative financial instruments for trading or speculative purposes.

We do not believe that there were any material changes to market risks arising from changes in interest rates for the nine months ended September 30, 2019, when compared to the disclosures provided in our annual report on Form 10-K for the year ended December 31, 2018.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2018, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of September 30, 2019, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended in December 31, 2018 related to the existence and accuracy of our revenue transactions.

Remediation Plans

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we began implementing remediation plans to address the material weakness mentioned above. The material weakness will not be considered remediated until we have designed and implemented sufficient process level controls and the applicable controls operate for a sufficient period of time such that management has concluded, through testing, that these controls are operating effectively. Based on our progress to date, we expect that the remediation of the material weakness will be completed as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We currently expect, however, to implement changes in our internal control over financial reporting during the fourth quarter of 2019 in connection with the remediation efforts discussed above.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended September 30, 2019, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2019.

QWEST CORPORATION
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)