Form 10-K
period 2019-12-31
QWEST CORP
filed 2020-03-05
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐        No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒        No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On March 5, 2020, one share of common stock was outstanding. None of Qwest Corporation's common stock is held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," "the Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation and its consolidated subsidiaries, references to "QCII" refer to QSC's direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries and references to "CenturyLink" refer to QCII's direct parent company and our ultimate parent company, CenturyLink, Inc., and its consolidated subsidiaries including Level 3 Parent, LLC, referred to as "Level 3".

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

•
statements about our liquidity, profitability, profit margins, tax position, tax rates, asset values, contingent liabilities, growth opportunities and growth rates, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, debt leverage, capital allocation plans, financing alternatives and sources, and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

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

•
the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, special access, universal service, broadband deployment, data protection, privacy and net neutrality;

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

•	the potential negative impact of customer complaints, governmental investigation or service outages impacting us or our industry;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to collect our receivables from financially troubled customers;

•	CenturyLink's ability to use its net operating loss carryforwards in the amounts projected;

•	any adverse developments in legal or regulatory proceedings involving us or our affiliates, including CenturyLink;

•	changes in tax, communications, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies, practices or assumptions, including changes that could potentially require additional future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

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

For a discussion of certain risks applicable to our business, see “Risk Factors” in Item 1A of Part I of this report. The summary financial information in this Item 1 should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of Part II of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

Financial Highlights
The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2019	2018	2017(1)
	(Dollars in millions)
Operating revenue	$8,157	8,493	8,550
Operating expenses	5,273	5,833	6,237
Operating income	$2,884	2,660	2,313
Net income	$1,827	1,665	1,657
_______________________________________________________________________________

(1)
The enactment of the Tax Cuts and Jobs Act in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax benefit of $555 million.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2019	2018
	(Dollars in millions)
Total assets	$20,999	20,583
Total long-term debt(1)	5,951	5,959
Total stockholder's equity	10,117	9,868
_______________________________________________________________________________

(1)
Total long-term debt does not include note payable-affiliate. For additional information on our total long-term debt, see Note 5—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this report. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future Contractual Obligations" in Item 7 of Part II of this report.

Substantially all of our long-lived assets are located in the United States and substantially all of our total consolidated operating revenue is from customers located in the United States.
Operations
For the reasons noted in Note 13—Products and Services Revenue to our consolidated financial statements in Item 1 of Part I of this report, we believe we have one reportable segment.
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

Voice and Collaboration

•
Voice. We offer to our business and residential customers a complete portfolio of traditional Time Division Multiplexing ("TDM") voice services to businesses and enterprises including Primary Rate Interface (“PRI”) service, local inbound service, switched one-plus, toll free, long distance and international services.

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

Affiliate Revenue

•
Affiliate Services. We provide our affiliates, with telecommunication services that we also provide to external customers. Please see our products and services listed above for further description of these services. In addition, we provide to our affiliates computer system development and support services, network support and technical services.

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

For additional information about us and our ultimate parent, CenturyLink, Inc., please refer to the periodic reports filed by CenturyLink, Inc. with the SEC, which can be accessed by visiting the websites listed below under “Website Access and Important Investor Information.”

Our Network

Most of our products and services are provided using our telecommunications network, which consists of fiber-optic and copper cables, high-speed transport equipment, data switches and routers, voice switches and other equipment. Our local exchange carrier networks also include central offices and remote site assets, and form a portion of the public switched telephone network. We operate part of our network with leased assets, and a substantial portion of our equipment with licensed software.

We continue to enhance and expand our network by deploying various technologies to provide additional capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to changes in technology and customer demands, including demands for enhanced digitization, automation and customer self-service capabilities. In addition, we anticipate that continued increases in internet usage by our customers will require us to make significant capital expenditures to increase network capacity or to implement network management practices to alleviate network capacity shortages. The FCC's stringent definition of broadband service and consumers' demand for faster transmission speeds could create additional requirements for higher capital spending. Any such additional expenditure could adversely impact our results of operations and financial condition.

Similarly, we continue to take steps to simplify and modernize our network. To attain our objectives, we plan to continue to pursue several complex projects that we expect will be costly and may take several years to complete. The costs of these projects could materially increase if we conclude that we need to replace any portion or all of our legacy systems.

Like other large communications companies, we are a constant target of cyber-attacks of varying degrees, which has caused us to spend increasingly more time and money to deal with increasingly sophisticated attacks. Some of the attacks result in security breaches, and we periodically notify our customers, our employees, our regulators or the public of these breaches when necessary or appropriate. None of these resulting security breaches to date have materially adversely affected our business, results of operations or financial condition.

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

We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices, or are named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties, or receive request to indemnify customers who allege that their use of our products or services caused them to be names in an infringement proceeding. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors—Risks Affecting Our Business” in Item 1A of Part I of this report, and Note 16—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report.

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

Federal Regulation

General

The FCC regulates the interstate services we provide, including the business data service charges we bill for wholesale network transmission and intercarrier compensation, including the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates several aspects of our business related to international communications services, privacy, public safety and network infrastructure, including our access to and use of local telephone numbers and our provision of emergency 911 services.

Universal Service

In 2015, CenturyLink accepted Connect America Fund or "CAF" funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF II high-cost support program. Of these amounts, approximately $150 million is attributable to our service area, to provide service to approximately 0.3 million rural households and business in 13 of the 14 states in which we are an ILEC. The funding from the CAF II support program in these 13 states has substantially replaced the funding from the interstate USF high-cost program that we previously utilized to support voice services in high-cost rural markets in these 13 states. As a result of accepting CAF II support payments, we are obligated to make substantial capital expenditures to build infrastructure by certain specified milestone deadlines. For information on the risks associated with participating in this program, see "Risk Factors—Risks Relating to Legal and Regulatory Matters" in Item 1A of Part I of this report.

On January 30, 2020, the FCC approved an order creating the Rural Digital Opportunity Fund (the “RDOF”), which is a new federal support program designed to follow the CAF Phase II program. Through the RDOF, the FCC plans to award up to $20.4 billion in support payments, beginning January 1, 2022, to communications providers to bring broadband services to unserved areas through multi-round reverse auctions. The FCC plans to conduct the first auction late in 2020. The FCC’s order also provides for price cap carriers like us to receive an additional year of CAF II funding in 2021. Because we are in the very early stages of analyzing this opportunity, we cannot predict its ultimate impact on us or our affiliates, including CenturyLink.

For additional information about the potential financial impact of the CAF II program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Broadband Regulation

In February 2015, the FCC adopted an order classifying Broadband Internet Access Services ("BIAS") under Title II of the Communications Act of 1934 and applying new regulations. In December 2017, the FCC voted to repeal most of those regulations and the classification of BIAS as a Title II service and to preempt states from imposing substantial regulations on broadband. Opponents of this change have appealed this action in federal court and have advocated in favor of re-instituting regulation of Internet services under Title II of the Communications Act. Several states have also opposed the change and have initiated state executive orders or introduced legislation focused on state-specific Internet service regulation. In October 2019, the federal court upheld the FCC’s classification decision but vacated a part of its state preemption ruling. The court also requested the FCC to make further findings relating to its classification decision. Numerous parties have sought further appellate review of this decision. The result of these appeals is pending and the potential impact to us is currently unknown.

State Regulation of Domestic Operations

In recent years, most states have reduced their regulation of ILECs, including our ILEC operations. Nonetheless, some state regulatory commissions continue to (i) set the rates that telecommunication companies charge each other for exchanging traffic, (ii) administer support programs designed to subsidize the provision of services to high-cost rural areas, (iii) regulate the purchase and sale of ILECs, (iv) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (v) limit ILECs' ability to borrow and pledge their assets, (vi) regulate transactions between ILECs and their affiliates and (vii) impose various other service standards. In most states, local voice service, switched and business data services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region.

We operate in states where traditional cost recovery mechanisms, including rate structures and state USF, are under evaluation or have been modified. The 2017 changes to the federal tax code prompted several states to review the potential impact to regulated rates. As laws and regulations change, there can be no assurance that these mechanisms will continue to provide us with any cost recovery.

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

Competition

General

We compete in a rapidly evolving and highly competitive market, and we expect intense competition from a wide variety of sources under evolving market conditions to continue. In addition to competition from larger telecommunication service providers, we are facing increasing competition from cable and satellite companies, wireless providers, technology companies, cloud companies, broadband providers, device providers, resellers, sales agents facilities-based providers, and smaller more narrowly focused niche providers. Further technological advances and regulatory and legislative changes have increased opportunities for a wide range of alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the communications industry has, in recent years, experienced substantial consolidation, and some of our competitors in one or more lines of our business are generally larger, have stronger brand names, have more financial and business resources and have broader service offerings than we currently do.

The Telecommunications Act of 1996, which obligates ILECs to permit competitors to interconnect their facilities to the ILEC's network and to take various other steps that are designed to promote competition, imposes several duties on an ILEC if it receives a specific request from another entity which seeks to connect with or provide services using the ILEC's network. In particular, each ILEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory "unbundled" access to specific portions of the ILEC's network and (iii) permit competitors, on terms and conditions (including rates) that are just, reasonable and nondiscriminatory, to colocate their physical plant on the ILEC's property, or provide virtual colocation if physical colocation is not practicable. Current FCC rules require ILECs to lease a network element only in those situations where competing carriers genuinely would be impaired without access to such network elements, and where the unbundling would not interfere with the development of facilities-based competition.

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

As a result of these regulatory, consumer and technological developments, ILECs also face competition from competitive local exchange carriers, or CLECs, particularly in densely populated areas. CLECs provide competing services through (i) reselling an ILEC's local services, (ii) using an ILEC's unbundled network elements (iii) operating their own facilities or (iv) a combination thereof.

We compete to provide services to business customers based on a variety of factors, including the comprehensiveness and reliability of our network, our data transmission speeds, price, the latency of our available intercity and metro routes, the scope of our integrated offerings, the reach and peering capacity of our IP network, and customer service. Depending on the applicable market and requested services, competition can be intense, especially if one or more competitors in the market have network assets better suited to the customer’s needs or are offering faster transmission speeds or lower prices.

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

With respect to providing our services to residential customers, technology advancements have increased both the quantity and type of competitors that we compete with for our services. More specifically, voice services face significant product and technology substitution. Additionally, cable companies have increased broadband speeds and continue to compete with our broadband services, and wireless carriers' latest generation technologies are allowing them to more directly compete with our Broadband services. The fragmentation of the video market with the proliferation of Over the Top providers has made it difficult for us to offer a cost-effective video product. Lastly, the regulatory environment in which we operate, while it provides us certain advantages, can make us less nimble than cable, wireless, and other technology companies.

As a result, our strategy is to continue to invest in our network with fiber solutions to increase connection speeds and service quality, partner with video providers such as DIRECTV to provide video and content options to customers, and encourage customers to bundle voice services by providing a high quality voice connection with discounts for bundling. In addition, we believe initiatives to improve the customer experience and digital experience should increase customer loyalty over time.

The consumer market for broadband services is mature, with a significant portion of households already receiving those services. We compete for customers on the basis of pricing, packaging of services and features and quality of service. In order to remain competitive, we believe continually increasing connection speeds is important. As a result, we continue to invest in our network, which allows for the delivery of higher speed broadband services.

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

Environmental Matters

From time to time we may incur environmental compliance and remediation expenses, mainly resulting from owning or operating prior industrial sites or operating vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations or provide you with any assurances regarding the ultimate impact thereof, we do not currently believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations. For additional information, see (i) "Risk Factors—Risks Relating to Legal and Regulatory Matters" and "Risk Factors—Other Risks—We face risks from natural disasters and extreme weather, which can disrupt our operations and cause us to incur additional capital and operating costs" in Item 1A of Part I of this report and (ii) Note 16—Commitments, Contingencies and Other Items included in Item 8 of Part II of this report.

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

Employees

At December 31, 2019, we had approximately 17,700 employees, of which approximately 7,500 are members of either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this report and see Note 18—Labor Union Contracts to our consolidated financial statements in Item 8 of Part II of this report for a discussion of risks relating to our labor relations, for additional information on the timing of certain contract expirations.

Website Access and Important Investor Information

Our website is the same as that of our ultimate parent company, CenturyLink, which is www.centurylink.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this report or any other periodic reports that we file with the SEC. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports in the "Investor Relations" section of our website (ir.centurylink.com) under the heading "SEC Filings." These reports are available on our website and on the SEC's website at www.sec.gov. From time to time CenturyLink also uses the website to webcast their earnings calls and certain of their meetings with investors or other members of the investment community.

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

As a large complex organization, we are from time to time subject to litigation, disputes, governmental or internal investigations, service outages, security breaches or other adverse events, or are engaged in discussions regarding a wide range of business or strategic initiatives. We typically publicly disclose these events only when we determine these disclosures to be material to investors or otherwise required by applicable law, or with respect to pending negotiations, when we have entered into a preliminary or definitive agreement.

We typically disclose material non-public information by disseminating press releases, making public filings with the SEC, or disclosing information during publicly accessible meetings or conference calls. Nonetheless, from time to time we have used, and intend to continue to use, our website and social media accounts to augment our disclosures.

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

For many of our services, we can effectively compete only if we can quickly and efficiently (i) quote and accept customer orders, (ii) provision and initiate ordered services, (iii) provide customers with adequate means to manage their services and (iv) accurately bill for our services. To attain these objectives, we believe we must digitally transform our service support processes to permit greater automation and customer self-service options. This digital transformation is complex and will require a substantial amount of resources, especially in light of the multiplicity of our systems. Development of systems designed to support this transformation will continuously require our personnel and third-party vendors to, among other things, (i) adjust to changes in our offerings and customers’ preferences, (ii) simplify our processes, (iii) improve our data management capabilities, (iv) eliminate inconsistencies between our legacy and acquired operations, (v) eliminate older support systems that are costly or obsolete, (vi) develop uniform practices and procedures, and (vii) automate them as much as possible. These undertakings will be challenging and time consuming, and we cannot assure you that they will be successful. Our competitive position could be adversely impacted if we fail to continuously develop viable service support systems that are satisfactory to our current and potential customers.

We could experience difficulties in consolidating, integrating, updating and simplifying our technical infrastructure.

Our ability to consolidate, integrate, update and simplify our systems and information technology infrastructure in response to our growth and changing business needs is very important to our ability to develop and maintain attractive product and service offerings and to interface effectively with our customers. As discussed further under “Business-Our Network” in Item 1 of CenturyLink’s Annual Report on Form 10-K for the year ended December 31, 2019, CenturyLink is currently undertaking several complex, costly and multi-year projects to simplify, consolidate and modernize its network, which combines our legacy network and other networks acquired in the past. Delays in the completion of these projects have hampered our progress, and any additional delays may lead to increased project costs or operational inefficiencies. In addition, there may be issues related to our expanded or updated infrastructure that are not identified by our testing processes, and which may only become evident after we have started to fully utilize the redesigned systems. Our failure to modernize, consolidate and upgrade our technology infrastructure could have adverse consequences, including the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, network instabilities, increased operating or acquisition integration costs, service or billing interruptions or delays, service offering inconsistencies, customer dissatisfaction, and the diversion of development resources. In addition, our dedication of significant resources to these projects could divert attention from ongoing operations and other strategic initiatives. Any or all of the foregoing developments could have a negative impact on our business, results of operations, financial condition and cash flows.

We may not be able to compete successfully against current or future competitors.

Each of our offerings to our customers face increasingly intense competition from a wide variety of sources under evolving market conditions. In particular, (i) aggressive competition from a wide range of communications and technology companies has limited the prospects for several of our offerings to our customers; (ii) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our wireline voice customers and (iii) strong competition from cable companies has impacted our customers. We also face competition from cloud companies, broadband providers, software developers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. We expect these trends will continue. For more detailed information, see "Business—Competition" in Item 1 of this report.

Some of our current and potential competitors (i) offer products or services that are substitutes for our traditional wireline voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) offer products or services with features that we cannot readily match in some or all of our markets, (iv) install their services more quickly than we do, (v) have greater marketing, engineering, research, development, technical, provisioning, customer relations, financial or other resources, (vi) have larger or more diverse networks with greater transmission capacity, (vii) conduct operations or raise capital at a lower cost than us, (viii) are subject to less regulation, which we believe enables such competitors to operate more flexibly than us with respect to certain offerings, (ix) offer services nationally or internationally to a larger geographic area or larger base of customers, (x) have substantially stronger brand names, which may provide them with greater pricing power than ours, (xi) have deeper or more long standing relationships with key customers, or (xii) have larger operations than ours, which may enable them to compete more successfully in recruiting top talent, entering into operational or strategic partnerships or acquiring companies. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructure more quickly, to adapt more swiftly to changes in technologies or customer requirements, to devote greater resources to the marketing and sale of their products and services, to provide more comprehensive customer service, to provide greater resources to research and development initiatives and to take advantage of business or other opportunities more readily.

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

The communications industry has been and continues to be impacted by significant technological changes, which in general are enabling a much broader array of companies to compete with us. Many of these technological changes are (i) enabling customers to reduce or bypass use of our networks, (ii) displacing or reducing demand for our services, or (iii) enabling the development of competitive products or services. For years, the development of wireless and Internet-based voice and non-voice communications technologies and social media platforms have significantly reduced demand for our traditional voice services, and these trends continue. More recently, continuous improvements in wireless data technologies have enabled wireless carriers to offer competing data transmission products that are highly convenient to use, and we expect this trend to continue as technological advances enable these carriers to carry greater amounts of data faster and with less latency. Technological advancements have also permitted cable companies and other of our competitors to deliver generally faster average broadband transmission speeds than ours. Developments in software have permitted new competitors to offer affordable networking products that historically required more expensive hardware investment. To enhance the competitiveness of certain of our services, we will likely be required to spend additional capital to install more fiber optic cable or to augment the capabilities of our copper-based services.

We may not be able to accurately predict or respond to changes in technology or industry standards, or to the introduction of newly-offered services. Any of these developments could make some or all of our offerings less desirable or even obsolete, which would place downward pressure on our market share and revenue. These developments could also require us to (i) expend capital or other resources in excess of currently contemplated levels to enhance our network or develop products or services, (ii) forego the development or provision of products or services that others can provide more efficiently, or (iii) make other changes to our operating plans, corporate strategies or capital allocation plans, any of which could be contrary to the expectations of our security holders or could adversely impact our business operating results.

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

In order to compete effectively and respond to changing market conditions, we must continuously offer products and services on terms and conditions that allow us to retain and attract customers and to meet their evolving needs. To do so, we must continuously (i) invest in our network, (ii) develop, test and introduce new products and services and (iii) rationalize and simplify our offerings by eliminating older or overlapping products or services. Our ability to maintain attractive products and services and to successfully introduce new product or service offerings on a timely and cost-effective basis could be constrained by a range of factors, including network limitations, support system limitations, limited capital, an inability to attract key personnel with the necessary skills, intellectual property constraints, inadequate digitization or automation, technological limits or an inability to act as quickly or efficiently as other competitors. Network service enhancements and product launches could take longer or cost more money than expected due to a range of factors, including software issues, supplier delays, testing delays, permitting delays, or network incompatibility issues. In addition, new product or service offerings may not be widely accepted by our customers. Our business could be materially adversely affected if we are unable to maintain competitive products and services and to timely and successfully develop and introduce new products or services.

Several of our services continue to experience declining revenue, and our efforts to offset these declines may not be successful.

Primarily as a result of the competitive and technological changes discussed above, we have experienced a prolonged systemic decline in our local voice, long-distance voice, network access and private line revenue. Consequently, we have experienced declining consolidated revenue for a prolonged period. More recently, we have experienced declines in revenue derived from the sale of certain other products and services.

We have taken a variety of steps to counter these declines in revenue, including an increased focus on selling services in greater demand. However, for the reasons described elsewhere in this report, we have thus far been unable to reverse our annual revenue losses. In addition, most of our more recent product and service offerings generate lower profit margins than our traditional services, and some can be expected to experience slowing or no growth in the future. Accordingly, you should not assume that we will be successful in attaining our goal of achieving future revenue growth.

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

To safeguard our systems and data stored thereon, we strive to maintain effective security measures, disaster recovery plans, business contingency plans and employee training programs, and to continuously upgrade these safeguards. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, ransomware, distributed denial-of-service attacks, or other forms of cyber-attacks or similar events. These threats may derive from human error, hardware or software vulnerabilities, aging equipment or accidental technological failure. These threats may also stem from fraud, malice or sabotage on the part of employees, third parties or foreign nations, including attempts by outside parties to fraudulently induce our employees or customers to disclose or grant access to our data or our customers’ data, potentially including information subject to stringent domestic and foreign data protection laws governing personally identifiable information, protected health information or other similar types of sensitive data. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers. Various other factors could intensify these risks, including, (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open and software-defined networks, (iii) the complexity of our multi-continent network composed of legacy and acquired properties, (iv) growth in the size and sophistication of our customers and their service requirements, and (v) increased use of our network due to greater demand for data services.

Similar to other large communications companies, we are a constant target of cyber-attacks of varying degrees. Although some of these attacks have resulted in security breaches, thus far, none of these breaches have resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that the risk of breaches is likely to increase due to several factors, including the increasing sophistication of cyber-attacks and the wider accessibility of cyber-attack tools. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume that we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks. Any such future security breaches or disruptions could materially adversely affect our business, results of operations or financial condition, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions.

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

Due to these factors, from time to time in the ordinary course of our business we experience disruptions in our service. We could experience more significant disruptions in the future, especially if network traffic continues to increase and we continue to assume greater responsibility for managing our customers' critical systems and networks.

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

We believe our industry is by its nature more prone to reputational risks than many other industries. Our ability to attract and retain customers depends in part upon external perceptions of our products, services, management integrity and financial performance. Customer complaints, governmental investigations, outages, or other service failures of networks operated by us could cause substantial adverse publicity affecting us. Similar events impacting other operators could indirectly harm us by causing substantial adverse publicity affecting our industry in general. In either case, press coverage, social media messaging or other public statements that insinuate improper actions by us or other operators, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation, governmental investigations or additional regulations. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees. We could suffer similar adverse effects if shareholders, financial analysts or other financial professionals issue public statements that cast us or our industry in a negative light. Any of these developments could adversely affect our business, results of operations, financial condition, cash flows, prospects and the value of our securities.

In mid-2017, a former employee alleged that we had engaged in sales-related misconduct. Later that year, a special committee of CenturyLink's independent directors formed to investigate these allegations concluded, among other things, that systems and human error had contributed to inaccurate consumer billings. Since then we have implemented several changes to improve our customers’ experience and have settled various claims with private and state litigants relating to our consumer billing practices. While we believe we have largely mitigated the issues identified by our 2017 investigation, we cannot assure you that all of our service support issues have been addressed to the full satisfaction of our customers. Nor can we assure you that customers, governmental agencies or employees will not raise further concerns about our operations in the future.

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

We rely on various patents, copyrights, trade names, trademarks, service marks, trade secrets and other similar intellectual property rights, as well as confidentiality agreements and procedures, to establish and protect our proprietary rights. These steps, however, may not fully protect us. Others may independently develop technologies that are substantially equivalent, superior to, or otherwise competitive to the technologies we employ in our services, or may intentionally or unintentionally infringe on our intellectual property. Moreover, we may be unable to prevent our current or former employees from using or disclosing to others our proprietary information. Enforcement of our intellectual property rights may depend on initiating legal actions against parties who infringe or misappropriate our proprietary information, but these actions may not be successful, even when our rights have been infringed. If we are unsuccessful in protecting or enforcing our intellectual property rights, our business, competitive position, results of operations and financial condition could be adversely affected.

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

Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to existing or newly-built networks, owned or leased by them, thereby reducing our revenue. For additional information, see "Management's Discussion and Analysis of Financial Condition included in Item 7 of this report.

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

Our operations and financial performance could be adversely affected if our relationships with any of these other communications companies are unable or unwilling to continue to engage with us for any reason, including financial distress, bankruptcy, strikes, regulatory impediments, legal disputes or commercial differences.

Reliance on other key suppliers and vendors. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches and related components. We also rely on a limited number of software vendors, content suppliers or other parties to assist us with operating, maintaining and administering our business. If any of these suppliers experience interruptions or other problems delivering their products or services on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers and may be adversely affected if third parties assert patent infringement claims against our suppliers or us. Similarly, in certain instances we have access to only a limited number of alternative suppliers or vendors. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement equipment, software, supplies, services, utilities or programming on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

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

We provide services to various governmental agencies with responsibility for national security or law enforcement. These governmental contracts impose significant requirements on us relating to network security, information storage and other matters, and in certain instances impose on us additional heightened responsibilities, including requirements related to the composition of CenturyLink's Board of Directors. While we expect to continue to comply fully with all of our obligations under these contracts, we cannot assure you of this. The consequences of violating these contracts could be severe, potentially including the revocation of our Federal Communications Commission (the "FCC") licenses in the U.S. (in addition to being suspended or debarred from government contracting, as noted above.)

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

As of December 31, 2019, approximately 42% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. Our mixed workforce of represented and non-represented personnel could induce additional organizational activities. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits. In particular, retirement benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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

Our major contracts subject us to various risks.

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

Asset dispositions could have a detrimental impact on us or the holders of our securities.

We may consider disposing of other assets or asset groups from time to time in the future. We may not be able to divest any such assets on terms that are attractive to us, or at all. In addition, if we agree to proceed with any such divestitures of assets, we may experience operational difficulties segregating them from our retained assets and operations, which could impact the execution or timing for such dispositions and could result in disruptions to our operations or claims for damages, among other things. Moreover, such dispositions could reduce our cash flows and make it harder for us to fund all of our cash requirements.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.

Unfavorable general economic conditions, including unstable economic and credit markets, or depressed economic activity caused by trade wars, epidemics, pandemics or other factors, could negatively affect our business. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers operating under budgetary constraints. Any one or more of these circumstances could continue to depress our revenue. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, weak economic conditions could adversely affect our operating results, financial condition, and liquidity.

For additional information about our business and operations, see "Business" in Item 1 of this report.

Risks Relating to Legal and Regulatory Matters

We operate in a highly regulated industry and are therefore exposed to restrictions on our operations and a variety of risks relating to such regulation.

General. Our operations are regulated by the FCC, various state utility commissions and occasionally by local agencies. Our operations are also subject to potential investigation and legal action by the Federal Trade Commission ("FTC") and other federal and state regulatory authorities over issues such as consumer marketing, competitive practices, and privacy protections.

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

We are subject to numerous requirements and interpretations under various federal, state and local laws, rules and regulations, which are often quite detailed and occasionally in conflict with each other. Accordingly, we cannot ensure that we will always be considered to be in compliance with all these requirements at any single point in time (as discussed further elsewhere herein). Our inability or failure to comply with the telecommunications and other laws in territories where we operate could prevent us from commencing or continuing to provide service therein.

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

Federal and state agencies that dispense support program payments can, and from time to time do, reduce the amount of those payments to us and other carriers.

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

Risk of investigations and fines. Various governmental agencies, including state attorneys general, with jurisdiction over our operations have routinely in the past investigated our business practices either in response to customer complaints or on their own initiative, and are expected to continue to do the same in the future. These investigations can potentially result in enforcement actions, litigation, fines, settlements or reputational harm, or could cause us to change our sales practices or operations. We typically publicly disclose the existence or outcome of these investigations, or our own internal investigations, only when we determine these disclosures to be material to investors or otherwise required by applicable law.

We have recently paid certain regulatory fines associated with network or service outages, particularly with respect to outages impacting the availability of emergency - 911 services. Federal and state regulators continue to be focused on 911 service reliability and we believe this trend will continue.

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

Our participation in the FCC's Connect America Fund ("CAF") II support program poses certain risks.

Our participation in the FCC's CAF II support program subjects us to certain financial risks. If we fail to attain certain specified infrastructure buildout requirements, the FCC could withhold future CAF support payments until these shortcomings are rectified. In addition, if we are not in compliance with FCC measures by the end of the CAF II program, we would incur substantial penalties. To comply with the FCC's buildout requirements, we believe we will need to dedicate a substantial portion of our future capital expenditure budget to the construction of new infrastructure. The CAF-related expenditures could reduce the amount of funds we are willing or able to allocate to other initiatives or projects. The FCC has determined it will use reverse auctions to award support under a new fund following the completion of CAF Phase II. We cannot assure you that any funding that CenturyLink or we pursue and receive through these upcoming auctions will be sufficient to replace our current CAF support payments.

Regulation of the Internet and data privacy could substantially impact us.

Since the creation of the Internet, there has been extensive debate about whether and how to regulate Internet service providers. A significant number of U.S. congressional leaders, state elected officials and various consumer interest groups have long advocated in favor of extensive regulation. In 2015, the FCC adopted new regulations that regulated broadband services as a public utility under Title II of the Communications Act of 1934. The FCC voted to repeal most of those regulations in December 2017 and preempted states from imposing substantial regulations of their own, opponents of the rescission judicially challenged this action and continue to advocate in favor of re-instituting extensive federal regulation. In addition, California and other states have adopted, or are considering adopting, legislation or regulations that govern the terms of internet services. In October 2019, a federal court upheld the FCC’s classification decision but vacated a part of its preemption ruling. The court also remanded to the FCC for further findings relates to the classification decision. Numerous parties have sought further appellate review of this decision. The related result of these further appeals is pending. Depending on the scope of such current and future federal or state regulation and judicial proceedings regarding these matters, the imposition of heightened regulation of our Internet operations could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of operating, maintaining and upgrading our network, and otherwise negatively impact our current operations. As the significance of the Internet continues to expand, foreign governments similarly may adopt new laws or regulations governing the Internet. We cannot predict the outcome of any such changes.

California and other states have adopted, or are considering adopting, data privacy laws. These laws are complex and not consistent across jurisdictions. Although we cannot predict the ultimate outcomes of this growing trend toward additional regulation, we expect it will increase our operating costs and heighten our regulatory risk.

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

Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, the trading price of our securities and our ability to access the capital markets.

There are several material proceedings pending against CenturyLink and its affiliates, as described in Note 19—Commitments and Contingencies to the consolidated financial statements included in Item 8 of Part II of CenturyLink's annual report on Form 10-K for the year ended December 31, 2019, and certain material proceedings pending against us, as described in Note 16—Commitments, Contingencies and Other Items in Item 8 of this report. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. For each of these reasons, any of the proceedings described in Note 16—Commitments, Contingencies and Other Items in Item 8 of this report, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the trading price of our securities and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on us.

We are subject to franchising requirements that could impede our expansion opportunities or result in potential fines or penalties.

We may be required to obtain from municipal authorities operating franchises to install or expand certain facilities related to our fiber transport operations, and certain of our other services. Some of these franchises may require us to pay franchise fees, and may require us to pay fines or penalties if we violate or terminate our related contractual commitments. In some cases, certain franchise requirements could delay us in expanding our operations or increase the costs of providing these services.

We are exposed to risks arising out of recent legislation affecting U.S. public companies.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, have increased our legal and financial compliance costs and made some activities more time consuming. Any failure to comply with these laws and regulations, including any failure to timely complete annual assessments of our internal controls could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or our reputation with investors, lenders or others.

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

Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of December 31, 2019, the aggregate principal amount of our consolidated long-term debt, excluding unamortized premiums and discounts, unamortized debt issuance costs and finance lease and other obligations, was $6.1 billion (excluding our note payable - affiliate of $1.1 billion), which was included in CenturyLink's consolidated long-term debt of $34.8 billion as of that date. As of the filing date of this report, $7.0 billion aggregate principal amount of CenturyLink's consolidated debt securities is scheduled to become payable prior to December 31, 2022. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of CenturyLink, the credit markets or the economy generally.

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

•	hindering our ability to capitalize on business opportunities and to plan for or react to changing market, industry, competitive or economic conditions;

•	increasing our future borrowing costs;

•	limiting or precluding us from entering into commercial, hedging or other financial arrangements with vendors, customers or other business partners;

•	making us more vulnerable to economic or industry downturns, including interest rate increases;

•	placing us at a competitive disadvantage compared to less leveraged competitors;

•	increasing the risk that we will need to sell securities or assets, possibly on unfavorable terms, or take other unfavorable actions to meet payment obligations; or

•
increasing the risk that we may not meet the financial covenants contained in our debt agreements or timely make all required debt payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

The effects of each of these factors could be intensified if we increase our borrowings.

A portion of our indebtedness continues to bear interest at variable rates. If market interest rates increase, our variable-rate debt will have higher debt service requirements, which could adversely impact our cash flows and financial condition. If such rate increases are significant and sustained, these impacts could be material.

Any failure to make required debt payments could, among other things, adversely affect our ability to conduct operations or raise capital.

Subject to certain limitations, our debt agreements and the debt agreements of CenturyLink and its other subsidiaries allow us to incur additional debt, which could exacerbate the other risks described in this report.

Subject to certain limitations and restrictions, the current terms of our debt instruments and the debt instruments of CenturyLink and its other subsidiaries permit us or them to incur additional indebtedness, including additional borrowings under CenturyLink's revolving credit facility. Incremental borrowings that impose additional financial risks could exacerbate the other risks described in this report.

We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all.

We have a significant amount of indebtedness that we intend to refinance over the next several years, principally through the issuance of debt securities or term loans by CenturyLink or one or more of our principal subsidiaries. We may also need to obtain additional financing under a variety of other circumstances, including if:

•	we undertake substantial capital projects or other initiatives that increase our cash requirements;

•
we become subject to significant judgments or settlements, including in connection with one or more of the matters discussed in Note 16—Commitments, Contingencies and Other Items to our consolidated financial statements included in this report; or

•	we otherwise require additional cash to fund our cash requirements described elsewhere herein.

Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad and (ii) specific conditions in the communications industry. Instability in the domestic or global financial markets has from time to time resulted in periodic volatility and disruptions in capital markets. Uncertainty regarding worldwide trade, the strength of various global and supranatural governing bodies and other geopolitical evens could significantly affect global financial markets in 2020. Volatility in the global markets could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are as favorable as those from which we previously benefited, on terms that are as favorable as those from which we previously benefited, on terms that are acceptable to us, or at all.

In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our debt instruments, which are discussed further below.

For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.

If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional debt securities, cutting or delaying costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to complete some of these actions on favorable terms, or at all. For these and other reasons, we cannot assure you that we could implement these steps in a sufficient or timely manner, or at all. Moreover, any steps taken to strengthen our liquidity, such as cutting costs, could adversely impact our business or operations.

Our affiliates have a highly complex debt structure, which could impact the rights of our investors.

CenturyLink, Inc. and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Over half of the debt of CenturyLink, Inc. is guaranteed by nine of its principal domestic subsidiaries, six of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of CenturyLink, Inc. is neither secured by collateral nor guaranteed by any of its subsidiaries. Nearly half of the debt of Level 3 Financing, Inc. is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing, Inc. is not secured by any of its assets, but is guaranteed by its parent. Substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International Inc., including us, and by Embarq Corporation and one of its subsidiaries. Most of the approximately 400 subsidiaries of CenturyLink, Inc. have neither borrowed money nor guaranteed any of the debt of CenturyLink, Inc. or its affiliates. As such, investors in our consolidated debt instruments should be aware that (i) determining the priority of their rights as creditors is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) a substantial portion of such debt is structurally subordinated to all liabilities of our subsidiaries to the extent of the value of those subsidiaries that are obligors.

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

CenturyLink's debt arrangements contain several significant limitations restricting our ability to, among other things:

•	borrow additional money or issue guarantees;

•	pay dividends or other distributions to shareholders;

•	make loans, advances or other investments;

•	create liens on assets;

•	sell assets;

•	enter into transactions with affiliates; and

•	engage in mergers or consolidations.

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

Our failure to comply with the above-described restrictive or financial covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As noted elsewhere herein, we cannot assure you that we could adequately address any such defaults, cross-defaults or acceleration of our debt payment obligations in a sufficient or timely manner, or at all. For additional information, see Risks Affecting Our Liquidity and Capital Resources—“We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all" and Note 5—Long-Term Debt and Revolving Promissory Note.

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

A downgrade of any of these credit ratings could:

•	adversely affect the market price of some or all of our outstanding debt securities;

•	limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all;

•	trigger the application of restrictive covenants or adverse conditions in our current or future debt agreements;

•	increase our cost of borrowing; and

•	impair our business, financial condition and results of operations.

For more information on the credit ratings of our secured and unsecured debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt and Other Financing Arrangements” in Item 7 of this report.

Our business requires us to incur substantial capital and operating expenses, which reduces our available free cash flow.

Our business is capital intensive. We expect to continue to require significant cash to maintain, upgrade and expand.

Our network infrastructure as a result of several factors, including:

•	changes in customers' service requirements, including increased demands by customers to transmit larger amounts of data at faster speeds;

•
our above-described need to (i) consolidate and simplify our various legacy systems, (ii) strengthen and transform our customer support systems and (iii) support our development and launch of new products and services;

•	technological advances of our competitors; and

•	our regulatory commitments, including infrastructure construction requirements arising out of our participation in the FCC's CAF II program, which are discussed further herein.

We may be unable to expand or adapt our network infrastructure to respond to these developments in a timely manner, at a commercially reasonable cost or on terms producing satisfactory returns on our investment.

In addition to investing in expanded networks, new products or new technologies, we must from time to time invest capital to (i) replace some of our aging equipment that supports many of our traditional services that are experiencing revenue declines or (ii) convert older systems to simplify and modernize our network. While we believe that our currently planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.

Similarly, we continue to anticipate incurring substantial operating expenses to support and maintain our operations. If we are unable to attain our objectives for managing or reducing these costs, our operating margins will be adversely impacted. For additional information, see Note 5—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements included in Item 8 of Part II of this report.

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

The funded status of CenturyLink's qualified pension plan is the difference between the value of the plan's assets and the benefit obligation. The accounting unfunded status of CenturyLink's qualified pension plan was $1.7 billion as of December 31, 2019. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in CenturyLink's benefit obligation or a significant decrease in the value of the plan's assets. These adverse changes could require CenturyLink to contribute a material amount of cash to its pension plan or could accelerate the timing of required cash payments. The amounts contributed by us through CenturyLink are not segregated or restricted and may be used to provide benefits to employees of CenturyLink's other subsidiaries. Based on current laws and circumstances, CenturyLink does not expect it will be required to make a contribution to its plan in 2020. The actual amount of required contributions to its plan in 2020 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on CenturyLink's liquidity by reducing their cash flows, which in turn could affect our liquidity.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes including the judgments, assumptions and estimates applied pursuant to our critical accounting policies, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of this report. If future events or assumptions differ significantly from the judgments, assumptions and estimates applied in connection with preparing our historical financial statements, our future financial statements could be materially impacted.

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

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation.

We maintain (i) disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and (ii) internal control over financial reporting designed to provide reasonable assurance regarding the reliability and compliance with GAAP of our financial statements. We cannot assure you that these measures will be effective. As of December 31, 2018, we concluded that we had a material weakness relating to our accounting for revenue transactions. Although we successfully remediated this material weakness during 2019, we cannot assure you that our remedial measures will avoid other control deficiencies in the future.

There can be no assurance that our disclosure controls and procedures or internal control over financial reporting will be effective in the future. As a result, it is possible that our current or future financial statements or SEC reports may not comply with generally accepted accounting principles or other applicable requirements, will contain a material misstatement or omission, or will not be available on a timely basis, any of which could cause investors to lose confidence in us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures or reports, enforcement actions by regulatory authorities, fines, penalties, the delisting of our securities, liabilities arising from shareholder litigation, restricted access to the capital markets and lower valuations of our securities.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders' equity.

As of December 31, 2019, approximately 48% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, including in the fourth quarter of 2018 and the first quarter of 2019, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation, financial condition or ability to comply with financial covenants in our debt instruments. Moreover, even if we conclude that our intangible assets are recorded at carrying values that are recoverable, we cannot assure you of the amount of cash we would receive in the event of a voluntary or involuntary sale of these assets.

The Tax Cuts and Jobs Act will continue to have a substantial impact on us.

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

Additional changes in tax laws or tax audits could adversely affect us.

Like all large multinational businesses, CenturyLink is subject to multiple sets of complex and varying federal, state and local tax laws and rules. Legislators and regulators at various levels of government may from time to time change existing tax laws or regulations or enact new laws or regulations. In many cases, the application of existing, newly enacted or amended tax laws may be uncertain and subject to differing interpretations that could negatively impact our operating results or financial condition. We are also subject to frequent and regular audits by a broad range of federal, state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities.

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

We face risks from natural disasters and extreme weather, which can disrupt our operations and cause us to incur substantial additional capital and operating costs.

A substantial number of our facilities are subject to the risks associated with severe tropical storms, hurricanes, tornadoes, earthquakes, floods or other similar casualty events. These events could cause substantial damages, including downed telephone lines, flooded facilities, power outages, fuel shortages, damaged or destroyed property and equipment, and work interruptions. Although we maintain property and casualty insurance on our property (excluding our above ground outside plant) and may, under certain circumstances, be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to such natural disasters have historically been recoverable. We cannot predict whether we will continue to be able to obtain insurance for catastrophic hazard-related losses or, if obtainable and carried, whether this insurance will be adequate to cover such losses. In addition, we expect any insurance of this nature to be subject to substantial deductibles, retentions and coverage exclusions, and the premiums to be based on our loss experience. Moreover, many climate experts have predicted an increase in extreme weather events in the future, which would increase our exposure to casualty risks. For all these reasons, any future hazard-related costs and work interruptions could adversely affect our operations and our financial condition.

Adverse developments impacting our non-consolidated affiliates could indirectly impact us.

Our consolidated operations constitute only a portion of the consolidated operations of our corporate parent, CenturyLink. We engage in various intercompany transactions with affiliates of CenturyLink. that are not members of our consolidated group of companies. Events or developments that adversely impact these non-consolidated affiliates will not directly impact our consolidated financial position or performance as reported under GAAP, but could nonetheless indirectly adversely impact us to the extent such developments interfere with the ability of such non-consolidated affiliates to provide services or pay amounts to which we or our subsidiaries are entitled. For these reasons, you are urged to review the risk factor disclosures contained in Item 1A of CenturyLink’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2019	2018
Land	2%	2%
Fiber, conduit and other outside plant(1)	49%	48%
Central office and other network electronics(2)	29%	29%
Support assets(3)	17%	18%
Construction in progress(4)	3%	3%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

We own substantially all of our telecommunications equipment required for our business. However, we lease from third parties certain facilities, plant, equipment and software under various finance and operating lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. We also own and lease administrative offices in major metropolitan locations primarily within our local service area. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or expiration or in connection with legal challenges to our rights under such agreements.

Our net property, plant and equipment was approximately $8.2 billion and $8.1 billion at December 31, 2019 and 2018, respectively. For additional information, see Note 7—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this report.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings in which we are involved, see Note 16—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," "the Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation and its consolidated subsidiaries, references to "QCII" refer to QSC's direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries and references to "CenturyLink" refer to QCII's direct parent company and our ultimate parent company, CenturyLink, Inc., and its consolidated subsidiaries including Level 3 Parent, LLC, referred to as "Level 3".

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to "Notes" in this Item 7 of Part II refer to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" in Part I of this report for factors relating to these statements and "Risk Factors" in Item 1A of Part I of this report for a discussion of certain risk factors applicable to our business, financial condition, results of operations, liquidity and prospects.

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

For the reasons noted in Note 13—Products and Services Revenue to our consolidated financial statements in Item 8 of Part II of this report, we have determined that we have one reportable segment.

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

•
Regulatory revenue, which consist of Universal Service Fund ("USF") and Connect America Fund ("CAF") support payments and other operating revenue. We receive federal support payments from both federal and state USF programs and from the federal CAF II program. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers; and

•
Affiliate services, which are telecommunication services that we also provide to our external customers. In addition, we provide to our affiliates computer system development and support services, network support and technical services.

From time to time, we change the categorization of our products and services, and we may make similar changes in the future.

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Trends Impacting Our Operations

Our consolidated operations have been, and are expected to continue to be, impacted by the following company-wide trends:

•
Customers' demand for automated products and services and competitive pressures will require that we continue to invest in new technologies and automated processes to improve the customer experience and reduce our operating expenses.

•
The increasingly digital environment and the growth in online video require robust, scalable network services. We are continuing to enhance our product capabilities and simplify our product portfolio based on demand and profitability to enable customers to have access to greater bandwidth.

•
Businesses continue to adopt distributed, large-scale operating models. We are expanding and densifying our fiber network, connecting more buildings to our network to generate revenue opportunities and reduce our costs associated with leasing networks from other carriers.

•
Industry consolidation, coupled with changes in regulation, technology and customer preferences, are significantly reducing demand for our traditional voice services and are pressuring some other revenue streams, while other advances, such as the need for lower latency provided by Edge computing or the implementation of 5G networks, are expected to create opportunities.

•
The operating margins of several of our newer, more technologically advanced services, some of which may connect to customers through other carriers, are lower than the operating margins on our traditional, on-net wireline services.

Results of Operations

The following table summarizes the results of our consolidated operations for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
	(Dollars in millions)
Operating revenue	$8,157	8,493
Operating expenses	5,273	5,833
Operating income	2,884	2,660
Other expense, net	416	501
Income tax expense	641	494
Net income	$1,827	1,665

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under our six revenue categories:

	Years Ended December 31,		% Change
	2019	2018
	(Dollars in millions)
IP and Data Services	$624	615	1%
Transport and Infrastructure	2,829	2,925	(3)%
Voice and Collaboration	1,639	1,798	(9)%
IT and Managed Services	3	6	(50)%
Regulatory Services	189	214	(12)%
Affiliate Services	2,873	2,935	(2)%
Total operating revenue	$8,157	8,493	(4)%

Total operating revenue decreased by $336 million, or 4%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The change in operating revenue was primarily due to a decrease in voice and collaboration, transport and infrastructure and regulatory services. The decrease in voice and collaboration was due to a continued decline in revenue services from our local voice services. The reduction in transport and infrastructure was attributable to a continued decline in private line (including business data services).

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Years Ended December 31,		% Change
	2019	2018
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,438	2,767	(12)%
Selling, general and administrative	659	799	(18)%
Operating expenses-affiliates	812	831	(2)%
Depreciation and amortization	1,364	1,436	(5)%
Total operating expenses	$5,273	5,833	(10)%

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

Cost of services and products (exclusive of depreciation and amortization) decreased by $329 million, or 12%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in our cost of services and products was due to reductions in salaries and wages and employee-related expenses resulting from lower headcount directly related to operating and maintaining our network, customer premises equipment from lower sales, voice usage costs and direct taxes and fees and city receipts taxes. These reductions were partially offset by higher customer installation expenses, USF rates and dark fiber expenses.

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

Selling, general and administrative expenses decreased by $140 million, or 18%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to reductions in salaries and wages and employee-related expenses from lower headcount, contract labor costs, commissions, professional fees, marketing and advertising, property and other taxes, bad debt expense, and an increase in the amount of labor capitalized or deferred. These reductions were partially offset by higher building and network maintenance costs.

Operating Expenses-Affiliates

Since CenturyLink's acquisition of us, we have incurred affiliate expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.

Operating expenses-affiliates decreased by $19 million, or 2%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in operating expenses-affiliates was primarily due to the decline in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide detail of our depreciation and amortization expense:

	Years Ended December 31,		% Change
	2019	2018
	(Dollars in millions)
Depreciation	$831	855	(3)%
Amortization	533	581	(8)%
Total depreciation and amortization	$1,364	1,436	(5)%

Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $24 million, or 3%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decline in depreciation expense was primarily due to the impact of annual rate depreciable life changes of $78 million, partially offset by a net increase in depreciable assets of $54 million.

Amortization expense decreased by $48 million, or 8%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to a $45 million decrease in the effect of using an accelerated amortization method resulting in an incremental decline in expense each period as the intangible assets amortize and a $25 million decrease associated with annual rate amortizable life changes of software for the period. These decreases were partially offset by net growth in amortizable assets of $21 million for the period.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Years Ended December 31,		% Change
	2019	2018
	(Dollars in millions)
Interest expense	$(380)	(448)	(15)%
Interest expense-affiliates	(62)	(57)	9%
Other income, net	26	4	nm
Total other expense, net	$(416)	(501)	(17)%
Income tax expense	$641	494	30%
_______________________________________________________________________________

nm - Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $68 million, or 15%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018 and was attributable to the redemption of approximately $1.3 billion of senior notes in the third quarter of 2018. See Note 5—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this report and Liquidity and Capital Resources below for additional information about our debt.

Interest Expense-Affiliates, Net

Affiliate interest expense increased by $5 million, or 9%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in affiliate interest expense was primarily due to an increase in the principal balance of the note payable - affiliate resulting from the capitalization of interest in the third quarter of 2019.

Other Income, Net

Other income, net reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions and components of net periodic pension and post-retirement benefit costs. Other income, net increased by $22 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 that was primarily due to the $34 million loss on debt redemption during the third quarter of 2018.

Income Tax Expense

Income tax expense for the year ended December 31, 2019, was $641 million, or an effective tax rate of 26.0%, compared to $494 million, or an effective tax rate of 22.9%, for the year ended December 31, 2018. For tax year ended December 31, 2018, our tax rate is primarily driven by the lower federal statutory rate of 21%. Additionally, for the tax year ended December 31, 2018, the rate was also favorably impacted by a tax benefit of $83 million generated by filing tax accounting method changes that accelerated significant tax deductions.

For additional information on income taxes, see Note 12—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report.

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

Due to rapid changes in technology and the competitive environment, determining the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one-year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation expense by approximately $90 million annually or increased depreciation expense by approximately $110 million annually, respectively.

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

Because of the significance of the services we provide to our affiliates and our other affiliate transactions, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented. See Note 14—Affiliate Transactions to our consolidated financial statements in Item 8 of Part II of this report for additional information.

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

The measurement of deferred taxes often involves the exercise of considerable judgment related to the realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken in filed tax returns and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. Assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations. See Note 12—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report for additional information.

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

Debt and Other Financing Arrangements

Subject to market conditions, and to the extent feasible, we may continue to issue debt securities, under Qwest Corporation, from time to time in the future to refinance a substantial portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors.

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

Term Loan

In 2015, Qwest Corporation entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid at least quarterly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At both December 31, 2019 and 2018, the outstanding principal balance on this term loan was $100 million.

Revolving Promissory Note

On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance of this new revolving promissory note and the accrued interest thereon shall be due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of December 31, 2019, the weighted average interest rate was 5.843%. As of December 31, 2019 and December 31, 2018, the amended and restated revolving promissory note and the original revolving promissory note, respectively, are reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of December 31, 2019 and 2018, $31 million and $30 million of accrued interest are reflected in other current liabilities on our consolidated balance sheets, respectively.

Dividends

We periodically pay dividends to our direct parent company. See Note 19—Stockholder's Equity to our consolidated financial statements in Item 8 of Part II of this report.

Future Contractual Obligations

The following table summarizes our estimated future contractual obligations as of December 31, 2019:

	2020	2021	2022	2023	2024	2025 and thereafter	Total
	(Dollars in millions)
Long-term debt (1)(2)	$1,105	951	1	—	1	4,008	6,066
Interest on long-term debt and finance leases(2)	350	328	264	263	263	7,270	8,738
Note payable-affiliate	1,069	—	—	—	—	—	1,069
Interest on note payable-affiliate	31	—	—	—	—	—	31
Operating leases	32	30	26	21	17	17	143
Right-of-way agreements	18	1	1	1	—	8	29
Purchase commitments(3)	16	15	3	—	—	—	34
Affiliate obligations, net(4)	72	66	61	57	52	490	798
Other	4	3	3	3	2	23	38
Total future contractual obligations(5)	$2,697	1,394	359	345	335	11,816	16,946
_______________________________________________________________________________

(1)	Includes current maturities and finance lease obligations, but excludes unamortized discounts, net and unamortized debt issuance costs and excludes note payable-affiliate.

(2)	Actual principal and interest paid in all years may differ due to future refinancing of outstanding debt or issuance of new debt.

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

(4)
The affiliate obligations, net primarily represents the cumulative allocation of expense attributable to our employees, net of payments, associated with QCII’s pension plans and post-retirement benefit plans prior to the plans being merged into CenturyLink's benefit plans. See additional information on CenturyLink’s employee benefit plans in Note 11—Employee Benefits to the consolidated financial statements in Item 8 of Part II of CenturyLink’s annual report on Form 10-K for the year ended December 31, 2019;

(5)	The table is limited solely to contractual payment obligations and does not include:

•	contingent liabilities;

•	our open purchase orders as of December 31, 2019. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

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

Pension and Post-retirement Benefit Obligations

CenturyLink is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2019, the accounting unfunded status of CenturyLink's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was $1.8 billion and $3.0 billion, respectively. See Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this report and Note 11—Employee Benefits to the consolidated financial statements in Item 8 of Part II of CenturyLink's annual report on Form 10-K for the year ended December 31, 2019, for additional information about our and CenturyLink's pension and post-retirement benefit arrangements.

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

Benefits paid by CenturyLink's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, CenturyLink does not expect any contributions to be required for their qualified pension plan during 2020. The amount of required contributions to CenturyLink's qualified pension plan in 2021 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. CenturyLink occasionally makes voluntary contributions in addition to required contributions. CenturyLink does not currently expect to make a voluntary contribution to the trust for its qualified pension plan in 2020.

Substantially all of CenturyLink's post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that have been used to help cover the health care costs of certain retirees. As of December 31, 2019, assets in the post-retirement trusts had been substantially depleted and had a fair value of $13 million (a portion of which was comprised of investments with restricted liquidity), which has significantly limited CenturyLink's ability to continue paying benefits from the trusts; however, CenturyLink plans to continue paying certain benefits from the trusts. Benefits not paid through the trusts are expected to be paid directly by CenturyLink with available cash.

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII’s pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the year ended December 31, 2019, we made settlement payments of $76 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2020, we expect to make aggregate settlement payments of $72 million to QCII under the plan.

For 2019, CenturyLink's estimated annual long-term rates of return were 6.5% and 4% for the pension plan trust assets and post-retirement plans' trust assets based on the assets held and net of expected fees and administrative costs. For 2020, our expected annual long-term rates on these assets are 6% and 4%, respectively. However, actual returns could be substantially different.

For additional information, see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources—Adverse changes in the value of assets or obligations associated with CenturyLink's qualified pension plan could negatively impact CenturyLink's liquidity, which may in turn affect our business and liquidity" in Item 1A of Part I of this report.

Connect America Fund

As a result of accepting CAF II support payments, we are receiving substantial support payments under a program that will soon lapse. Moreover, we must meet certain specified infrastructure buildout requirements in 13 states. In order to meet these specified infrastructure buildout requirements, we may be obligated to make substantial capital expenditures. See "Capital Expenditures" above.

For additional information on the FCC's CAF program and a proposed replacement program, see "Business—Regulation" in Item 1 of Part I of this report.

Historical Information

The following tables summarize our consolidated cash flow activities:

	Years Ended December 31,		Increase / (Decrease)
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	3,332	3,791	(459)
Net cash used in investing activities	(1,723)	(1,153)	570
Net cash used in financing activities	(1,612)	(2,634)	(1,022)

Operating Activities

Net cash provided by operating activities decreased by $459 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to a decrease in other long-term liabilities and accounts payable. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and payroll and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities increased by $570 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to an increase in advances to affiliates.

Financing Activities

Net cash used in financing activities decreased by $1.0 billion for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to the decrease in payments of debt and partially offset with an increase in dividends paid to QSC in the amount of $325 million. In the third quarter of 2018, Qwest Corporation redeemed $1.3 billion of notes payable.

See Note 5—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this report, for additional information on our outstanding debt securities.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 16—Commitments, Contingencies and Other Items for additional information.

CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of December 31, 2019.

Market Risk

As of December 31, 2019, we are exposed to market risk from changes in interest rates on our variable rate term loan and amended and restated revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of December 31, 2019, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of December 31, 2019, we did not hold or issue derivative financial instruments for trading or speculative purposes.

At December 31, 2019, we had approximately $5.956 billion (excluding finance lease and other obligations) of long-term debt outstanding which bears interest at fixed rates and is therefore not exposed to interest rate risk. At December 31, 2019, we had $100 million floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $1 million. At December 31, 2019, we had approximately $1.069 billion in debt, which was owed to an affiliate of our ultimate parent, CenturyLink. The note payable-affiliate bears interest at a variable rate, which is based on a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period and therefore is exposed to potential interest rate risk.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2019.

Off-Balance Sheet Arrangements

As of the date of this report, we have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report, or in the Future Contractual Obligations table included in this Item 7 of Part II above, or (iii) discussed under the heading "Market Risk" above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7 of Part II of this report is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder
Qwest Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, cash flows, and stockholder’s equity for each of the years in the three year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Shreveport, Louisiana
March 5, 2020

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$5,284	5,558	5,831
Operating revenue - affiliates	2,873	2,935	2,719
Total operating revenue	8,157	8,493	8,550
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,438	2,767	2,881
Selling, general and administrative	659	799	925
Operating expenses - affiliates	812	831	848
Depreciation and amortization	1,364	1,436	1,583
Total operating expenses	5,273	5,833	6,237
OPERATING INCOME	2,884	2,660	2,313
OTHER (EXPENSE) INCOME
Interest expense	(380)	(448)	(465)
Interest expense - affiliates, net	(62)	(57)	(63)
Other income, net	26	4	6
Total other expense, net	(416)	(501)	(522)
INCOME BEFORE INCOME TAXES	2,468	2,159	1,791
Income tax expense	641	494	134
NET INCOME	$1,827	1,665	1,657
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2	5
Accounts receivable, less allowance of $39 and $41	514	546
Advances to affiliates	1,842	1,148
Other	128	147
Total current assets	2,486	1,846
Property, plant and equipment, net of accumulated depreciation of $7,746 and $6,951	8,170	8,077
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Operating lease assets	105	—
Customer relationships, net	468	893
Other intangible assets, net	311	311
Other, net	99	96
Total goodwill and other assets	10,343	10,660
TOTAL ASSETS	$20,999	20,583
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,105	11
Accounts payable	403	441
Note payable - affiliate	1,069	1,008
Accrued expenses and other liabilities
Salaries and benefits	276	251
Income and other taxes	94	140
Interest	55	55
Other	134	75
Current affiliate obligations, net	72	79
Current portion of deferred revenue	201	212
Total current liabilities	3,409	2,272
LONG-TERM DEBT	4,846	5,948
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	108	91
Deferred income taxes, net	1,198	1,098
Noncurrent operating lease liabilities	89	—
Affiliate obligations, net	717	759
Other	515	547
Total deferred credits and other liabilities	2,627	2,495
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings (accumulated deficit)	67	(182)
Total stockholder's equity	10,117	9,868
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$20,999	20,583
See accompanying notes to consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,827	1,665	1,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,364	1,436	1,583
Deferred income taxes	100	48	(773)
Provision for uncollectible accounts	51	60	74
Accrued interest on affiliate note	61	43	51
Net loss on early retirement of debt	—	30	5
Changes in current assets and liabilities:
Accounts receivable	(19)	40	(20)
Accounts payable	(50)	69	(44)
Accrued income and other taxes	(46)	(34)	(1)
Other current assets and liabilities, net	60	40	(36)
Other current assets and liabilities - affiliates, net	1	8	11
Changes in other noncurrent assets and liabilities, net	15	473	17
Changes in affiliate obligations, net	(49)	(105)	(88)
Other, net	17	18	(1)
Net cash provided by operating activities	3,332	3,791	2,435
INVESTING ACTIVITIES
Capital expenditures	(1,055)	(1,040)	(1,328)
Changes in advances to affiliates	(694)	(119)	(152)
Proceeds from sale of property, plant and equipment and other assets	26	6	49
Cash paid for acquisition	—	—	(5)
Net cash used in investing activities	(1,723)	(1,153)	(1,436)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	638
Payments of long-term debt	(12)	(1,359)	(641)
Dividends paid to Qwest Services Corporation	(1,600)	(1,275)	(1,000)
Net cash used in financing activities	(1,612)	(2,634)	(1,003)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3)	4	(4)
Cash, cash equivalents and restricted cash at beginning of period	7	3	7
Cash, cash equivalents and restricted cash at end of period	$4	7	3

Supplemental cash flow information:
Income taxes (paid) refunded, net	$(539)	8	(907)
Interest paid (net of capitalized interest of $27, $24 and $32)	$(378)	(466)	(467)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2	5	1
Restricted cash - noncurrent	2	2	2
Total	$4	7	3
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	(182)	(713)	(1,358)
Net income	1,827	1,665	1,657
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $—, ($49), and $— taxes	—	141	—
Cumulative net effect of adoption of ASU 2016-02, Leases	22	—	—
Dividends declared to Qwest Services Corporation	(1,600)	(1,275)	(1,000)
Dividend of equity interest in limited liability company to Qwest Services Corporation	—	—	(12)
Balance at end of period	67	(182)	(713)
TOTAL STOCKHOLDER'S EQUITY	$10,117	9,868	9,337
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

We reclassified certain prior period amounts to conform to the current period presentation. See Note 13—Products and Services Revenue for additional information. These changes had no impact on total operating revenue, total operating expenses or net income for any period presented.

Summary of Significant Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for specific items and matters, including, but not limited to, revenue recognition, revenue reserves, network access costs, network access cost dispute reserves, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, rates used for affiliate cost allocations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, taxes, certain liabilities and other provisions and contingencies, are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can materially affect the reported amounts of assets, liabilities and components of stockholder's equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our other consolidated financial statements. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 12—Income Taxes and Note 16—Commitments, Contingencies and Other Items for additional information.

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

Revenue Recognition

We earn most of our consolidated revenue from contracts with customers, primarily through the provision of communications and other services. Revenue from contracts with customers is accounted for under Accounting Standards Codification ("ASC") 606. We also earn revenue from leasing arrangements (primarily fiber capacity agreements) and governmental subsidy payments, neither of which are accounted for under ASC 606.

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

We provide an array of communications services to business and residential customers, including local voice, VPN, Ethernet, data, broadband, private line (including special access), network access, transport, voice, information technology, video and other ancillary services. We provide these services to a wide range of businesses, including global/international, enterprise, wholesale, government, small and medium business customers. Certain contracts also include the sale of equipment, which is not significant to our business.

We recognize revenue for services when we provide the applicable service or when control is transferred. Recognition of certain payments received in advance of services being provided is deferred. These advance payments include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which ranges from one year to five years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

We periodically sell optical capacity on our network. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 10 to 20 years. In most cases, we account for the cash consideration received on transfers of optical capacity as ASC 606 revenue which is adjusted for the time value of money and is recognized ratably over the term of the agreement. Cash consideration received on transfers of dark fiber is accounted for as non-ASC 606 lease revenue, which we also recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other non-owned optical capacity assets.

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

We defer (i.e. capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 30 months for consumer and up to 49 months for business. These deferred costs are monitored every period to reflect any significant change in assumptions.

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

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII’s pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2019 and 2018, we made settlement payments of $76 million and $87 million, respectively, to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.

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

Advertising Costs

Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $28 million, $58 million and $139 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to differences between the financial statement carrying value of assets and liabilities and the tax basis of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

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

Restricted Cash and Securities

Restricted cash and securities consists primarily of cash and investments that serve to collateralize certain performance and operating obligations. Restricted cash and securities are recorded as current and non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted securities are stated at cost which approximates fair value as of December 31, 2019 and 2018.

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

We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining useful life of our asset base. Our remaining useful life assessments assess the possible loss in service value of assets that may precede the physical retirement. Assets shared among many customers may lose service value as those customers reduce their use of the network. However, the asset is not retired until all customers no longer utilize the asset and we determine there is no alternative use for the asset.

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

We are required to assess goodwill for impairment at least annually, or more frequently, if an event occurs or circumstances change that would indicate an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the carrying amount of the reporting unit equity exceeds the estimated fair value of the equity of the reporting unit limited to the goodwill balance. The impairment assessment is performed at the reporting unit level. We have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment. See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

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

For further information on qualified pension, post-retirement and other post-employment benefit plans, see CenturyLink's annual report on Form 10-K for the year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

During 2019, we adopted Accounting Standards Update ("ASU") 2016-02, "Leases (ASC 842"). In 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” and ASU 2017-04, "Simplifying the Test for Goodwill Impairment".

Each of these is described further below.

Leases

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

We are in the process of implementing the model for the recognition of credit losses related to our financial instruments, new processes and internal controls to assist us in the application of the new standard. The cumulative effect of initially applying the new standard on January 1, 2020 is not material.

(2)	Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2019	2018
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $5,231 and $4,806	$468	893
Other intangible assets subject to amortization:
Capitalized software, less accumulated amortization of $1,780 and $1,712	$311	311

As of December 31, 2019, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.2 billion.

Total amortization expense for intangible assets was as follows:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Amortization expense for intangible assets	$533	581	671

We estimate that total amortization expense for intangible assets for the years ending December 31, 2020 through 2024 will be as follows:

(Dollars in millions)
Year ending December 31,
2020	$475
2021	182
2022	87
2023	9
2024	9

We annually review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our annual reviews.

Substantially, all of our goodwill was derived from CenturyLink's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We assess our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write-down the value of goodwill in periods in which the carrying value of equity exceeds the estimated fair value of equity, limited to the amount of goodwill. Our annual impairment assessment date for goodwill is October 31, at which date we assessed goodwill at our reporting unit. In reviewing the criteria for reporting units, we have determined that we are one reporting unit.

At October 31, 2019, we estimated the fair value of our equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period. Based on our assessment performed with respect to our reporting unit as described above, we concluded that our goodwill was not impaired as of that date.

The decline in CenturyLink’s stock price triggered impairment testing in the first quarter of 2019. Consequently, we evaluated our goodwill as of March 31, 2019. Because CenturyLink's low stock price was a trigger for impairment testing, we estimated the fair value of our operations using only the market approach in the quarter ended March 31, 2019. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry. As of March 31, 2019, based on our assessments performed as described above, we concluded that our goodwill was not impaired as of that date.

The market multiples approach that we used in the quarter ended March 31, 2019 incorporated significant estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of certain cost synergies. In developing the market multiple, we also considered observed trends of our industry participants. Our assessment included many qualitative factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the size of our impairments.

As of October 31, 2018, based on our assessments performed, we concluded that our goodwill was not impaired as of that date.

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide disaggregation of revenue from contracts with customers based on service offerings for the years ended December 31, 2019 and 2018. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards.

	Year Ended December 31, 2019
	Total Revenue	Adjustments for Non-ASC 606 Revenue(7)	Total Revenue from Contracts with Customers
	(Dollars in millions)
IP and data services (1)	$624	—	624
Transport and infrastructure (2)	2,829	(308)	2,521
Voice and collaboration (3)	1,639	—	1,639
IT and managed services (4)	3	—	3
Regulatory revenue (5)	189	(189)	—
Affiliate revenue (6)	2,873	—	2,873
Total revenue	$8,157	(497)	7,660

Timing of revenue
Goods and services transferred at a point in time			54
Services performed over time			7,606
Total revenue from contracts with customers			7,660

	Year Ended December 31, 2018
	Total Revenue	Adjustments for Non-ASC 606 Revenue(7)	Total Revenue from Contracts with Customers
	(Dollars in millions)
IP and data services (1)	$615	—	615
Transport and infrastructure (2)	2,925	(317)	2,608
Voice and collaboration (3)	1,798	—	1,798
IT and managed services (4)	6	—	6
Regulatory revenue (5)	214	(214)	—
Affiliate revenue (6)	2,935	—	2,935
Total revenue	$8,493	(531)	7,962

Timing of revenue
Goods and services transferred at a point in time			$69
Services performed over time			7,893
Total revenue from contracts with customers			$7,962
_______________________________________________________________________________

(1)	Includes primarily VPN data networks, Ethernet, IP and other ancillary services
(2)	Includes primarily broadband, private line (including business data services) and other ancillary services.
(3)	Includes local voice, including wholesale voice, and other ancillary services.
(4)	Includes IT services and managed services revenue.
(5)	Includes CAF II and federal and state USF support revenue.
(6)	Includes telecommunications and data services we bill to our affiliates.
(7)	Includes regulatory revenue, lease revenue, sublease rental income, which are not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(Dollars in millions)
Customer receivables (1)	$430	518
Contract liabilities	338	207
Contract assets	18	64

(1)	Gross customer receivables of $462 million and $554 million, net of allowance for doubtful accounts of $32 million and $36 million, at December 31, 2019 and December 31, 2018, respectively.
Contract liabilities are consideration we have received from our customers or billed in advance of providing goods and services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheet. During the years ended December 31, 2019 and December 31, 2018, we recognized $273 million and $42 million, respectively, of revenue that was included in contract liabilities as of January 1, 2019 and January 1, 2018, respectively.

Performance Obligations

As of December 31, 2019, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $162 million. We expect to recognize approximately 99% of this revenue through 2022, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Year Ended December 31, 2019
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$90	57
Costs incurred	60	39
Amortization	(64)	(32)
End of period balance	$86	64

	Year Ended December 31, 2018
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$91	61
Costs incurred	62	27
Amortization	(63)	(31)
End of period balance	$90	57

Acquisition costs include commissions paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average contract life of 30 months for consumer customers and up to 49 months for business customers and amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of acquisition costs included in these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(4) Leases

Our financial position for reporting periods beginning on or after January 1, 2019 is presented under the new accounting guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance, as discussed in Note 1—Background and Summary of Significant Accounting Policies.

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

Lease expense consisted of the following:

Year Ended December 31, 2019
(Dollars in millions)
Operating and short-term lease cost	$43
Finance lease cost:
Amortization of right-of-use assets	9
Interest on lease liability	1
Total finance lease cost	10
Total lease cost	$53

We lease various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2019, 2018 and 2017, our gross rental expense was $53 million, $64 million and $70 million, respectively. We also received sublease rental income for the years ended December 31, 2019, 2018 and 2017 of $10 million, $2 million and $2 million, respectively.

Supplemental consolidated balance sheet information and other information related to leases:

Leases (millions)	Classification on the Balance Sheet	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$105
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	14
Total leased assets		$119

Liabilities
Current
Operating	Other current liabilities	$29
Finance	Current portion of long-term debt	5
Noncurrent
Operating	Noncurrent operating lease liabilities	89
Finance	Long-term debt	5
Total lease liabilities		$128

Weighted-average remaining lease term (years)
Operating leases		5.3
Finance leases		5.3
Weighted-average discount rate
Operating leases		6.08%
Finance leases		5.55%

Supplemental consolidated cash flow statement information related to leases:

Year Ended December 31, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35
Operating cash flows from financing leases	1
Financing cash flows from finance leases	10
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$21
Right-of-use assets obtained in exchange for new finance lease liabilities	—

As of December 31, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2020	$32	6
2021	30	2
2022	26	1
2023	21	1
2024	17	1
Thereafter	17	3
Total lease payments	143	14
Less: interest	(25)	(4)
Total	118	10
Less: current portion	(29)	(5)
Long-term portion	$89	5

As of December 31, 2019, we had no material operating or finance leases that had not yet commenced.

Operating Lease Income

Qwest leases various data transmission capacity, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the years ended December 31, 2019, 2018 and 2017, our gross rental income was $320 million, $522 million and $555 million, respectively which represents 4%, 6% and 6%, respectively, of our operating revenue for the years ended December 31, 2019, 2018 and 2017.

Disclosures under ASC 840

We adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption.

The future annual minimum payments under capital lease agreements as of December 31, 2018 were as follows:

Capital Lease Obligations
(Dollars in millions)
2019	$10
2020	6
2021	2
2022	1
2023	1
2024 and thereafter	4
Total minimum payments	24
Less: amount representing interest and executory costs	(5)
Present value of minimum payments	19
Less: current portion	(12)
Long-term portion	$7

At December 31, 2018, our future rental commitments for operating leases were as follows:

Operating Leases
(Dollars in millions)
2019	$35
2020	28
2021	27
2022	23
2023	19
2024 and thereafter	32
Total future minimum payments(1)	$164
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $22 million due in the future under non-cancelable subleases.

(5)	Long-Term Debt and Revolving Promissory Note

Long-term debt, including unamortized premiums and discounts, unamortized debt issuance costs and note payable-affiliate, were as follows:

			As of December 31,
	Interest Rates	Maturities	2019	2018
			(Dollars in millions)
Senior notes	6.125% - 7.75%	2021 - 2057	$5,956	5,956
Term loan (1)	LIBOR + 2.00%	2025	100	100
Finance leases	Various	Various	10	21
Unamortized (discounts) premiums, net			—	(1)
Unamortized debt issuance costs			(115)	(117)
Total long-term debt			5,951	5,959
Less current maturities			(1,105)	(11)
Long-term debt, excluding current maturities			$4,846	5,948
Note payable-affiliate	5.843%	2022	$1,069	1,008

_______________________________________________________________________________
(1) Qwest Corporation's Term Loan had an interest rate of 3.800% as of December 31, 2019 and 4.530% as of December 31, 2018.
Repayment

During 2019, we did not repay any of our long-term debt.

During 2018, we retired approximately $1.3 billion in debt securities including approximately $164 million of Qwest Corporation 7.5% Notes due 2051, $925 million of Qwest Corporation 7.0% Notes due 2052, and $250 million of Qwest Corporation 7.25% Notes due 2035 and we recognized a loss of $34 million.

Term Loan

In 2015, Qwest Corporation entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid at least quarterly based upon either the applicable London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on Qwest Corporation's then current senior unsecured long-term debt rating. At both December 31, 2019 and 2018, the outstanding principal balance on this term loan was $100 million.

Aggregate Maturities of Long-Term Debt

Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized premiums and discounts and unamortized debt issuance costs and excluding note payable-affiliate) maturing during the following years:

(Dollars in millions)(1)
2020	$1,105
2021	951
2022	1
2023	—
2024	1
2025 and thereafter	4,008
Total long-term debt	$6,066
_______________________________________________________________________________
(1) Actual principal paid in any year may differ due to the possible future refinancing of outstanding debt or the issuance of new debt, see subsequent event.

Revolving Promissory Note

On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance of this new revolving promissory note and the accrued interest thereon shall be due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of December 31, 2019, the amended and restated revolving promissory note had an outstanding balance of $1.069 billion and bore interest at a weighted-average interest rate of 5.843%. As of December 31, 2019 and 2018, the amended and restated revolving promissory note is reflected on our consolidated balance sheet as a current liability under “Note payable-affiliate”. In accordance with the terms of the amended and restated revolving promissory note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is capitalized on such date and begins accruing interest. Through December 31, 2019, $104 million of such interest has been capitalized. As of December 31, 2019 and 2018, $31 million and $30 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest and interest expense-affiliates, net:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Interest expense:
Gross interest expense	$407	472	497
Capitalized interest	(27)	(24)	(32)
Total interest expense	$380	448	465
Interest expense-affiliates, net	$62	57	63

Covenants

Our senior notes were issued under indentures dated April 15, 1990 and October 15, 1999. These indentures contain certain covenants including, but not limited to: (i) a prohibition on certain liens on our assets; and (ii) a limitation on mergers or sales of all, or substantially all, of our assets, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. These indentures do not contain any financial covenants or restrictions on our ability to issue new securities thereunder. Except for a limited number of series of our notes, we generally can redeem our senior notes, at our option, typically at a fixed price.

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

None of our long-term debt is secured or guaranteed by other companies.

Compliance

At December 31, 2019 and 2018, we believe we were in compliance with the financial covenants contained in our debt agreements in all material respects.

Subsequent Event

On January 15, 2020, Qwest Corporation fully redeemed all $850 million aggregate principal amount of its outstanding 6.875% senior notes due 2033 and all $250 million aggregate principal amount of its outstanding 7.125% senior notes due 2043.

(6)	Accounts Receivable
The following table presents details of our accounts receivable balances:

	As of December 31,
	2019	2018
	(Dollars in millions)
Trade and purchased receivables	$471	491
Earned and unbilled receivables	81	92
Other	1	4
Total accounts receivable	553	587
Less: allowance for doubtful accounts	(39)	(41)
Accounts receivable, less allowance	$514	546
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

The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2019	$41	51	(53)	39
2018	$47	60	(66)	41
2017	$53	74	(80)	47

(7)	Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2019	2018
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$332	332
Fiber, conduit and other outside plant(1)	15-45 years	7,735	7,171
Central office and other network electronics(2)	7-10 years	4,641	4,361
Support assets(3)	5-30 years	2,670	2,656
Construction in progress(4)	N/A	538	508
Gross property, plant and equipment		15,916	15,028
Accumulated depreciation		(7,746)	(6,951)
Net property, plant and equipment		$8,170	8,077
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

We recorded depreciation expense of $831 million, $855 million and $912 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(8)	Severance

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

Changes in our accrued liability for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2017	$8
Accrued to expense	85
Payments, net	(60)
Balance at December 31, 2018	33
Accrued to expense	66
Payments, net	(36)
Balance at December 31, 2019	$63

(9)	Employee Benefits

Pension and Post-Retirement Benefits

QCII's post-retirement benefit plans were merged into CenturyLink's post-retirement benefit plans on January 1, 2012 and on December 31, 2014, QCII's qualified pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which was renamed the CenturyLink Combined Pension Plan. Based on current laws and circumstances, (i) CenturyLink was not required to make a cash contribution to the CenturyLink Combined Pension Plan in 2019 and (ii) CenturyLink does not expect it will be required to make a contribution in 2020. The amount of required contributions to the CenturyLink Combined Pension Plan in 2020 and beyond will depend on earnings on plan investments, prevailing discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. CenturyLink occasionally makes voluntary contributions in addition to required contributions, and CenturyLink made such voluntary cash contributions of $500 million to the CenturyLink Combined Pension Plan during 2018. CenturyLink did not make a voluntary contribution in 2019 and does not currently expect to make a voluntary contribution in 2020.

The unfunded status of CenturyLink's qualified pension plan for accounting purposes was $1.7 billion and $1.6 billion as of December 31, 2019 and 2018, respectively, which includes the merged QCII qualified pension plan. The unfunded status of CenturyLink's post-retirement benefit plans for accounting purposes was $3.0 billion for both periods as of December 31, 2019 and 2018.

CenturyLink allocates current service costs to subsidiaries relative to employees who are currently earning benefits under the pension and post-retirement benefit plans. The net cost allocated to us is paid on a monthly basis through CenturyLink’s intercompany cash management process.

The affiliate obligations, net in current and noncurrent liabilities on the consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2019 and 2018, we made settlement payments in the aggregate of $76 million and $87 million, respectively, to QCII under the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.

We were allocated $40 million of pension service costs and $11 million of post-retirement service costs during the year ended December 31, 2019, which represented 70% of CenturyLink's total pension and post-retirement service costs for the year. The combined net pension and post-retirement service costs is included in cost of services and products and selling, general and administrative expenses on our consolidated statement of operations for the year ended December 31, 2019.

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

CenturyLink sponsors a noncontributory qualified defined benefit pension plan that covers certain of our eligible employees. The CenturyLink Combined Pension Plan also provides survivor and disability benefits to certain employees. In November 2009, and prior to the plan merger, the pension plan was amended to no longer provide pension benefit accruals for active non-represented employees after December 31, 2009. In addition, non-represented employees hired after January 1, 2009 are not eligible to participate in the plans. Active non-represented employees who participate in these plans retain their accrued pension benefit earned as of December 31, 2009 and certain participants will continue to earn interest credits on their benefit after December 31, 2009. Employees are eligible to receive their vested accrued benefit when they separate from CenturyLink. The plans also provided a death benefit for eligible beneficiaries of certain retirees; however, the plan was amended to eliminate this benefit effective March 1, 2010 for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010 and eliminate the death benefit for eligible beneficiaries of certain retirees who retired after December 31, 2003.

CenturyLink maintains post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. The QCII post-retirement benefit plans were merged into CenturyLink's post-retirement benefit plans on January 1, 2012. The benefit obligation for the occupational health care and life insurance post-retirement plans is estimated based on the terms of benefit plans. In calculating this obligation, CenturyLink considers numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and plan amendments. During the third quarter of 2019, we renewed a collective bargaining agreement for three years which covers approximately 7,500 of our unionized employees. Effective with the renewal, there were no significant changes to the existing benefits for the approximately 7,500 active employees and eligible post-1990 retirees who are former represented employees. This agreement expires in April 2023.

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

Other Benefit Plans

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $171 million, $211 million and $204 million for the years ended December 31, 2019, 2018 and 2017, respectively. Employees' group basic life insurance plans are fully insured and the premiums are paid by CenturyLink.

401(k) Plans

CenturyLink sponsors qualified defined contribution plans covering substantially all of our employees. Under these plans, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plans and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employees' contributions in cash. We recognized $46 million, $45 million and $42 million in expense related to these plans for the years ended December 31, 2019, 2018 and 2017, respectively.

(10) Share-based Compensation

Share-based compensation expenses are included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations.

For the years ended December 31, 2019, 2018 and 2017, we recorded share-based compensation expense of approximately $26 million, $24 million and $27 million, respectively. We recognized an income tax benefit from our compensation expense of approximately $6 million, $6 million and $7 million during the years ended December 31, 2019, 2018 and 2017, respectively.

(11)	Fair Value Disclosure

Our financial instruments consist of cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, note payable-affiliate and long-term debt, excluding finance lease and other obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable and note payable-affiliate approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance lease and other obligations, as well as the input levels used to determine the fair values:

		As of December 31, 2019		As of December 31, 2018
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt (excluding finance lease and other obligations)	2	$5,941	6,258	5,938	5,118

(12)	Income Taxes

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

The components of the income tax expense (benefit) from continuing operations are as follows:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Income tax expense (benefit):
Current:
Federal and foreign	$415	(39)	777
State and local	126	31	130
Total current	541	(8)	907
Deferred:
Federal and foreign	95	408	(736)
State and local	5	94	(37)
Total deferred	100	502	(773)
Income tax expense	$641	494	134

The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2019	2018	2017
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	21.0%	21.0%	35.0%
State income taxes-net of federal effect	4.1%	6.1%	3.4%
Tax reform	—%	—%	(31.0)%
Accounting method changes	—%	(3.9)%	—%
Other	0.9%	(0.3)%	0.1%
Effective income tax rate	26.0%	22.9%	7.5%

The effective rate for the year ended December 31, 2018, was favorably impacted by a tax benefit of $83 million generated by filing tax accounting method changes that accelerated significant tax deductions. The effective tax rate for the year ended December 31, 2017 reflects the benefit of $555 million from the re-measurement of deferred taxes as noted above.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2019	2018
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax liabilities:
Property, plant and equipment	$(1,256)	(1,026)
Intangibles assets	(280)	(419)
Total deferred tax liabilities	(1,536)	(1,445)
Deferred tax assets:
Payable to affiliate due to post-retirement benefit plan participation	326	297
Other	20	58
Gross deferred tax assets	346	355
Less valuation allowance on deferred tax assets	(8)	(8)
Net deferred tax assets	338	347
Net deferred tax liabilities	$(1,198)	(1,098)

At December 31, 2019, we have established a valuation allowance of $8 million as it is not more likely than not that this amount of deferred tax assets will be realized.

With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2012. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carryforwards are available.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2019 and 2018 are as follows:

	2019	2018
	(Dollars in millions)
Unrecognized tax benefits at January 1,	$433	—
Increase due to tax positions taken in a prior year	—	433
Decrease due to tax positions taken in a prior year	(19)	—
Unrecognized tax benefits at December 31,	$414	433

The total amount of unrecognized tax benefits (including interest and net of federal benefit) that, if recognized, would impact the effective income tax rate was $432 million and $435 million as of December 31, 2019 and 2018, respectively.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $40 million and $21 million as of December 31, 2019 and 2018, respectively.

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

We paid $539 million and $907 million related to income taxes for the years ended December 31, 2019 and 2017, respectively and received $8 million from QSC related to income taxes in the year ended December 31, 2018.

(13)	Products and Services Revenue

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

•
Regulatory Revenue, which consist of Universal Service Fund ("USF") and Connect America Fund ("CAF") support payments and other operating revenue. We receive federal support payments from both federal and state USF programs and from the federal CAF program. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers; and

•
Affiliate services, which are telecommunication services that we also provide to our external customers. In addition, we provide to our affiliates computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
IP and Data Services	$624	615	634
Transport and Infrastructure	2,829	2,925	3,006
Voice and Collaboration	1,639	1,798	1,980
IT and Managed Services	3	6	—
Regulatory Services	189	214	211
Affiliate Services	2,873	2,935	2,719
Total operating revenue	$8,157	8,493	8,550

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

The following table provides the amount of USF surcharges and transaction taxes:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
USF surcharges and transaction taxes	$125	124	134

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

(14)	Affiliate Transactions

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

(15)	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2019
Operating revenue	$2,055	2,051	2,039	2,012	8,157
Operating income	760	750	748	626	2,884
Net income	487	477	477	386	1,827

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2018
Operating revenue	$2,130	2,101	2,149	2,113	8,493
Operating income	632	626	717	685	2,660
Net income	380	427	453	405	1,665

(16)	Commitments, Contingencies and Other Items

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at December 31, 2019 and December 31, 2018 aggregated to approximately $50 million and $17 million, respectively, and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

In November 2015, the federal court agreed with the LECs and rejected the IXCs' contention that federal law prohibits these particular access charges. Final judgments have been entered in the consolidated lawsuits and the IXCs are pursuing an appeal. Separately, some of the defendants, including us, have petitioned the FCC to address these issues on an industry-wide basis.

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

The consumer putative class actions, the securities investor putative class actions, and the federal derivative actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. Subject to confirmatory discovery and court approval, CenturyLink agreed to settle the consumer putative class actions for payments of $15.5 million to compensate class members and of up to $3.5 million for administrative costs. CenturyLink has accrued a contingent liability for those amounts. Certain class members may elect to opt out of the class settlement and pursue the resolution of their individual claims against us on these issues through various dispute resolution processes, including individual arbitration. One law firm claims to represent more than 22,000 potential class members. To the extent that a substantial number of class members, including many of the law firm’s alleged clients, meet the contractual requirements to arbitrate, elect to opt out of the settlement (or otherwise successfully exclude their individual claims), and actually pursue arbitrations, CenturyLink and we could incur a material amount of filing and other arbitrations fees in relation to the administration of those claims.

In July 2017, the Minnesota state attorney general filed State of Minnesota v. CenturyTel Broadband Services LLC, et al. in the Anoka County Minnesota District Court, alleging claims of fraud and deceptive trade practices relating to improper consumer sales practices.

CenturyLink has engaged in discussions regarding potential resolutions of these claims with a number of state attorneys general, and have entered into agreements settling the Minnesota suit and certain of the consumer practices claims asserted by state attorneys general. While CenturyLink does not agree with allegations raised in these matters, it has been willing to consider reasonable settlements where appropriate.

In 2019, we recorded a charge of approximately $33 million with respect to the above-described settlements and other consumer litigation related matters.

Locate Service Investigations

In June 2019, Minnesota and Arizona initiated investigations related to the timeliness of responses by certain of our vendors to requests for marking the location of underground telecommunications facilities. We, along with CenturyLink and its other subsidiaries are cooperating with the investigations. In February 2020, the Minnesota claims were settled. The terms of the settlement were not material to our consolidated results of operations or financial position.

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

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial during 2020 if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

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

Right-of-Way

At December 31, 2019, our future rental commitments for Right-of-Way agreements were as follows:

Right-of-Way Agreements
(Dollars in millions)
2020	$18
2021	1
2022	1
2023	1
2024	—
2025 and thereafter	8
Total future minimum payments	$29

Purchase Commitments

We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $34 million at December 31, 2019. Of this amount, we expect to purchase $16 million in 2020 and $18 million in 2021 through 2022. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2019.

(17)	Other Financial Information

Other Current Assets

The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2019	2018
	(Dollars in millions)
Prepaid expenses	$41	37
Contract acquisition costs	50	52
Contract fulfillment costs	28	27
Other	9	31
Total other current assets	$128	147

(18)	Labor Union Contracts

As of December 31, 2019, approximately 42% of our employees were members of various bargaining units represented by the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). During the third quarter of 2019, we reached new agreements with the CWA and IBEW, which represented all of the above noted represented employees. Therefore, there are no collective bargaining agreements that are scheduled to expire over the next 12 months. We believe that relations with our employees continue to be generally good.

(19)	Stockholder's Equity

Common Stock

We have one share of common stock (no par value) issued and outstanding, which is owned by QSC.

In addition, in the normal course of business, we transfer assets and liabilities to and from QSC and its affiliates, which are recorded through our equity. It is our policy to record these asset transfers based on carrying values.

Dividends

We declared the following cash dividend to QSC:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Cash dividend declared to QSC	$1,600	1,275	1,000
Cash dividend paid to QSC	1,600	1,275	1,000

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2019, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Remediation Actions

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we had a material weakness as of December 31, 2018 related to the ineffective design and operation of process level internal controls over the existence and accuracy of revenue transactions. During the fourth quarter of 2019, we remediated our material weakness related to revenue transactions. The measures taken to remediate the material weakness associated with revenue transactions are described in further detail in the “Changes in Internal Control Over Financial Reporting” section immediately below.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, we concluded the design and implementation of new internal controls, and strengthened existing process level internal controls, in response to the material weakness identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 related to the ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions, as described below:

•
We conducted a risk assessment to identify and assess changes needed to our financial reporting and process level controls related to the existence and accuracy of revenue transactions. Based on the results of that assessment, we designed, documented and implemented new process level internal controls and strengthened existing process level internal controls over the existence and accuracy of revenue transactions for areas in which we deemed there was a reasonable possibility of material misstatement of financial statement items related to revenue transactions.

•
We expanded the scope of our existing internal controls over revenue transactions to include “upstream” controls in the areas of contract quoting, order entry, provisioning, mediation, rating, and pricing, as well as the underlying applications that support these processes and internal controls.

•	We strengthened existing internal controls in our billing and revenue reporting processes to reduce the risk of failure in the effectiveness of upstream controls.

•
We completed an evaluation of the operating effectiveness of our newly-designed or strengthened internal controls over the existence and accuracy of revenue transactions, including an assessment of potential financial and reporting impacts, and concluded the deficiencies of such controls would not result in a reasonable possibility of material misstatement of financial statement items related to revenue transactions.

Based on these activities, management has concluded that these remediation activities have addressed the material weakness related to the existence and accuracy of revenue transactions and believes that the design and operation of these controls address the related risks of material misstatement to revenue and related financial statement line items and disclosures.

Other than the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control Over Financial Reporting
Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2019.

Management’s Report on the Consolidated Financial Statements

Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2019. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.

Our consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who have expressed their opinion with respect to the fairness of the consolidated financial statements. Their audit was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States).

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

Fees Paid to the Independent Registered Public Accounting Firm

QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate audit fees billed or allocated to us was $2.3 million and $2.2 million for the years ended December 31, 2019 and 2018, respectively, for professional accounting services, including KPMG's audit of our annual consolidated financial statements.

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

_______________________________________________________________________________

(1)
Certain of the items in Sections 4.1 through 4.3 (i) omit supplemental indentures or other instruments governing debt that has been retired, or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with applicable SEC rules copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith.

Exhibit Number		Description
b.
Tenth Supplemental Indenture, dated as of April 2, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on March 30, 2012).

c.
Eleventh Supplemental Indenture, dated as of June 25, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 22, 2012).

d.
Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.13 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).

e.
Thirteenth Supplemental Indenture, dated as of September 29, 2014, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.14 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 26, 2014).

f.
Fourteenth Supplemental Indenture, dated as of September 21, 2015, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 21, 2015).

g.
Fifteenth Supplemental Indenture, dated as of January 29, 2016, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.16 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on January 29, 2016).

h.
Sixteenth Supplemental Indenture, dated as of August 22, 2016, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.17 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on August 22, 2016).

i.
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

4.6*		Description of Qwest Corporation's securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.
31.1*		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Annual Report on Form 10-K of Qwest Corporation for the period ended December 31, 2019, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________

*	Exhibit filed herewith.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2020.

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

Signature	Title	Date

/s/ Jeff K. Storey	Chief Executive Officer and President (Principal Executive Officer)	March 5, 2020
Jeff K. Storey

/s/ Indraneel Dev	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2020
Indraneel Dev

/s/ Stacey W. Goff	Executive Vice President, General Counsel & Secretary and Director	March 5, 2020
Stacey W. Goff

/s/ Eric J. Mortensen	Senior Vice President - Controller (Principal Accounting Officer) and Director	March 5, 2020
Eric J. Mortensen