Form 10-Q
period 2020-03-31
QWEST CORP
filed 2020-05-08
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On May 8, 2020, there was one share of common stock outstanding.

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

•	statements regarding how the health and economic challenges raised by the COVID-19 pandemic may impact our business, operations, cash flows or financial position;

•	forecasts of our anticipated future results of operations, cash flows or financial position;

•
statements concerning the anticipated impact of our transactions, investments, product development and other initiatives, including synergies or costs associated with our transformational initiatives, acquisitions or dispositions, and the impact of our participation in government programs;

•
statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, debt leverage, capital allocation plans, financing alternatives and sources, and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward looking statements. Factors that could affect actual results include but are not limited to:

•
uncertainties due to events outside of our control regarding the impact that COVID-19 health and economic disruptions will have on our business, operations, employees, customers, suppliers, distribution channels, controls, regulatory environment, access to capital, operating or capital plans and corporate initiatives, and ultimately on our financial performance, financial position and cash flows;

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

•
possible changes in the demand for our products and services, including increased demand for high-speed data transmission services over the past few years and more recent changes that could result from disruptions caused by the COVID-19 pandemic;

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

•	our ability to implement our operating plans and corporate strategies, including our delevering strategy;

•
changes in our operating plans, corporate strategies or capital allocation plans, whether based upon COVID-19 disruptions, changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•
the negative impact of increases in the costs of CenturyLink’s pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations;

•	the potential negative impact of customer complaints, government investigations, security breaches or service outages impacting us or our industry;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•
our ability to collect our receivables from, or continue to do business with, financially troubled customers, including but not limited to those adversely impacted by the economic dislocations caused by the COVID-19 pandemic;

•	any adverse developments in legal or regulatory proceedings involving us or our affiliates, including CenturyLink;

•	changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies, practices or assumptions, including changes that could potentially require additional future impairment charges;

•	the effects of adverse weather, terrorism, epidemics, pandemics or other natural or man-made disasters;

•	the potential adverse effect if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•
the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•	other risks set forth or referenced in "Risk Factors" in Item 1A of Part II of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
OPERATING REVENUE
Operating revenue (1)	$1,235	1,308
Operating revenue - affiliates	683	722
Total operating revenue (1)	1,918	2,030
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization) (1)	473	582
Selling, general and administrative	143	157
Operating expenses - affiliates	195	195
Depreciation and amortization	328	336
Total operating expenses (1)	1,139	1,270
OPERATING INCOME	779	760
OTHER (EXPENSE) INCOME
Interest expense	(75)	(95)
Interest expense - affiliates, net	(16)	(16)
Other (expense) income, net	(8)	9
Total other expense, net	(99)	(102)
INCOME BEFORE INCOME TAXES	680	658
Income tax expense	177	171
NET INCOME	$503	487
_______________________________________________________________________________

(1)
Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020. Refer to Note 1—Background and our Form 8-K filing dated May 7, 2020 for further information.

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8	2
Accounts receivable, less allowance of $37 and $39	470	514
Advances to affiliates	695	1,842
Other	151	128
Total current assets	1,324	2,486
Property, plant and equipment, net of accumulated depreciation of $7,900 and $7,746	8,211	8,170
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Operating lease assets	102	105
Customer relationships, net	369	468
Other intangible assets, net	313	311
Other, net	94	99
Total goodwill and other assets	10,238	10,343
TOTAL ASSETS	$19,773	20,999
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$3	1,105
Accounts payable	347	403
Note payable - affiliate	1,100	1,069
Accrued expenses and other liabilities
Salaries and benefits	178	276
Income and other taxes	157	94
Interest	49	55
Other	100	134
Current affiliate obligations, net	72	72
Current portion of deferred revenue	200	201
Total current liabilities	2,206	3,409
LONG-TERM DEBT	4,851	4,846
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	110	108
Deferred income taxes, net	1,195	1,198
Noncurrent operating lease liabilities	84	89
Affiliate obligations, net	691	717
Other	518	515
Total deferred credits and other liabilities	2,598	2,627
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	68	67
Total stockholder's equity	10,118	10,117
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$19,773	20,999
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$503	487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	328	336
Deferred income taxes	(11)	(33)
Provision for uncollectible accounts	13	14
Accrued interest on affiliate note	31	30
Net loss on early retirement of debt	12	—
Changes in current assets and liabilities:
Accounts receivable	36	(7)
Accounts payable	(20)	(2)
Accrued income and other taxes	67	30
Other current assets and liabilities, net	(154)	(95)
Other current assets and liabilities - affiliates, net	(16)	(15)
Changes in other noncurrent assets and liabilities, net	10	15
Changes in affiliate obligations, net	(18)	(23)
Other, net	4	(5)
Net cash provided by operating activities	785	732
INVESTING ACTIVITIES
Capital expenditures	(317)	(288)
Changes in advances to affiliates	1,147	(110)
Proceeds from sale of property, plant and equipment and other assets	—	23
Net cash provided by (used in) investing activities	830	(375)
FINANCING ACTIVITIES
Payments of long-term debt	(1,109)	(3)
Dividends paid to Qwest Services Corporation	(500)	(350)
Net cash used in financing activities	(1,609)	(353)
Net increase in cash, cash equivalents and restricted cash	6	4
Cash, cash equivalents and restricted cash at beginning of period	4	7
Cash, cash equivalents and restricted cash at end of period	$10	11
Supplemental cash flow information:
Income taxes paid, net	$(179)	(197)
Interest paid (net of capitalized interest of $10 and $6)	(81)	(92)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$8	9
Restricted cash included in other noncurrent assets	2	2
Total	$10	11
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	67	(182)
Net income	503	487
Cumulative effect of adoption of ASU 2016-02, Leases	—	22
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit losses, net $1 tax	3	—
Dividends declared to Qwest Services Corporation	(500)	(350)
Other	(5)	—
Balance at end of period	68	(23)
TOTAL STOCKHOLDER'S EQUITY	$10,118	10,027
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
(1) Background

General
We are an integrated communications company engaged primarily in providing a broad array of communications services to our residential and business customers. Our specific products and services are detailed in Note 7—Products and Services Revenue of this report.
We generate the majority of our total consolidated operating revenue from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

Basis of Presentation

Our consolidated balance sheet as of December 31, 2019, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the SEC; however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (referred to herein as affiliates) have not been eliminated.

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue and expenses for the three months ended March 31, 2020 and 2019.

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

Change in Accounting Policy

During the first quarter of 2020, we elected to change the presentation for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, including federal and certain state Universal Service Fund ("USF") regulatory fees, to present all such taxes on a net basis in our statement of operations. Prior to the first quarter of 2020, we assessed whether we were the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. The previous policy resulted in presenting such USF fees on a gross basis within operating revenue and cost of services and products, and all other significant taxes on a net basis. This change in accounting policy was applied retrospectively and decreased both operating revenue and cost of services and products by $25 million for both quarters ended March 31, 2020 and March 31, 2019. The change had no impact on operating income or net income in the consolidated statements of operations.
We changed our policy to present such taxes on the net basis and believe the new policy is preferable because of the historical and potential future regulatory rate changes outside of our control resulting in significant variability in tax and fee revenue that are not indicative of our operating performance. We believe that net presentation provides the most useful and transparent financial information and improves comparability and consistency of financial results.
Operating Lease Income

Qwest leases various data transmission capacity, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the three months ended March 31, 2020 and 2019, our gross rental income was $79 million and $81 million, respectively, which represents approximately 4% of our operating revenue for both the three months ended March 31, 2020 and 2019.

Recently Adopted Accounting Pronouncements

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

We adopted ASU 2016-13 on January 1, 2020 and recognized a cumulative adjustment to our retained earnings as of the date of adoption of $3 million net of tax effect. Please refer to Note 4—Credit Losses on Financial Instruments for more information.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 will become effective for us in the first quarter of fiscal 2021 and early adoption is permitted. We are evaluating the impact the adoption will have on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. We are evaluating the optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued and the related impact on our consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $5,330 and $5,231	$369	468
Other intangible assets, less accumulated amortization of $1,802 and $1,780	$313	311

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

Because CenturyLink's low stock price was a trigger for impairment testing, we estimated the fair value of our operations using only the market approach in the quarter ended March 31, 2019. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry, which have historically supported a range of fair values of annualized revenue and EBITDA multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple within this range. As of March 31, 2019, based on our assessments performed as described above, we concluded that our goodwill was not impaired as of that date.

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

During the first quarter of 2020, we observed a decline in CenturyLink's stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting unit was below its carrying value. We believe these events have impacted the global economy more directly than us, and when considered with other factors, we have concluded it is not more likely than not that the fair value of our reporting unit was less than its carrying value as of the quarter ended March 31, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. Future changes could cause our reporting unit fair value to be less than its carrying value, resulting in potential impairments of our goodwill which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments including actions taken to contain the coronavirus and its long-term impacts on the overall economy.

As of March 31, 2020, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.2 billion. The total amortization expense for intangible assets for the three months ended March 31, 2020 and 2019 totaled $124 million and $137 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2020 through 2024 will be as follows:

(Dollars in millions)
2020 (remaining nine months)	$359
2021	154
2022	52
2023	42
2024	33

(3) Revenue Recognition

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Total revenue (1)	$1,918	2,030
Adjustments for non-ASC 606 revenue (2)	(121)	(127)
Total revenue from contracts with customers	$1,797	1,903
______________________________________________________________________

(1)
Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020. Refer to Note 1—Background and our Form 8-K filing dated May 7, 2020 for further information.

(2)	Includes regulatory revenue, lease revenue, sublease rental income and revenue from fiber capacity lease arrangements which are not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Customer receivables (1)	$415	430
Contract liabilities	337	338
Contract assets	15	18
______________________________________________________________________

(1)	Gross customer receivables of $444 million and $462 million, net of allowance for doubtful accounts of $29 million and $32 million, at March 31, 2020 and December 31, 2019, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three months ended March 31, 2020 and March 31, 2019, we recognized $184 million and $261 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020 and January 1, 2019, respectively.

Performance Obligations

As of March 31, 2020, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $163 million. We expect to recognize approximately 99% of this revenue through 2022, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$86	64	90	57
Costs incurred	14	6	16	4
Amortization	(16)	(9)	(16)	(4)
End of period balance	$84	61	90	57

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of communications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of 30 months for consumer customers and average contract life of 29 months for business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(4) Credit Losses on Financial Instruments

In accordance with ASC 326, "Financial Instruments - Credit Losses" ("ASC 326") we aggregate financial assets with similar risk characteristics such that expected credit losses reflect the credit quality or deterioration over the life of the asset. We monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change each reporting period. Financial assets that do not share risk characteristics with other financial assets are evaluated separately. Our financial assets measured at amortized cost primarily consist of accounts receivable.

In developing our accounts receivable portfolio, we pooled certain assets with similar credit risk characteristics based on the nature of our customers, their industry, policies used to grant credit terms and their historical and expected credit loss patterns.

Prior to the adoption of the new credit loss standard, the allowance for doubtful accounts receivable reflected our best estimate of probable losses inherent in our receivable portfolio determined based on historical experience, specific allowances for known troubled accounts, and other currently available evidence.

We implemented the new standard, using a loss rate method to estimate our allowance for credit losses. Our current expected credit loss rate begins with the use of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to move accounts receivable to credit loss. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy or credit loss and recovery policies, we perform a qualitative and quantitative assessment to update our current loss rate, which as noted below has increased due to an increase in historic loss experience and weakening economic forecasts. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. The historical, current, and expected credit loss rates are combined and applied to period end accounts receivable, which results in our allowance for credit losses.

If there is a deterioration of a customer's financial condition or if future default rates in general, including impacts of COVID-19, differ from those currently anticipated, we may have to adjust the allowance for credit losses, which would affect earnings in the period that adjustments are made.

The assessment of the correlation between historical observed default rates, current conditions, and forecast economic conditions requires judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the allowance for credit losses. The amount of credit loss is sensitive to changes in circumstances and forecasted economic conditions. Our historical credit loss experience, current conditions, and forecast of economic conditions may also not be representative of the customer's actual default in the future.

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio:

(Dollars in millions)
Beginning balance at January 1, 2020 (1)	$35
Current period provision for expected losses	13
Write-offs charged against the allowance	(16)
Recoveries collected	5
Ending Balance at March 31, 2020	$37
______________________________________________________________________

(1)	The beginning balance includes the cumulative effect of the adoption of new credit loss standard

For the three months ended March 31, 2020, our allowance for credit losses for our business and consumer accounts receivable portfolio increased due to an increase in historical loss experience and weakening economic forecasts, partially offset by recoveries.

(5) Long-Term Debt and Note Payable - Affiliate

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance lease and other obligations, unamortized premiums, net, unamortized debt issuance costs and (ii) note payable - affiliate:

	Interest Rates	Maturities	March 31, 2020	December 31, 2019
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2021 - 2057	$4,856	5,956
Term loan (1)	LIBOR + 2.00%	2025	100	100
Finance lease and other obligations	Various	Various	8	10
Unamortized premiums, net			4	—
Unamortized debt issuance costs			(114)	(115)
Total long-term debt			4,854	5,951
Less current maturities			(3)	(1,105)
Long-term debt, excluding current maturities			$4,851	4,846
Note payable - affiliate	5.561%	2022	$1,100	1,069
_______________________________________________________________________________

(1) Qwest Corporation's Term Loan had an interest rate of 2.990% as of March 31, 2020 and 3.800% as of December 31, 2019

Redemption of Senior Notes

On January 15, 2020, Qwest Corporation fully redeemed all $850 million aggregate principal amount of its outstanding 6.875% senior notes due 2033 and all $250 million aggregate principal amount of its outstanding 7.125% senior notes due 2043 which resulted in a loss of $12 million.

Note Payable - Affiliate

On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance owed by Qwest Corporation under this revolving promissory note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of March 31, 2020, the amended and restated revolving promissory note had an outstanding balance of $1.100 billion and bore interest at a weighted-average interest rate of 5.561%. As of March 31, 2020 and December 31, 2019, the amended and restated revolving promissory note is reflected on our consolidated balance sheets as a current liability under "Note payable - affiliate". In accordance with the terms of the amended and restated revolving promissory note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is to be capitalized on such date and is to begin accruing interest. Through March 31, 2020, $136 million of such interest has been capitalized. As of March 31, 2020, $15 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.

Aggregate Maturities of Long-Term Debt

Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized premiums and discounts and unamortized debt issuance costs and excluding note payable-affiliate) maturing during the following years:

(Dollars in millions)
2020 (remaining nine months)	$3
2021	951
2022	1
2023	—
2024	1
2025 and thereafter	4,008
Total long-term debt	$4,964

Compliance

As of March 31, 2020, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

Other

For additional information on our long-term debt and credit facilities, see Note 5—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2019.

(6) Fair Value Disclosure

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, advances to affiliates, accounts payable, note payable-affiliate and long-term debt, excluding finance lease and other obligations. Due to their short-term nature, the carrying amounts of our cash, cash equivalents and restricted cash, accounts receivable, advances to affiliates, accounts payable and note-payable-affiliate approximate their fair values.

The three input levels in the hierarchy of fair value measurements are defined by the Fair Value Measurement and Disclosure framework generally as follows:

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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance lease and other obligations, as well as the input level used to determine the fair values indicated below:

		March 31, 2020		December 31, 2019
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$4,846	4,397	5,941	6,258

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

•
Regulatory Revenue, which consist of Connect America Fund ("CAF") support payments and other operating revenue. We receive federal support payments from the federal CAF program. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers; and

•
Affiliate Services, which are telecommunication services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories:

	Three Months Ended March 31,
	2020	2019 (1)
	(Dollars in millions)
IP and Data Services	$136	140
Transport and Infrastructure	657	701
Voice and Collaboration	395	418
IT and Managed Services	1	1
Regulatory Revenue	46	48
Affiliate Services	683	722
Total operating revenue	$1,918	2,030

_______________________________________________________________________________

(1)
Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020, in addition to product reclassification changes. Refer to Note 1—Background and our Form 8-K filing dated May 7, 2020 for further information.

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at March 31, 2020 aggregated to approximately $26 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter.

Principal Proceedings

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

Beginning June 2017, CenturyLink received several shareholder derivative demands addressing related topics. In August 2017, CenturyLink's Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. In April 2018, the special litigation committee concluded its review of the derivative demands and declined to take further action. Since then, derivative cases were filed in Louisiana state court in the Fourth Judicial District Court for the Parish of Ouachita and in federal court in Louisiana and Minnesota. These cases have been brought on behalf of CenturyLink against certain current and former officers and directors of the Company and seek damages for alleged breaches of fiduciary duties.

The consumer putative class actions, the securities investor putative class actions, and the federal derivative actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. Subject to confirmatory discovery and court approval, CenturyLink agreed to settle the consumer putative class actions for payments of $15.5 million to compensate class members and of up to $3.5 million for administrative costs. In the second quarter of 2019, CenturyLink accrued for these obligations, and a portion of the administrative costs has been expended in 2020. Certain class members may elect to opt out of the class settlement and pursue the resolution of their individual claims against us on these issues through various dispute resolution processes, including individual arbitration. One law firm claims to represent more than 22,000 potential class members. To the extent that a substantial number of class members, including many of the law firm’s alleged clients, meet the contractual requirements to arbitrate, elect to opt out of the settlement (or otherwise successfully exclude their individual claims), and actually pursue arbitrations, CenturyLink and we could incur a material amount of filing and other arbitrations fees in relation to the administration of those claims.

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

The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 16—Commitments, Contingencies and Other Items to the financial statements included in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2019. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(9) Dividends

From time to time we may declare and pay dividends to our direct parent company, QSC, sometimes in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not currently limit the amount of dividends we can pay to QSC.

During the three months ended March 31, 2020 and 2019, we declared and paid dividends of $500 million and $350 million, respectively, to QSC. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

(10) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Prepaid expenses	$64	41
Contract acquisition costs	50	50
Contract fulfillment costs	28	28
Other	9	9
Total other current assets	$151	128

(11) Labor Union Contracts

As of March 31, 2020, approximately 46% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). During the third quarter of 2019, we reached new agreements with the CWA and IBEW, which represented all of the above noted represented employees. Therefore, there are no collective bargaining agreements that are scheduled to expire over the next 12 months. We believe relations with our employees continue to be generally good.

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
Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report and "Risk Factors" set forth or referenced in Item 1A of Part II of this report or other of our filings with the SEC for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.
Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2019, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

We are an integrated communications company engaged primarily in providing an array of communications services to our business and residential customers. Our specific products and services are detailed in Note 7—Products and Services Revenue of this report.

Our ultimate parent company, CenturyLink, Inc. ("CenturyLink"), has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by CenturyLink's service company affiliate. From time to time we may declare and pay dividends to Qwest Services Corporation ("QSC"), our direct parent, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. We report the balance of these transfers on our consolidated balance sheet as advances to affiliates.

At March 31, 2020, we served approximately 3.0 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees, to enable us to continue to provide our products and services worldwide to our customers, and to strengthen our communities. These steps include:

•	CenturyLink taking the FCC’s “Keep Americans Connected Pledge,” which obligates us in certain circumstances to waive late fees and to forego certain service terminations;

•	establishing new protocols for the safety of our on-site technicians and customers, including our “Safe Connections” program;

•	adopting a rigorous employee work-from-home policy and substantially restricting non-essential business travel;

•	continuously monitoring our network to enhance its ability to respond to changes in usage patterns;

•	donating products or services in several of our communities to enhance their abilities to provide necessary support services; and

•	taking steps to maintain our internal controls and the security of our systems and data in a remote work environment.
As the crisis continues, we may revise our responses or take additional steps to adjust to changed circumstances.

By the end of the first quarter of 2020, social distancing, travel restrictions, business and school closures, and other actions taken in response to the pandemic had begun to impact us, our customers and our business. In particular, the pandemic has reduced our late fee revenues. However, most of those changes impacted only the latter portions of the first quarter of 2020. We expect that pandemic-related changes will have a more pronounced impact on our second quarter 2020 operating results, especially if the economic slowdown adversely impacts our customers' ability and willingness to order and pay for our products and services. The impact of those changes after the second quarter of 2020 will materially depend on additional steps that we may take in response to the pandemic and various events outside of our control, including the duration of the health crisis, the length and severity of the economic slowdown, actions taken by governmental agencies or legislative bodies, and the impact of those events on our employees, suppliers and customers. For additional information, see the risk factor disclosures set forth or referenced in Item 1A of Part II of this report.

For additional information on the impacts of the pandemic, see the remainder of this item, including "— Liquidity and Capital Resources — Pension and Post-retirement Benefit Obligations" and "Connect America Fund."

For the reasons noted in Note 1—Background to our consolidated financial statements in Item 1 of Part I of this report, we believe we have one reportable segment.

We categorize our products, services and revenue among the following six categories:

•	IP and Data Services, which include primarily VPN data networks, Ethernet, IP and other ancillary services;

•	Transport and Infrastructure, which include broadband, private line (including business data services) and other ancillary services;

•	Voice and Collaboration, which includes primarily local voice, including wholesale voice, and other ancillary service;

•	IT and Managed Services, which include information technology services and managed services, which may be purchased in conjunction with our other network services;

•	Regulatory Revenue, which consist of Connect America Fund ("CAF") support payments and other operating revenue. We receive federal support payments from the federal CAF program; and

•
Affiliate Services, which are telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Operating revenue (1)	$1,918	2,030
Operating expenses (1)	1,139	1,270
Operating income	779	760
Total other expense, net	(99)	(102)
Income tax expense	177	171
Net income	$503	487
_______________________________________________________________________________

(1)
Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020. Refer to Note 1—Background and our Form 8-K filing dated May 7, 2020 for further information.

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting CenturyLink's business included in CenturyLink's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.
Operating Revenue

The following table summarizes our consolidated operating revenue recorded under each of our six above-described revenue categories:

	Three Months Ended March 31,		% Change
	2020	2019 (1)
	(Dollars in millions)
IP and Data Services	$136	140	(3)%
Transport and Infrastructure	657	701	(6)%
Voice and Collaboration	395	418	(6)%
IT and Managed Services	1	1	—%
Regulatory Revenue	46	48	(4)%
Affiliate Services	683	722	(5)%
Total operating revenue	$1,918	2,030	(6)%
_______________________________________________________________________________

(1)
Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020, in addition to product reclassification changes. Refer to Note 1—Background and our Form 8-K filing dated May 7, 2020 for further information.

Total operating revenue decreased by $112 million, or 6%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease in our operating revenue was primarily due to decreases in all of our revenue categories.

Operating Expenses
The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,		% Change
	2020	2019
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization) (1)	$473	582	(19)%
Selling, general and administrative	143	157	(9)%
Operating expenses - affiliates	195	195	—%
Depreciation and amortization	328	336	(2)%
Total operating expenses (1)	$1,139	1,270	(10)%
_______________________________________________________________________________

(1)
Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020. Refer to Note 1—Background and our Form 8-K filing dated May 7, 2020 for further information.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $109 million, or 19%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease in our cost of services and products (exclusive of depreciation and amortization) was primarily due to reductions in salaries and wages and employee-related expenses resulting from lower headcount and professional services. These reductions were offset by higher customer installation expenses and equipment maintenance expense.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $14 million, or 9%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease in our selling, general and administrative expenses was primarily due to reductions in salaries and wages and employee-related expenses from lower headcount, contract labor costs, marketing and advertising and an increase in the amount of labor capitalized or deferred. These reductions were partially offset by higher professional fees.

Operating Expenses - Affiliates

Operating expenses - affiliates remained unchanged for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Depreciation and Amortization

The following table provide details of our depreciation and amortization expense:

	Three Months Ended March 31,		% Change
	2020	2019
	(Dollars in millions)
Depreciation	$204	199	3%
Amortization	124	137	(9)%
Total depreciation and amortization	$328	336	(2)%
Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense increased by $5 million, or 3%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase in depreciation expense was primarily due to net growth in depreciable assets which was partially offset by the impact of annual rate depreciable life changes.

Amortization expense decreased by $13 million, or 9%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease in amortization expense was primarily due to the effect of using an accelerated amortization method resulting in an incremental decline in expense as the intangible assets amortize.

Other Consolidated Results
The following table summarizes our total other (expense) income and income tax expense:

	Three Months Ended March 31,		% Change
	2020	2019
	(Dollars in millions)
Interest expense	$(75)	(95)	(21)%
Interest expense - affiliates, net	(16)	(16)	—%
Other (expense) income, net	(8)	9	nm
Total other expense, net	$(99)	(102)	(3)%
Income tax expense	$177	171	4%
_______________________________________________________________________________
nm - Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $20 million, or 21%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease was primarily due to a decrease in average long-term debt and lower variable interest rates.

Interest Expense - Affiliates, Net

Affiliated interest expense remained unchanged for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Other (Expense) Income, Net

Other income, net reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions and components of net periodic pension and post-retirement benefit costs. Other income, net decreased by $17 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease in other income, net was primarily due to a loss on the retirement of debt and a reduction of interest income.

Income Tax Expense

Income tax expense for the three months ended March 31, 2020 was $177 million compared to $171 million for the three months ended March 31, 2019. Our effective tax rate was 26.0%, for both the three months ended March 31, 2020 and 2019.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

We are an indirectly wholly-owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate advances and obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by CenturyLink's service company affiliate. From time to time we may declare and pay dividends to our stockholder, QSC, sometimes in excess of our earnings to the extent permitted by applicable law, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. Our debt covenants do not currently limit the amount of dividends we can pay to QSC. Given our cash management arrangement with our ultimate parent, CenturyLink, and the resulting amounts due to us from CenturyLink, a significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.

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

For more information on our capital spending, see "Historical Information—Investing Activities" below and Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this report.

Debt and Other Financing Arrangements

Subject to market conditions, and to the extent feasible, we expect to continue to issue debt securities, under Qwest Corporation, from time to time in the future primarily to refinance a substantial portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors. We have no remaining debt maturities due in the next 12 months excluding finance lease obligations.

As of the date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Ba2
Fitch Ratings	BB+

CenturyLink, Inc.'s and Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies. For additional information regarding CenturyLink's and Qwest Corporation's funding arrangements, see "Risk Factors—Risk Related to CenturyLink's Recently-Completed Acquisition of Level 3" and "Risks Affecting Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this report.

Term Loan

In 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At both March 31, 2020 and December 31, 2019, the outstanding principal balance on this term loan was $100 million.

Note Payable - Affiliate

On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc. This note replaced and amended the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance owed by us under this revolving promissory note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of March 31, 2020, the weighted average interest rate was 5.561%. As of March 31, 2020 and December 31, 2019, the amended and restated revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of March 31, 2020, $15 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets.

For additional information about our indebtedness, see Note 5—Long-Term Debt and Note Payable - Affiliate.

Dividends

We periodically pay dividends to our direct parent company. See Note 9—Dividends and the discussion above under the heading "Overview".

Pension and Post-retirement Benefit Obligations

CenturyLink is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2019, the accounting unfunded status of CenturyLink's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was approximately $1.8 billion and approximately $3.0 billion, respectively. For additional information about CenturyLink's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pensions and Post-Retirement Benefits" in Item 7 of CenturyLink's annual report on Form 10-K for the year ended December 31, 2019 and see Note 9—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.

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

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the three months ended March 31, 2020, we made settlement payments of $18 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For 2020, we expect to make aggregate settlement payments of $72 million to QCII under the plan.

The capital markets have been volatile during 2020, partially as a result of the COVID-19 outbreak. Federal governmental actions to stimulate the economy have significantly impacted interest rates. These events could ultimately affect the funding levels of our pension plans and calculations of our liabilities under our pension and other post-employment benefit plans.

For 2020, CenturyLink's estimated annual long-term rates of return, net of administrative costs, are 6% and 4% for the pension plan trust assets and post-retirement plans' trust assets, respectively, based on the assets currently held. However, actual returns could be substantially different.

For additional information, see “Risk Factors—Risks Affecting Our Liquidity and Capital Resources—Adverse changes in the value of assets or obligations associated with CenturyLink’s qualified pension plan could negatively impact CenturyLink’s liquidity, which may in turn affect our business and liquidity” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this report.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our annual report on Form 10-K for the year ended December 31, 2019.

Connect America Fund

As a result of accepting CAF II support payments, we must meet certain specified infrastructure buildout requirements in 13 states over the next several years. In order to meet these specified infrastructure buildout requirements, we may be obligated to make substantial capital expenditures. Due to governmental restrictions and potential supply delays related to the COVID-19 pandemic, we cannot provide any assurances that we will be able to timely meet our mandated buildout requirements.

On January 30, 2020, the FCC approved an order creating the Rural Digital Opportunity Fund (the “RDOF”) which is a new federal support program designed to follow the CAF Phase II program. Through the RDOF, the FCC plans to award up to $20.4 billion in support payments over 10 years to bring broadband to unserved areas through multi-round reverse auctions conducted in two phases, the first of which is scheduled for October 2020. For CAF
Phase II participants like our ultimate parent, CenturyLink, support payments awarded in the initial phase of RDOF would begin January 1, 2022. Qwest Corporation and CenturyLink are currently analyzing the opportunity to participate in the initial RDOF auction. In its January order, the FCC also clarified that CAF II recipients, like CenturyLink, would receive an additional year of CAF Phase II funding in 2021. We cannot assure you that the final terms of the RDOF will match those described above.

For additional information on these programs, see (i) "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2019, (ii) "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2019 and (iii) Item 1A Part II of this report.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		Change
	2020	2019
	(Dollars in millions)
Net cash provided by operating activities	$785	732	53
Net cash provided by (used in) investing activities	830	(375)	1,205
Net cash used in financing activities	(1,609)	(353)	1,256

Operating Activities

Net cash provided by operating activities increased by $53 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to increased cash flows from accounts receivable and increased accrued income and other tax accruals partially offset by cash used for prepaid expenses and reductions of other current liabilities. Cash provided by operating activities is subject to variability period over period as a result of timing of the collection of receivables and payments related to interest expense, accounts payable and bonuses.

Investing Activities

Net cash provided by investing activities increased by $1.2 billion for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to funds received from advances to affiliates.

Financing Activities

Net cash used in financing activities increased by $1.3 billion for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to repayments of long-term debt.

See Note 5—Long-Term Debt and Note Payable - Affiliate, for additional information on our outstanding debt securities and financing activities.

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

Market Risk

As of March 31, 2020, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2020, we had no such instruments outstanding nor held or issued derivative financial instruments for trading or speculative purposes.

We do not believe that there were any material changes to market risks arising from changes in interest rates for the three months ended March 31, 2020, when compared to the disclosures provided in our annual report on Form 10-K for the year ended December 31, 2019.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2019, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2020, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 8—Commitments, Contingencies and Other Items included in Item 1 of Part I of this report is incorporated herein by reference. The ultimate outcome of the matters described in Note 8 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this report.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the additional risk factors appearing below:
An outbreak of disease or similar public health threat, such as the recent COVID‑19 pandemic, could have a material adverse impact on our operating results and financial condition
An outbreak of disease or similar public health threat, such as the recent COVID‑19 pandemic and its detrimental impact on the worldwide economy, could have a material adverse impact on our operating results and financial condition.
We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. Since the latter half of the first quarter of 2020, the COVID-19 pandemic has caused a sudden and substantial reduction in worldwide economic activity. COVID-19 poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes for an indefinite period of time, including due to shutdowns or related restrictions that may be requested or mandated by governmental authorities. We provide services in regions significantly impacted by COVID-19. The extent to which COVID-19 will ultimately impact our results, including its impact on demand for our products and services and related impacts upon network usage, the ability of our customers to continue to pay in a timely manner, the impact on other third parties upon which our operations, financial performance and liquidity are materially reliant, impacts on our relationships with unionized employees and related collective bargaining agreements negotiations, impacts upon counterparty risk relative to our major contracts, impacts upon our transformational efforts and impacts on our supply chains or distribution channels for our products and service, is dependent on future developments, which are uncertain and unpredictable, including new information which may emerge concerning the risks and severity of COVID-19 and additional actions which may be taken to contain it or treat its impact. Such future uncertain and unpredictable developments include:

•
The duration, extent and severity of the pandemic. COVID-19 has rapidly spread worldwide, and it is not yet known (i) when the current pandemic will abate, (ii) whether, when or to what extent additional outbreaks may arise, (iii) the extent to which various populations will experience more severe adverse health consequences, (iv) the effectiveness of current mitigation steps, and (v) whether or when treatments or vaccines will be developed to ameliorate or staunch the pandemic.

•
The response of governmental and nongovernmental authorities. Many governmental and nongovernmental bodies have taken action to substantially curtail household and business activity to help slow the spread of COVID-19 or to otherwise mitigate its potential adverse effects. In the United States and many other countries, these mandates have been issued by state or local officials, which significantly increases the unpredictability and variability of when and how these mandates will be amended or rescinded. The significant health and economic challenges arising out of the pandemic has led to changes in laws governing the rights of workers and has caused, and may continue to cause, various parties to propose additional changes to laws or regulations, including those governing communications companies. The continuing impact of existing or new mandates, restrictions, laws or regulations could have a material adverse impact on our operations and the operations of our suppliers or others with which we do business.

•
Impacts to economic and market conditions. COVID-19 has created significant disruption to and volatility in global, national, regional and local economies and markets. Uncertainties related to, and perceived or experienced negative effects from, COVID-19 may cause significant volatility or decline in the trading price of our securities, worldwide labor markets and general economic conditions. These changes began to affect us, our customers and our business by the end of the first quarter of 2020. Following the first quarter of 2020, we expect these changes either may or will (i) increase the likelihood of litigation, including derivative shareholder litigation, (ii) continue to limit or restrict our ability to conduct normal business activities with customers, vendors, lenders or others with whom we do business, (iii) continue to result in changes in spending patterns or reduced demand for our products and services, (iv) result in reductions in our labor force, (v) cause us to delay or change our operating, capital spending or transformational plans, (vi) result in future changes in tax rates, (vii) restrict our ability to implement our transformation plans and (viii) otherwise render it more difficult or impossible to implement our operational or strategic plans.

•
Impacts to Capital Markets. Shortly after COVID-19 began its rapid spread beyond Asia, domestic and worldwide capital markets ceased operating for a short period, and have remained unstable or unpredictable since then, particularly for non-investment grade issuers. Legislative bodies and reserve banks have taken various actions in response to the pandemic that have impacted the capital markets, and we expect that these efforts could continue. We and our affiliates are materially reliant upon the capital markets to access funding necessary to refinance our outstanding indebtedness. If the economic disruptions caused by COVID-19 continues to interfere with the operations of the capital markets, our access to cash to refinance our debt or to fund our other cash requirements could be materially adversely affected.

•
Impacts to individuals and companies that may do business with us or be involved in our business. COVID-19 may impact the health of our employees, directors or customers, reduce the availability of our workforce or those of companies with which we do business, create disruptions in our supply chain or otherwise cause human impacts that have a material adverse impact on our business.

In addition, preparing for and responding to the continuing pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize health and safety matters for our employees and customers, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value, increase vulnerability to information technology or cybersecurity related risks as more of our employees work remotely and otherwise continue to disrupt our business operations. Moreover, if the pandemic ultimately materially reduces our cash flows, we may need to re-evaluate our capital allocation plans, especially if increased broadband usage increases our need to invest in our network to remain competitive.
While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by governments to combat it are expected to impact us to a greater degree in the second quarter of 2020 and could have a material adverse impact on our operating results and financial condition.
Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2019, including those relating to the risks of regulatory noncompliance and additional asset impairments. Specifically, pandemic-related constraints could preclude us from meeting our broadband buildout commitments under the FCC's CAF program. In addition, during the first quarter of 2020, CenturyLink observed a decline in its stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting unit was below its carrying value. We believe these events have impacted the global economy more directly than us, and when considered with other factors, we have concluded that it is not more likely than not that the fair value of our reporting unit was less than its carrying value as of the quarter ended March 31, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. Future changes could cause our reporting unit fair value to be less than its carrying value, resulting in potential impairments of our goodwill which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments including actions taken to contain the coronavirus and its long-term impacts on the overall economy.

We have taken certain precautions due to the uncertain and evolving situation relating to the spread of COVID-19 that could have a material adverse impact our operating results and financial condition
In light of the uncertain and evolving situation relating to the spread of COVID-19, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, our customers, business partners and the communities in which we participate, which could have a material adverse impact on our operating results and financial condition. To this end, we have, among other things, established safety protocols for the safety of our on-site technicians and customers, adopted an employee work-from-home policy where employees who can work-from-home do so, substantially restricted non-essential business travel and CenturyLink has taken the “Keep Americans Connected Pledge,” which obligates us in certain circumstances to waive late fees and to not terminate a residential or small business customer’s service due to financial circumstances associated with COVID-19 for a period of time. In addition to reducing our late fee revenues, these measures could make it more difficult to (i) timely and efficiently furnish products and services to our customers, (ii) devote sufficient resources to our ongoing network and product simplification projects, (iii) efficiently monitor and maintain our network, (iv) maintain effective internal controls (v) mitigate information technology or cybersecurity related risks and (vi) otherwise operate and administer our affairs. As such, these measures ultimately could have a material adverse impact on our operating results and financial condition. The extent to which COVID-19 may impact our workforce, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with a reasonable level of certainty at this time.

ITEM 6. EXHIBITS
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
18.1*	Preferability Letter
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended March 31, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2020.

QWEST CORPORATION
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)