Form 10-Q
period 2020-06-30
QWEST CORP
filed 2020-08-07
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On August 7, 2020, there was one share of common stock outstanding.

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

•statements regarding how the health and economic challenges raised by the COVID-19 pandemic may impact our business, operations, cash flows or financial position;

•forecasts of our anticipated future results of operations, cash flows or financial position;

•statements concerning the anticipated impact of our transactions, investments, product development, participation in government programs and other initiatives, including synergies or costs associated with our transformational initiatives, acquisitions or dispositions;

•statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, debt leverage, capital allocation plans, financing alternatives and sources, and pricing plans; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward looking statements. Factors that could affect actual results include but are not limited to:

•uncertainties due to events outside of our control regarding the impact that COVID-19 health and economic disruptions will continue to have on our business, operations, employees, customers, suppliers, distribution channels, controls, regulatory environment, access to capital, operating or capital plans and corporate initiatives, and ultimately on our financial performance, financial position and cash flows;

•the effects of competition from a wide variety of competitive providers, including decreased demand for our more mature service offerings and increased pricing pressures;

•the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

•our ability to attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, strengthening our relationships with customers and attaining projected cost savings;

•our ability to safeguard our network, and to avoid the adverse impact on our business from possible security breaches, service outages, system failures, equipment breakage, or similar events impacting our network or the availability and quality of our services;

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, special access, universal service, broadband deployment, data protection, privacy and net neutrality;

•our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix;

•possible changes in the demand for our products and services, including increased demand for high-speed data transmission services;

•our ability to successfully maintain the quality and profitability of our existing product and service offerings and to introduce profitable new offerings on a timely and cost-effective basis;

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments, dividends, pension contributions and other benefits payments;

•our ability to successfully and timely implement our operating plans and corporate strategies, including our delevering strategy;

•changes in our operating plans, corporate strategies or capital allocation plans, whether based upon COVID-19 disruptions, changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•the negative impact of increases in the costs of CenturyLink’s pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics, regulations or disruptions caused by the COVID-19 pandemic;

•the potential negative impact of customer complaints, government investigations, security breaches or service outages impacting us or our industry;

•adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•our ability to meet the terms and conditions of our debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•our ability to collect our receivables from, or continue to do business with, financially troubled customers, including but not limited to those adversely impacted by the economic dislocations caused by the COVID-19 pandemic;

•any adverse developments in legal or regulatory proceedings involving us or our affiliates, including CenturyLink;

•changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•the effects of changes in accounting policies, practices or assumptions, including changes that could potentially require additional future impairment charges;

•the effects of adverse weather, terrorism, epidemics, pandemics or other natural or man-made disasters;

•the potential adverse effect if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•other risks set forth or referenced in "Risk Factors" in Item 1A of Part II of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,207	1,308	2,442	2,616
Operating revenue - affiliates	592	720	1,275	1,442
Total operating revenue	1,799	2,028	3,717	4,058
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	490	565	963	1,147
Selling, general and administrative	139	157	282	314
Operating expenses - affiliates	164	219	359	414
Depreciation and amortization	327	337	655	673
Total operating expenses	1,120	1,278	2,259	2,548
OPERATING INCOME	679	750	1,458	1,510
OTHER (EXPENSE) INCOME
Interest expense	(75)	(96)	(150)	(191)
Interest expense - affiliates, net	(16)	(15)	(32)	(31)
Other (expense) income, net	(5)	5	(13)	14
Total other expense, net	(96)	(106)	(195)	(208)
INCOME BEFORE INCOME TAXES	583	644	1,263	1,302
Income tax expense	153	167	330	338
NET INCOME	$430	477	933	964
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5	2
Accounts receivable, less allowance of $42 and $39	413	514
Advances to affiliates	482	1,842
Other	141	128
Total current assets	1,041	2,486
Property, plant and equipment, net of accumulated depreciation of $8,020 and $7,746	8,294	8,170
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Other intangible assets, net	567	779
Other, net	185	204
Total goodwill and other assets	10,112	10,343
TOTAL ASSETS	$19,447	20,999
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$302	1,105
Accounts payable	288	403
Note payable - affiliate	1,100	1,069
Accrued expenses and other liabilities
Salaries and benefits	184	276
Income and other taxes	132	94
Other	202	261
Current portion of deferred revenue	185	201
Total current liabilities	2,393	3,409
LONG-TERM DEBT	4,358	4,846
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,186	1,198
Affiliate obligations, net	673	717
Other	714	712
Total deferred credits and other liabilities	2,573	2,627
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	73	67
Total stockholder's equity	10,123	10,117
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$19,447	20,999
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$933	964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	655	673
Deferred income taxes	(19)	(65)
Provision for uncollectible accounts	31	27
Accrued interest on affiliate note	31	30
Net loss on early retirement of debt	19	—
Changes in current assets and liabilities:
Accounts receivable	73	(7)
Accounts payable	(69)	(32)
Accrued income and other taxes	38	3
Other current assets and liabilities, net	(197)	(60)
Other current assets and liabilities - affiliates, net	—	1
Changes in other noncurrent assets and liabilities, net	17	18
Changes in affiliate obligations, net	(36)	(44)
Other, net	8	(3)
Net cash provided by operating activities	1,484	1,505
INVESTING ACTIVITIES
Capital expenditures	(606)	(517)
Changes in advances to affiliates	1,360	(303)
Proceeds from sale of property, plant and equipment and other assets	1	23
Net cash provided by (used in) investing activities	755	(797)
FINANCING ACTIVITIES
Payments of long-term debt	(1,311)	(6)
Dividends paid to Qwest Services Corporation	(925)	(700)
Net cash used in financing activities	(2,236)	(706)
Net increase in cash, cash equivalents and restricted cash	3	2
Cash, cash equivalents and restricted cash at beginning of period	4	7
Cash, cash equivalents and restricted cash at end of period	$7	9
Supplemental cash flow information:
Income taxes paid, net	$(336)	(391)
Interest paid (net of capitalized interest of $17 and $13)	$(172)	(189)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5	7
Restricted cash included in Other, net noncurrent assets	2	2
Total	$7	9
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050	10,050
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	68	(23)	67	(182)
Net income	430	477	933	964
Cumulative effect of adoption of ASU 2016-02, Leases	—	—	—	22
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit losses, net $1 tax	—	—	3	—
Dividends declared to Qwest Services Corporation	(425)	(350)	(925)	(700)
Other	—	—	(5)	—
Balance at end of period	73	104	73	104
TOTAL STOCKHOLDER'S EQUITY	$10,123	10,154	10,123	10,154
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

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue and expenses for the six months ended June 30, 2020 and 2019.

Operating lease assets are included in Other, net under goodwill and other assets on our consolidated balance sheets. Current operating lease liabilities are included in Other under accrued expenses and other liabilities on our consolidated balance sheets. Noncurrent operating lease liabilities are included in Other under deferred credits and other liabilities on our consolidated balance sheets.

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

Summary of Significant Accounting Policies

The significant accounting policy below is in addition to the significant accounting policies described in Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Change in Accounting Policy

During the first quarter of 2020, we elected to change the presentation for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, including federal and certain state Universal Service Fund ("USF") regulatory fees, to present all such taxes on a net basis in our statement of operations. Prior to the first quarter of 2020, we assessed whether we were the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. The previous policy resulted in presenting such USF fees on a gross basis within operating revenue and cost of services and products, and all other significant taxes on a net basis. We applied this change in accounting policy retrospectively during the first quarter of 2020. As a result, we have decreased both operating revenue and cost of services and products by $22 million and $23 million for the three months ended June 30, 2020 and 2019, respectively, and $47 million and $48 million for the six months ended June 30, 2020 and 2019, respectively. The change had no impact on operating income or net income in our consolidated statements of operations. Refer to our Form 8-K filing dated May 7, 2020 for further information.

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

For the three months ended June 30, 2020 and 2019, our gross rental income was $78 million and $82 million, respectively, which represents approximately 4% and 4%, respectively, of our operating revenue for the three months ended June 30, 2020 and 2019. For the six months ended June 30, 2020 and 2019, our gross rental income was $157 million and $163 million, respectively, which represents approximately 4% and 4%, respectively, of our operating revenue for the six months ended June 30, 2020 and 2019.

Recently Adopted Accounting Pronouncements

Financial Instruments

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments". The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires us to estimate the total credit losses expected on the portfolio of financial instruments.

We adopted ASU 2016-13 on January 1, 2020 and recognized a cumulative adjustment to our retained earnings as of the date of adoption of $3 million net of tax effect. Please refer to Note 4—Credit Losses on Financial Instruments for more information.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 will become effective for us in the first quarter of fiscal 2021 and early adoption is permitted. We do not believe the adoption will have a significant impact on our consolidated financial statements.

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

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Goodwill	$9,360	9,360
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $5,426 and $5,231	$273	468
Other intangible assets, less accumulated amortization of $1,817 and $1,780	294	311
Total other intangible assets, net	$567	779

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

During the first half of 2020, we observed a decline in CenturyLink's stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting unit was below its carrying value. We believe these events have impacted the global economy more directly than us, and when considered with other factors, we have concluded it is not more likely than not that the fair value of our reporting unit was less than its carrying value for the period ended June 30, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. Future changes could cause our reporting unit fair value to be less than its carrying value, resulting in potential impairments of our goodwill which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments including the length and severity of the pandemic and its long-term impacts on the overall economy.

As of June 30, 2020, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.2 billion. The total amortization expense for intangible assets for the three months ended June 30, 2020 and 2019 totaled $121 million and $134 million, respectively, and for the six months ended June 30, 2020 and 2019 totaled $245 million and $271 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2020 through 2024 will be as follows:

(Dollars in millions)
2020 (remaining six months)	$259
2021	150
2022	49
2023	39
2024	31

(3) Revenue Recognition

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Total revenue	$1,799	2,028	3,717	4,058
Adjustments for non-ASC 606 revenue (1)	(121)	(125)	(242)	(252)
Total revenue from contracts with customers	$1,678	1,903	3,475	3,806
______________________________________________________________________
(1)Includes regulatory revenue, lease revenue, sublease rental income and revenue from fiber capacity lease arrangements which are not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Customer receivables (1)	$356	430
Contract assets	13	18
Contract liabilities	294	338
______________________________________________________________________
(1)Gross customer receivables of $390 million and $462 million, net of allowance for doubtful accounts of $34 million and $32 million, at June 30, 2020 and December 31, 2019, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three and six months ended June 30, 2020, we recognized $13 million and $197 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020. During the three and six months ended June 30, 2019, we recognized $4 million and $265 million, respectively, of revenue that was included in contract liabilities as of January 1, 2019.

Performance Obligations

As of June 30, 2020, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are unsatisfied (or partially satisfied) is approximately $162 million. We expect to recognize approximately 98% of this revenue through 2022, with the balance recognized thereafter.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), and (ii) contracts that are classified as leasing arrangements that are not subject to ASC 606.

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$84	61	90	57
Costs incurred	13	6	13	15
Amortization	(16)	(8)	(16)	(12)
End of period balance	$81	59	87	60

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$86	64	90	57
Costs incurred	27	12	29	19
Amortization	(32)	(17)	(32)	(16)
End of period balance	$81	59	87	60

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

(4) Credit Losses on Financial Instruments

In accordance with ASC 326, "Financial Instruments - Credit Losses" ("ASC 326") we aggregate financial assets with similar risk characteristics to align our expected credit losses with the credit quality or deterioration over the life of such assets. We monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change each reporting period. Financial assets that do not share risk characteristics with other financial assets are evaluated separately. Our financial assets measured at amortized cost primarily consist of accounts receivable.

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

We implemented the new standard effective January 1, 2020, using a loss rate method to estimate our allowance for credit losses. Our current expected credit loss rate begins with the use of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to move accounts receivable to credit loss. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, certain classes of aged balances, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to update our current loss rate, which as noted below has increased due to an increase in historic loss experience and weakening economic forecasts. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. The historical, current, and expected credit loss rates are combined and applied to period end accounts receivable, which results in our allowance for credit losses.

If there is a deterioration of a customer's financial condition or if future default rates in general differ from currently anticipated default rates (including changes caused by COVID-19), we may need to adjust the allowance for credit losses, which would affect earnings in the period that adjustments are made.

The assessment of the correlation between historical observed default rates, current conditions, and forecasted economic conditions requires judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the allowance for credit losses. The amount of credit loss is sensitive to changes in circumstances and forecasted economic conditions. Our historical credit loss experience, current conditions, and forecast of economic conditions may also not be representative of the customers' actual default experience in the future.

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio:

	Business	Consumer	Total
	(Dollars in millions)
Beginning balance at January 1, 2020 (1)	$17	18	35
Provision for expected losses	17	14	31
Write-offs charged against the allowance	(12)	(18)	(30)
Recoveries collected	2	4	6
Ending Balance at June 30, 2020	$24	18	42
______________________________________________________________________
(1)The beginning balance includes the cumulative effect of the adoption of new credit loss standard.

For the six months ended June 30, 2020, we increased our allowance for credit losses for our business and consumer accounts receivable portfolio due to an increase in historical and expected loss experience, which we believe is predominantly attributable to the current COVID-19 induced economic slowdown, and recoveries collected.

(5) Long-Term Debt and Note Payable - Affiliate

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance lease and other obligations, unamortized premiums, net, unamortized debt issuance costs and (ii) note payable - affiliate:

	Interest Rates (1)	Maturities	June 30, 2020	December 31, 2019
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2021 - 2057	$4,656	5,956
Term loan (2)	LIBOR + 2.00%	2025	100	100
Finance lease and other obligations	Various	Various	7	10
Unamortized premiums, net			4	—
Unamortized debt issuance costs			(107)	(115)
Total long-term debt			4,660	5,951
Less current maturities			(302)	(1,105)
Long-term debt, excluding current maturities			$4,358	4,846
Note payable - affiliate	5.561%	2022	$1,100	1,069
_______________________________________________________________________________
(1)As of June 30, 2020.
(2)Qwest Corporation's Term Loan had an interest rate of 2.180% as of June 30, 2020 and 3.800% as of December 31, 2019.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2020 (excluding unamortized premiums and discounts and unamortized debt issuance costs and excluding note payable-affiliate) maturing during the following years:

(Dollars in millions)
2020 (remaining six months)	$301
2021	951
2022	1
2023	1
2024	1
2025 and thereafter	3,508
Total long-term debt	$4,763

Redemption of Senior Notes

On January 15, 2020, Qwest Corporation fully redeemed all $850 million aggregate principal amount of its outstanding 6.875% senior notes due 2033 and all $250 million aggregate principal amount of its outstanding 7.125% senior notes due 2043. On June 29, 2020, Qwest Corporation partially redeemed $200 million aggregate principal amount of its outstanding 6.875% Notes due 2054 (the "6.875% Notes"). These transactions resulted in a loss of $19 million.

On June 30, 2020, Quest Corporation issued notices to redeem the remaining $300 million in outstanding principal amount of its 6.875% Notes, effective August 7, 2020, see "Subsequent Event" below.

Note Payable - Affiliate

On September 30, 2017, Qwest Corporation entered into an amended and restated revolving promissory note in the amount of $965 million with an affiliate of our ultimate parent company, CenturyLink, Inc (the "Intercompany Note"). This Intercompany Note amended and replaced the original $1.0 billion revolving promissory note Qwest Corporation entered into on April 18, 2012 with the same affiliate. The outstanding principal balance owed by Qwest Corporation under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding principal balance during the respective interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of June 30, 2020, the Intercompany Note had an outstanding balance of $1.1 billion and bore interest at a weighted-average interest rate of 5.561%. As of June 30, 2020 and December 31, 2019, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under "Note payable - affiliate". In accordance with the terms of the Intercompany Note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is to be capitalized on such date and is to begin accruing interest. Through June 30, 2020, $135 million of such interest has been capitalized since entering into the Intercompany Note. As of June 30, 2020, $31 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.

Compliance

As of June 30, 2020, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

Other

For additional information on our long-term debt and credit facilities, see Note 5—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

Subsequent Event

On August 7, 2020, Qwest Corporation completed the redemption of the remaining $300 million aggregate principal amount of its outstanding 6.875% Notes.

(6) Fair Value Disclosure

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, advances to affiliates, accounts payable, note payable-affiliate and long-term debt, excluding finance lease and other obligations. Due to their short-term nature, the carrying amounts of our cash, cash equivalents and restricted cash, accounts receivable, advances to affiliates, accounts payable and note payable-affiliate approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance lease and other obligations, as well as the input level used to determine the fair values indicated below:

		June 30, 2020		December 31, 2019
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$4,653	4,609	5,941	6,258

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

We categorize our products, services and revenue among the following six categories:

•IP and Data Services, which include primarily VPN data networks, Ethernet, IP and other ancillary services;

•Transport and Infrastructure, which include broadband, private line (including business data services) and other ancillary services;

•Voice and Collaboration, which includes primarily local voice, including wholesale voice, and other ancillary services;

•IT and Managed Services, which include information technology services and managed services, which may be purchased in conjunction with our other network services;

•Regulatory Revenue, which consist of Connect America Fund ("CAF") support payments and other operating revenue. We receive federal support payments from the federal CAF program. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers; and

•Affiliate Services, which are telecommunication services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
IP and Data Services	$131	145	267	285
Transport and Infrastructure	651	696	1,308	1,397
Voice and Collaboration	380	419	775	837
IT and Managed Services	—	1	1	2
Regulatory Revenue	45	47	91	95
Affiliate Services	592	720	1,275	1,442
Total operating revenue	$1,799	2,028	3,717	4,058

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at June 30, 2020 aggregated to approximately $23 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

In November 2015, the federal court agreed with the LECs and rejected the IXCs' contention that federal law prohibits these particular access charges. Final judgements were entered in the consolidated lawsuits, and the IXCs appealed. In May 2020, the appellate court rendered a decision in favor of the LECs. Separately, some of the defendants, including us, have petitioned the FCC to address these issues on an industry-wide basis.

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

The consumer putative class actions, the securities investor putative class actions, and the federal derivative actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. Subject to confirmatory discovery and court approval, CenturyLink agreed to settle the consumer putative class actions for payments of $15.5 million to compensate class members and of up to $3.5 million for administrative costs. In the second quarter of 2019, CenturyLink accrued for these obligations, and a portion of the administrative costs has been expended in 2020. Certain class members may elect to opt out of the class settlement and pursue the resolution of their individual claims against us on these issues through various dispute resolution processes, including individual arbitration. One law firm claims to represent more than 22,000 potential class members. To the extent that a substantial number of class members, meet the contractual requirements to arbitrate, elect to opt out of the settlement (or otherwise successfully exclude their individual claims), and actually pursue arbitrations, CenturyLink and we could incur a material amount of filing and other arbitrations fees in relation to the administration of those claims.

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

During the six months ended June 30, 2020 and 2019, we declared and paid dividends to QSC of $925 million and $700 million, respectively. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

(10) Other Financial Information

Other Current Assets

The following table presents details of other currents assets reflected in our consolidated balance sheets:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Prepaid expenses	$56	41
Contract acquisition costs	49	50
Contract fulfillment costs	28	28
Other	8	9
Total other current assets	$141	128

(11) Labor Union Contracts

As of June 30, 2020, approximately 46% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). During the third quarter of 2019, we reached new agreements with each of the CWA and IBEW, which represented all of the above noted represented employees. Therefore, there are no collective bargaining agreements that are scheduled to expire over the next 12 months. We believe relations with our employees continue to be generally good.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us" and "our" refer to Qwest Corporation and its consolidated subsidiaries, and references to "QSC" refer to Qwest Services Corporation.
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

Our ultimate parent company, CenturyLink, Inc. ("CenturyLink"), has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by CenturyLink's service company affiliate. From time to time we may declare and pay dividends to QSC, our direct parent, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. We report the balance of these transfers on our consolidated balance sheet as advances to affiliates.

At June 30, 2020, we served approximately 3.0 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic, we have taken over the past several months a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees, to enable us to continue to provide our products and services worldwide to our customers, and to strengthen our communities. These steps have included:

•CenturyLink taking the FCC’s “Keep Americans Connected Pledge,” which obligated us in certain circumstances to waive late fees and to forego certain service terminations through the end of the second quarter of 2020;

•establishing new protocols for the safety of our on-site technicians and customers, including our “Safe Connections” program;

•adopting a rigorous employee work-from-home policy and substantially restricting non-essential business travel;

•continuously monitoring our network to enhance its ability to respond to changes in usage patterns;

•donating products or services in several of our communities to enhance their abilities to provide necessary support services; and

•taking steps to maintain our internal controls and the security of our systems and data in a remote work environment.

As the crisis continues, we may revise our responses or take additional steps to adjust to changed circumstances.

Social distancing, business and school closures, travel restrictions and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. In particular, as discussed further elsewhere herein, the pandemic (i) increased certain of our revenue streams and decreased others (including late fee revenue) and (ii) caused us to increase our allowances for credit losses. Thus far, these changes have not materially impacted our financial performance or financial position. This could change, however, if the pandemic intensifies or economic conditions further deteriorate. The impact of the pandemic after the second quarter of 2020 will materially depend on additional steps that we may take in response to the pandemic and various events outside of our control, including the length and severity of the health crisis and economic slowdown, actions taken by governmental agencies or legislative bodies, and the impact of those events on our employees, suppliers and customers. For additional information, see the risk factor disclosures set forth or referenced in Item 1A of Part II of this report.

For additional information on the impacts of the pandemic, see the remainder of this item, including "— Liquidity and Capital Resources — Pension and Post-retirement Benefit Obligations."

For the reasons noted in Note 1—Background to our consolidated financial statements in Item 1 of Part I of this report, we believe we have one reportable segment.

We categorize our products, services and revenue among the following six categories:

•IP and Data Services, which include primarily VPN data networks, Ethernet, IP and other ancillary services;

•Transport and Infrastructure, which include broadband, private line (including business data services) and other ancillary services;

•Voice and Collaboration, which includes primarily local voice, including wholesale voice, and other ancillary service;

•IT and Managed Services, which include information technology services and managed services, which may be purchased in conjunction with our other network services;

•Regulatory Revenue, which consist of Connect America Fund ("CAF") support payments and other operating revenue. We receive federal support payments from the federal CAF program; and

•Affiliate Services, which are telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Operating revenue	$1,799	2,028	3,717	4,058
Operating expenses	1,120	1,278	2,259	2,548
Operating income	679	750	1,458	1,510
Total other expense, net	(96)	(106)	(195)	(208)
Income before income taxes	583	644	1,263	1,302
Income tax expense	153	167	330	338
Net income	$430	477	933	964

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting CenturyLink's business included in CenturyLink's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under each of our six above-described revenue categories:

	Three Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
IP and Data Services	$131	145	(10)%
Transport and Infrastructure	651	696	(6)%
Voice and Collaboration	380	419	(9)%
IT and Managed Services	—	1	nm
Regulatory Revenue	45	47	(4)%
Affiliate Services	592	720	(18)%
Total operating revenue	$1,799	2,028	(11)%

	Six Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
IP and Data Services	$267	285	(6)%
Transport and Infrastructure	1,308	1,397	(6)%
Voice and Collaboration	775	837	(7)%
IT and Managed Services	1	2	(50)%
Regulatory Revenue	91	95	(4)%
Affiliate Services	1,275	1,442	(12)%
Total operating revenue	$3,717	4,058	(8)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Total operating revenue decreased by $229 million, or 11%, and $341 million, or 8%, respectively, for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. The decrease in our operating revenue for both periods was due to decreases in all of our revenue categories driven primarily by decreases in our voice, broadband and private line services as well as affiliate services revenue.
Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$490	565	(13)%
Selling, general and administrative	139	157	(11)%
Operating expenses - affiliates	164	219	(25)%
Depreciation and amortization	327	337	(3)%
Total operating expenses	$1,120	1,278	(12)%

	Six Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$963	1,147	(16)%
Selling, general and administrative	282	314	(10)%
Operating expenses - affiliates	359	414	(13)%
Depreciation and amortization	655	673	(3)%
Total operating expenses	$2,259	2,548	(11)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $75 million, or 13%, and $184 million, or 16%, respectively, for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. The decrease in our cost of services and products (exclusive of depreciation and amortization) for both periods was primarily due to reductions in salaries and wages and employee-related expenses from lower headcount partially offset by increased network related costs due to increased customer installation, repair and maintenance costs.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $18 million, or 11%, and $32 million, or 10%, respectively, for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. The decrease in our selling, general and administrative expenses for both periods was primarily due to reductions in salaries and wages and employee-related expenses from lower headcount and lower marketing and advertising expenses.

Operating Expenses - Affiliates

Operating expenses - affiliates decreased by $55 million or 25%, and $55 million, or 13%, respectively, for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. The decrease in operating expenses - affiliates for both periods was primarily due to the decline in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Depreciation	$206	203	1%
Amortization	121	134	(10)%
Total depreciation and amortization	$327	337	(3)%

	Six Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Depreciation	$410	402	2%
Amortization	245	271	(10)%
Total depreciation and amortization	$655	673	(3)%

Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense increased by $3 million, or 1%, and $8 million, or 2%, respectively, for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. The increase in depreciation expense for both periods was primarily due to net growth in depreciable assets which was partially offset by the impact of annual rate depreciable life changes.

Amortization expense decreased by $13 million, or 10%, and $26 million, or 10%, respectively, for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. The decrease in amortization expense for both periods was primarily due to the effect of using an accelerated amortization method resulting in an incremental decline in expense as the intangible assets amortize.

Other Consolidated Results
The following table summarizes our total other (expense) income and income tax expense:

	Three Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Interest expense	$(75)	(96)	(22)%
Interest expense - affiliates, net	(16)	(15)	7%
Other (expense) income, net	(5)	5	nm
Total other expense, net	$(96)	(106)	(9)%
Income tax expense	$153	167	(8)%

	Six Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Interest expense	$(150)	(191)	(21)%
Interest expense - affiliates, net	(32)	(31)	3%
Other (expense) income, net	(13)	14	nm
Total other expense, net	$(195)	(208)	(6)%
Income tax expense	$330	338	(2)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $21 million, or 22%, and $41 million, or 21%, respectively, for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. The decrease in interest expense was primarily due to (i) a decrease in average long-term debt from $6.0 billion to $4.8 billion, as well as a decrease in the average interest rate from 6.67% to 6.57% for the three months ended June 30, 2019 compared to the three months ended June 30, 2020, and (ii) a decrease in average long-term debt from $6.0 billion to $5.3 billion, as well as a decrease in the average interest rate from 6.67% to 6.61%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2020.

Interest Expense - Affiliates, Net

Affiliated interest expense increased by $1 million, or 7%, and $1 million, or 3%, respectively, for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. The increase in interest expense - affiliates, net for both periods was primarily due to the compounding interest for the Intercompany Note.

Other (Expense) Income, Net

Other income, net reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions and components of net periodic pension and post-retirement benefit costs. Other income, net decreased by $10 million and $27 million, respectively, for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. The decrease in other income, net for both periods was primarily due to a loss on the retirement of debt and a reduction of interest income.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2020 was $153 million and $330 million, or effective tax rates of 26.2% and 26.1%, respectively, compared to $167 million and $338 million, or effective tax rates of 25.9% and 26.0%, respectively, for the three and six months ended June 30, 2019.

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

Debt and Other Financing Arrangements

Subject to market conditions, and to the extent feasible, we expect to continue to issue debt securities, under Qwest Corporation, from time to time in the future primarily to refinance a substantial portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors. We have no remaining debt maturities due in the next 12 months excluding finance lease obligations after redeeming the remaining $300 million aggregate principal amount of the 6.875% Notes on August 7, 2020.

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

Term Loan

In 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At both June 30, 2020 and December 31, 2019, the outstanding principal balance on this term loan was $100 million.

Note Payable - Affiliate

The Intercompany Note was entered into in 2017 between Qwest Corporation and an affiliate of our ultimate parent company, CenturyLink, Inc in the amount of $965 million. The outstanding principal balance owed by us under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink and its subsidiaries. As of June 30, 2020, the weighted average interest rate was 5.561%. As of June 30, 2020 and December 31, 2019, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of June 30, 2020, $31 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets.

For additional information about our indebtedness, see Note 5—Long-Term Debt and Note Payable - Affiliate.

Dividends

We periodically pay dividends to QSC, our direct parent company. See Note 9—Dividends and the discussion above under the heading "Overview".

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

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the six months ended June 30, 2020, we made settlement payments of $36 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For 2020, we expect to make aggregate settlement payments of $72 million to QCII under the plan.

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

Connect America Fund

As a result of accepting CAF II support payments, we must meet certain specified infrastructure buildout requirements in 13 states which will obligate us to continue making substantial capital expenditures through next year. We cannot provide any assurances that we will be able to timely meet our mandated buildout requirements.

On January 30, 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”) which is a new federal support program designed to follow the CAF Phase II program. Through Phase I of the RDOF, the FCC plans to award up to $16.0 billion in support payments over 10 years to bring broadband to certain specified high-cost U.S. markets lacking adequate broadband service. The FCC plans to select Phase I support recipients through a multi-round reverse auction scheduled to begin in late 2021, and to commence making support payments to winning bidders on January 1, 2022. In its January order, the FCC also clarified that CAF II recipients, like CenturyLink, may elect to receive an additional year of CAF Phase II funding in 2021. CenturyLink has filed an initial short-form application with the FCC to participate in the RDOF Phase I auction. Until the FCC acts upon CenturyLink's application, we cannot provide any assurance that we will be granted an opportunity to participate in the RDOF program.

For additional information on these programs, see (i) "Business—Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, (ii) "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and (iii) Item 1A Part II of this report.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		Change
	2020	2019
	(Dollars in millions)
Net cash provided by operating activities	$1,484	1,505	(21)
Net cash provided by (used in) investing activities	$755	(797)	1,552
Net cash used in financing activities	$(2,236)	(706)	1,530

Operating Activities

Net cash provided by operating activities decreased by $21 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to cash used for accounts payable and reductions of other current liabilities, partially offset by cash flows provided by lower accounts receivable and income and other tax accruals. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to of the collection of receivables and payments of interest expense, accounts payable and bonuses.

Investing Activities

Net cash provided by investing activities increased by $1.6 billion for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to CenturyLink's repurchase of our senior notes and funds received from affiliates, reducing our advances to affiliates balance, used to repay our senior notes.

Financing Activities

Net cash used in financing activities increased by $1.5 billion for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to repayments of long-term debt.

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

Market Risk

As of June 30, 2020, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2020, we had no such instruments outstanding nor held or issued derivative financial instruments for trading or speculative purposes.

We do not believe that there were any material changes to market risks arising from changes in interest rates for the six months ended June 30, 2020, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2019.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2020, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report, (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and (iii) the risk factors discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which are amended and restated in their entirety below.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic, could have a material adverse impact on our operating results and financial condition

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic and its detrimental impact on the worldwide economy, could have a material adverse impact on our operating results and financial condition.

We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. Since the latter half of the first quarter of 2020, the COVID-19 pandemic has caused a sudden and substantial reduction in worldwide economic activity. COVID-19 poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes for an indefinite period of time, including due to shutdowns or related restrictions that may be requested or mandated by governmental authorities. Future events regarding the pandemic, which are unpredictable and beyond our control, will ultimately impact our operations and results, including its impact on demand for our products and services and related impacts upon network usage, the ability of our customers to continue to pay us in a timely manner, the impact on other third parties upon which we are materially reliant, impacts on our workforce, impacts upon performance risk under our contracts, and impacts on our supply chains or distribution channels for our products and service. Such future uncertain and unpredictable developments include:

•The duration, extent and severity of the pandemic. The ultimate impact of the pandemic will depend on various medical factors that are currently unknown, including (i) whether or when the current pandemic will abate, (ii) whether, when or to what extent additional outbreaks may arise or return (iii) the effectiveness of current or future mitigation steps, and (iv) whether or when treatments or vaccines will be developed to ameliorate or staunch the pandemic.

•The response of governmental and nongovernmental authorities. Many governmental and nongovernmental bodies have taken action in response to the pandemic that has depressed economic activity. In the United States and many other countries, these mandates have been issued by state or local officials, which significantly increases the unpredictability and variability of when and how these mandates will be amended, rescinded or reimposed. The pandemic has also led to changes in laws governing the rights of workers and has caused, and may continue to cause, various parties to propose additional changes to laws or regulations, including those governing communications companies.

•Impacts to economic and market conditions. Continuing uncertainties related to the duration and intensity of the pandemic will likely continue to create substantial disruptions and volatility in global, national, regional and local economies and markets. These disruptions could (i) limit or restrict our ability to conduct normal business activities with customers, vendors, lenders or others with whom we do business, (ii) continue to result in changes in spending patterns or reduced demand for certain of our products and services, (iii) cause us to delay, change or fail to attain our operating, capital spending or transformational plans, (iv) result in future changes in tax rates, (v) increase the risk of litigation and (vi) otherwise render it more difficult or impossible to implement our operational or strategic plans.

•Impacts to Capital Markets. Shortly after COVID-19 began its worldwide spread domestic and worldwide capital markets experienced periods of instability or unpredictability. Legislative bodies and reserve banks have taken various actions in response to the pandemic that have impacted the capital markets, and we expect that these efforts could continue. We and our affiliates are materially reliant upon the capital markets to access funding necessary to refinance our outstanding indebtedness. If the economic disruptions caused by COVID-19 continues to interfere with the operations of the capital markets, our access to cash to refinance our debt or to fund our other cash requirements could be materially adversely affected.

In addition, responding to the continuing pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize health and safety matters for our employees and customers, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value, increase vulnerability to information technology or cybersecurity related risks as more of our employees work remotely and otherwise continue to disrupt our business operations. Moreover, if the pandemic ultimately materially reduces our cash flows, we may need to re-evaluate our capital allocation plans, especially if increased broadband usage increases our need to invest in our network to remain competitive.

If the pandemic intensifies or economic conditions further deteriorate, the adverse impact of the pandemic has on us could become pronounced in the future and could have a material adverse impact on our operating results and financial condition.

Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, In particular, further deterioration of global economic conditions could increase the possibility that we will incur a future goodwill impairment, as discussed in greater detail in Footnote 2 and Item 2 of Part I of this report.

We have taken certain precautions due to the uncertain and evolving situation relating to the spread of COVID-19 that could have a material adverse impact on our operating results and financial condition

The precautionary measures described in this report that we have taken to safeguard our employees and customers could make it more difficult to (i) timely and efficiently furnish products and services to our customers, (ii) devote sufficient resources to our ongoing network and product simplification projects, (iii) efficiently monitor and maintain our network, (iv) maintain effective internal controls (v) mitigate information technology or cybersecurity related risks and (vi) otherwise operate and administer our affairs. As such, these measures ultimately could have a material adverse impact on our operating results and financial condition.

ITEM 6. EXHIBITS
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended June 30, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
* Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2020.

QWEST CORPORATION
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)