Form 10-Q
period 2020-09-30
QWEST CORP
filed 2020-11-05
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

THE REGISTRANT, A WHOLLY OWNED INDIRECT SUBSIDIARY OF CENTURYLINK, INC.(DOING BUSINESS AS LUMEN TECHNOLOGIES), MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On November 5, 2020, there was one share of common stock outstanding.

Special Note Regarding Controlling Stockholder

All references herein to CenturyLink, Lumen Technologies or Lumen are to CenturyLink, Inc., our ultimate controlling stockholder. On September 14, 2020, CenturyLink, Inc. announced the "Lumen" brand launch and effective September 18, 2020 CenturyLink, Inc. began trading under the ticker symbol "LUMN". As a result, CenturyLink, Inc. is referred to as "Lumen Technologies", or simply "Lumen". The legal name "CenturyLink, Inc." is expected to be formally changed to "Lumen Technologies, Inc." upon satisfying all applicable legal requirements.

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

•statements concerning the anticipated impact of our transactions, investments, product development, participation in government programs and other initiatives, including synergies or costs associated with these initiatives;

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

•the negative impact of increases in the costs of Lumen’s pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics, regulations or disruptions caused by the COVID-19 pandemic;

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

•any adverse developments in legal or regulatory proceedings involving us or our affiliates, including Lumen Technologies;

•Lumen's ability to obtain approvals to implement their new brand name change;

•changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those that might occur after the U.S. elections on November 3, 2020;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,200	1,310	3,642	3,926
Operating revenue - affiliates	601	701	1,876	2,143
Total operating revenue	1,801	2,011	5,518	6,069
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	528	602	1,491	1,749
Selling, general and administrative	128	131	410	445
Operating expenses - affiliates	198	186	557	600
Depreciation and amortization	330	344	985	1,017
Total operating expenses	1,184	1,263	3,443	3,811
OPERATING INCOME	617	748	2,075	2,258
OTHER (EXPENSE) INCOME
Interest expense	(69)	(95)	(219)	(286)
Interest expense - affiliates, net	(18)	(15)	(50)	(46)
Other (expense) income, net	(18)	5	(31)	19
Total other expense, net	(105)	(105)	(300)	(313)
INCOME BEFORE INCOME TAXES	512	643	1,775	1,945
Income tax expense	133	166	463	504
NET INCOME	$379	477	1,312	1,441
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (Unaudited)	December 31, 2019
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6	2
Accounts receivable, less allowance of $48 and $39	402	514
Advances to affiliates	—	1,842
Other	133	128
Total current assets	541	2,486
Property, plant and equipment, net of accumulated depreciation of $8,168 and $7,746	8,321	8,170
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Other intangible assets, net	454	779
Other, net	178	204
Total goodwill and other assets	9,992	10,343
TOTAL ASSETS	$18,854	20,999
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1	1,105
Accounts payable	293	403
Note payable - affiliate	1,130	1,069
Accrued expenses and other liabilities
Salaries and benefits	164	276
Income and other taxes	129	94
Other	196	261
Current portion of deferred revenue	185	201
Total current liabilities	2,098	3,409
LONG-TERM DEBT	4,126	4,846
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,178	1,198
Affiliate obligations, net	655	717
Other	720	712
Total deferred credits and other liabilities	2,553	2,627
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	27	67
Total stockholder's equity	10,077	10,117
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$18,854	20,999
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,312	1,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	985	1,017
Deferred income taxes	(30)	(96)
Provision for uncollectible accounts	45	36
Accrued interest on affiliate note	61	61
Net loss on early retirement of debt	36	—
Changes in current assets and liabilities:
Accounts receivable	70	5
Accounts payable	(34)	(14)
Accrued income and other taxes	12	13
Other current assets and liabilities, net	(193)	(88)
Other current assets and liabilities - affiliates, net	(17)	(14)
Changes in other noncurrent assets and liabilities, net	45	6
Changes in affiliate obligations, net	(54)	(67)
Other, net	13	17
Net cash provided by operating activities	2,251	2,317
INVESTING ACTIVITIES
Capital expenditures	(885)	(777)
Changes in advances to affiliates	1,842	(456)
Proceeds from sale of property, plant and equipment and other assets	2	24
Net cash provided by (used in) investing activities	959	(1,209)
FINANCING ACTIVITIES
Payments of long-term debt	(1,860)	(10)
Dividends paid	(1,350)	(1,100)
Changes in advances from affiliates	4	—
Net cash used in financing activities	(3,206)	(1,110)
Net increase (decrease) in cash, cash equivalents and restricted cash	4	(2)
Cash, cash equivalents and restricted cash at beginning of period	4	7
Cash, cash equivalents and restricted cash at end of period	$8	5
Supplemental cash flow information:
Income taxes paid, net	$(473)	(584)
Interest paid (net of capitalized interest of $24 and $19)	$(232)	(281)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$6	3
Restricted cash included in Other, net noncurrent assets	2	2
Total	$8	5
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050	10,050
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	73	104	67	(182)
Net income	379	477	1,312	1,441
Cumulative effect of adoption of ASU 2016-02, Leases	—	—	—	22
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit losses, net $1 tax	—	—	3	—
Dividends declared to Qwest Services Corporation	(425)	(400)	(1,350)	(1,100)
Other	—	—	(5)	—
Balance at end of period	27	181	27	181
TOTAL STOCKHOLDER'S EQUITY	$10,077	10,231	10,077	10,231
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation and its consolidated subsidiaries, and references to "Lumen Technologies" or "Lumen" refer to our ultimate parent company, CenturyLink, Inc. and its consolidated subsidiaries including Level 3 Parent, LLC, referred to as "Level 3".

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

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue and expenses for the nine months ended September 30, 2020 and 2019.

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

Segments

Our operations are integrated into and reported as part of Lumen Technologies. Lumen's chief operating decision maker ("CODM") is our CODM but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.

Summary of Significant Accounting Policies

The significant accounting policy below is in addition to the significant accounting policies described in Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Change in Accounting Policy

During the first quarter of 2020, we elected to change the presentation for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, including federal and certain state Universal Service Fund ("USF") regulatory fees, to present all such taxes on a net basis in our statement of operations. Prior to the first quarter of 2020, we assessed whether we were the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. The previous policy resulted in presenting such USF fees on a gross basis within operating revenue and cost of services and products, and all other significant taxes on a net basis. We applied this change in accounting policy retrospectively during the first quarter of 2020. As a result, we have decreased both operating revenue and cost of services and products by $28 million and $28 million for the three months ended September 30, 2020 and 2019, respectively, and $75 million and $76 million for the nine months ended September 30, 2020 and 2019, respectively. The change had no impact on operating income or net income in our consolidated statements of operations. Refer to our Form 8-K filing dated May 7, 2020 for further information.

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

Operating Lease Income

Qwest leases various data transmission capacity, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in our consolidated statements of operations.

For the three months ended September 30, 2020 and 2019, our gross rental income was $77 million and $79 million, respectively, which represents approximately 4% of our operating revenue for the three months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020 and 2019, our gross rental income was $234 million and $242 million, respectively, which represents approximately 4% of our operating revenue for the nine months ended September 30, 2020 and 2019.

Recently Adopted Accounting Pronouncements

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

We adopted ASU 2016-13 on January 1, 2020, and recognized a cumulative adjustment to our retained earnings as of the date of adoption of $3 million net of tax effect. Please refer to Note 4—Credit Losses on Financial Instruments for more information.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. We are evaluating ASU 2020-04's applicability to relevant transactions referencing the London Inter-bank Offering Rate ("LIBOR") or another reference rate expected to be discontinued and the resulting impact on our consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $5,520 and $5,231	$179	468
Other intangible assets, less accumulated amortization of $1,813 and $1,780	275	311
Total other intangible assets, net	$454	779

Substantially, all of our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We assess our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write-down the value of goodwill in periods in which the carrying value of equity exceeds the estimated fair value of equity, limited to the amount of goodwill. Our annual impairment assessment date for goodwill is October 31, at which date we assess goodwill at our reporting unit. In reviewing the criteria for reporting units, we have determined that we are one reporting unit.

Because Lumen's low stock price was a trigger for impairment testing, we estimated the fair value of our operations using only the market approach in the quarter ended March 31, 2019. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry, which have historically supported a range of fair values of annualized revenue and EBITDA multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple within this range. As of March 31, 2019, based on our assessments performed as described above, we concluded that our goodwill was not impaired as of that date.

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

During 2020, we observed a decline in Lumen's stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting unit was below its carrying value. We believe these events have impacted the global economy more directly than us and, when considered with other factors, we have concluded it is not more likely than not that the fair value of our reporting unit was less than its carrying value for the period ended September 30, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. Future changes could cause our reporting unit fair value to be less than its carrying value, resulting in potential impairments of our goodwill which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments including the length and severity of the pandemic and its long-term impacts on the overall economy.

As of September 30, 2020, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.1 billion. The total amortization expense for intangible assets for the three months ended September 30, 2020 and 2019 totaled $120 million and $133 million, respectively, and for the nine months ended September 30, 2020 and 2019 totaled $365 million and $404 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2020 through 2024 will be as follows:

(Dollars in millions)
2020 (remaining three months)	$114
2021	163
2022	58
2023	46
2024	34

(3) Revenue Recognition

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Total revenue	$1,801	2,011	5,518	6,069
Adjustments for non-ASC 606 revenue (1)	(118)	(123)	(360)	(375)
Total revenue from contracts with customers	$1,683	1,888	5,158	5,694
______________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Customer receivables (1)	$378	430
Contract assets	13	18
Contract liabilities	297	338
______________________________________________________________________
(1)Gross customer receivables of $418 million and $462 million, net of allowance for doubtful accounts of $40 million and $32 million, at September 30, 2020 and December 31, 2019, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three and nine months ended September 30, 2020, we recognized $13 million and $210 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020. During the three and nine months ended September 30, 2019, we recognized $4 million and $269 million, respectively, of revenue that was included in contract liabilities as of January 1, 2019.

Performance Obligations

As of September 30, 2020, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $161 million. We expect to recognize approximately 96% of this revenue through 2022, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$81	59	87	60
Costs incurred	12	6	15	10
Amortization	(15)	(8)	(15)	(8)
End of period balance	$78	57	87	62

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$86	64	90	57
Costs incurred	39	18	44	29
Amortization	(47)	(25)	(47)	(24)
End of period balance	$78	57	87	62

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of communications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of 30 months for consumer customers and average contract life of 29 months for business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next 12 months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

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

We implemented the new standard effective January 1, 2020, using a loss rate method to estimate our allowance for credit losses. Our determination of the current expected credit loss rate begins with our use of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to recognize accounts receivable as credit losses. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, certain classes of aged balances, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to update our current loss rate, which as noted below has increased due to an increase in historic loss experience and weakening economic forecasts. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. The historical, current, and expected credit loss rates are combined and applied to period end accounts receivable, which results in our allowance for credit losses.

If there is a deterioration of a customer's financial condition or if future default rates in general differ from currently anticipated default rates (including changes caused by COVID-19), we may need to adjust the allowance for credit losses, which would affect earnings in the period that adjustments are made.

The assessment of the correlation between historical observed default rates, current conditions and forecasted economic conditions requires judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the allowance for credit losses. The amount of credit loss is sensitive to changes in circumstances and forecasted economic conditions. Our historical credit loss experience, current conditions and forecast of economic conditions may also not be representative of the customers' actual default experience in the future.

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio:

	Business	Consumer	Total
	(Dollars in millions)
Beginning balance at January 1, 2020 (1)	$17	18	35
Provision for expected losses	23	22	45
Write-offs charged against the allowance	(16)	(22)	(38)
Recoveries collected	3	3	6
Ending balance at September 30, 2020	$27	21	48
______________________________________________________________________
(1)The beginning balance includes the cumulative effect of the adoption of new credit loss standard.

For the nine months ended September 30, 2020, we increased our allowance for credit losses for our business and consumer accounts receivable portfolio due to an increase in historical and expected loss experience, which we believe were predominantly attributable to the COVID-19 induced economic slowdown. We believe that decreased write-offs (net of recoveries) driven by COVID-19 regulations and programs have further contributed to an increase in our allowance for credit losses.

(5) Long-Term Debt and Note Payable - Affiliate

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance lease and other obligations, unamortized premiums, net, unamortized debt issuance costs and (ii) note payable - affiliate:

	Interest Rates (1)	Maturities (1)	September 30, 2020	December 31, 2019
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2021 - 2057	$4,105	5,956
Term loan (2)	LIBOR + 2.00%	2025	100	100
Finance lease and other obligations	Various	Various	5	10
Unamortized premiums, net			5	—
Unamortized debt issuance costs			(88)	(115)
Total long-term debt			4,127	5,951
Less current maturities			(1)	(1,105)
Long-term debt, excluding current maturities			$4,126	4,846
Note payable - affiliate	4.974%	2022	$1,130	1,069
_______________________________________________________________________________
(1)As of September 30, 2020.
(2)Qwest Corporation's Term Loan had an interest rate of 2.150% as of September 30, 2020 and 3.800% as of December 31, 2019.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2020 (excluding unamortized premiums and discounts and unamortized debt issuance costs and excluding note payable-affiliate) maturing during the following years:

(Dollars in millions)
2020 (remaining three months)	$—
2021	951
2022	1
2023	1
2024	1
2025 and thereafter	3,256
Total long-term debt	$4,210

Redemption of Senior Notes

On September 16, 2020, Qwest Corporation partially redeemed $250 million aggregate principal amount of its outstanding 6.625% Notes due 2055 (the "6.625% Notes"). On August 7, 2020, Qwest Corporation completed the redemption of the remaining $300 million aggregate principal amount of its outstanding 6.875% Notes due 2054 (the "6.875% Notes").

On June 29, 2020, Qwest Corporation partially redeemed $200 million aggregate principal amount of its outstanding 6.875% Notes. On January 15, 2020, Qwest Corporation fully redeemed all $850 million aggregate principal amount of its outstanding 6.875% senior notes due 2033 and all $250 million aggregate principal amount of its outstanding 7.125% senior notes due 2043. Through the nine months ended September 30, 2020, redemptions of senior notes resulted in a loss of $36 million.

Note Payable - Affiliate

Qwest Corporation is currently indebted to an affiliate of our ultimate parent company, CenturyLink, Inc., under a revolving promissory note that provides Qwest Corporation with a funding commitment of up to $965 million in aggregate principal amount (the "Intercompany Note"). The outstanding principal balance owed by Qwest Corporation under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding principal balance during the respective interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink, Inc. and its subsidiaries. As of September 30, 2020, the Intercompany Note had an outstanding balance of $1.13 billion and bore interest at a weighted-average interest rate of 4.974%. As of September 30, 2020 and December 31, 2019, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under "Note payable - affiliate". In accordance with the terms of the Intercompany Note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is to be capitalized on such date and is to begin accruing interest. Through September 30, 2020, $165 million of such interest has been capitalized since entering into the Intercompany Note. As of September 30, 2020, $14 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.

Compliance

As of September 30, 2020, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

Other

For additional information on our long-term debt and credit facilities, see Note 5—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

Subsequent Events

On October 23, 2020, Qwest Corporation borrowed $215 million under a variable-rate term loan with CoBank ACB and used the resulting net proceeds to pay off its previous $100 million term loan with CoBank ACB. Additionally, on October 26, 2020, Qwest Corporation used the remaining net proceeds to partially facilitate the redemption of the remaining $160 million aggregate principal amount of its outstanding 6.625% Notes, as described below. The new term loan will mature on October 23, 2027, and has terms substantially similar to those contained in the prior term loan with CoBank ACB.

On October 26, 2020, Qwest Corporation redeemed the remaining $160 million aggregate principal amount of its outstanding 6.625% Notes. Following this redemption, there were no bonds outstanding for the 6.625% Notes.

(6) Fair Value Disclosure

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, advances to affiliates, accounts payable, note payable-affiliate and long-term debt, excluding finance lease and other obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, advances to affiliates, accounts payable and note payable-affiliate approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance lease and other obligations, as well as the input level used to determine the fair values indicated below:

		September 30, 2020		December 31, 2019
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$4,122	4,329	5,941	6,258

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

From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
IP and Data Services	$130	161	397	446
Transport and Infrastructure	649	703	1,957	2,100
Voice and Collaboration	376	397	1,151	1,234
IT and Managed Services	1	1	2	3
Regulatory Revenue	44	48	135	143
Affiliate Services	601	701	1,876	2,143
Total operating revenue	$1,801	2,011	5,518	6,069

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at September 30, 2020, aggregated to approximately $22 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Principal Proceedings

Billing Practices Suits

In June 2017, a former employee of Lumen Technologies filed an employment lawsuit against Lumen Technologies claiming that she was wrongfully terminated for alleging that Lumen Technologies charged some of its retail customers for products and services they did not authorize. Starting shortly thereafter and continuing since then, and based in part on the allegations made by the former employee, several legal proceedings have been filed.

In June 2017, McLeod v. CenturyLink, a consumer class action, was filed against Lumen Technologies in the U.S. District Court for the Central District of California alleging that it charged some of its retail customers for products and services they did not authorize. Other complaints asserting similar claims have been filed in other federal and state courts, as well. The lawsuits assert claims including fraud, unfair competition, and unjust enrichment. Also, in June 2017, Craig. v. CenturyLink, Inc., et al., a securities investor class action, was filed in U.S. District Court for the Southern District of New York, alleging that it failed to disclose material information regarding improper sales practices, and asserting federal securities law claims. A number of other cases asserting similar claims have also been filed.

Beginning June 2017, Lumen Technologies received several shareholder derivative demands addressing related topics. In August 2017, Lumen's Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. In April 2018, the special litigation committee concluded its review of the derivative demands and declined to take further action. Since then, derivative cases were filed in Louisiana state court in the Fourth Judicial District Court for the Parish of Ouachita and in federal court in Louisiana and Minnesota. These cases have been brought on behalf of Lumen Technologies against certain current and former officers and directors of the Company and seek damages for alleged breaches of fiduciary duties.

The consumer class actions, the securities investor class actions, and the federal derivative actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. Subject to confirmatory discovery and court approval, Lumen Technologies agreed to settle the consumer class actions for payments of $15.5 million to compensate class members and of up to $3.5 million for administrative costs. In the second quarter of 2019, Lumen Technologies accrued for these obligations, and a portion of the administrative costs has been expended in 2020. Certain class members may elect to opt out of the class settlement and pursue the resolution of their individual claims against us on these issues through various dispute resolution processes, including individual arbitration. One law firm asserts it has opt out requests from approximately 12,000 class members. To the extent that a substantial number of class members, meet the contractual requirements to arbitrate, elect to opt out of the settlement (or otherwise successfully exclude their individual claims), and actually pursue arbitrations, Lumen Technologies and we could incur a material amount of filing and other arbitrations fees in relation to the administration of those claims.

In July 2017, the Minnesota state attorney general filed State of Minnesota v. CenturyTel Broadband Services LLC, et al. in the Anoka County Minnesota District Court, alleging claims of fraud and deceptive trade practices relating to improper consumer sales practices.

Lumen Technologies has engaged in discussions regarding potential resolutions of these claims with a number of state attorneys general, and has entered into agreements settling the Minnesota suit and certain of the consumer practices claims asserted by state attorneys general. While Lumen Technologies does not agree with allegations raised in these matters, it has been willing to consider reasonable settlements where appropriate.

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

During the nine months ended September 30, 2020 and 2019, we declared and paid dividends to QSC of $1.4 billion and $1.1 billion, respectively. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

(10) Other Financial Information

Other Current Assets

The following table presents details of other currents assets reflected in our consolidated balance sheets:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Prepaid expenses	$49	41
Contract acquisition costs	49	50
Contract fulfillment costs	28	28
Other	7	9
Total other current assets	$133	128

(11) Labor Union Contracts

As of September 30, 2020, approximately 45% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). During the third quarter of 2019, we reached new agreements with each of the CWA and IBEW, which represented all of the above noted represented employees. Therefore, there are no collective bargaining agreements that are scheduled to expire over the 12 month period ending September 30, 2021. We believe relations with our employees continue to be generally good.

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

Our ultimate parent company, CenturyLink, Inc. has cash management arrangements with a majority of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by Lumen's service company affiliate. From time to time we may declare and pay dividends to QSC, our direct parent, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. We report the balance of these transfers on our consolidated balance sheet as advances to affiliates.

At September 30, 2020, we served approximately 2.8 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic and in an attempt to mitigate the negative impact on our stakeholders, we have taken over the past several months a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities. These steps have included:

•Lumen Technologies taking the FCC’s “Keep Americans Connected Pledge,” under which we waived certain late fees and suspended the application of data caps and service terminations for non-payment by certain consumer and small business customers through the end of the second quarter of 2020;

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

As the pandemic continues, we may revise our responses or take additional steps to adjust to changed circumstances.

Social distancing, business and school closures, travel restrictions and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. In particular, as discussed further elsewhere herein, we are tracking pandemic impacts such as: (i) increases in certain revenue streams and decreases in others (including late fee revenue), (ii) increases in allowances for credit losses and overtime expenses and (iii) any delays in our cost transformation initiatives. Thus far, these changes have not materially impacted our financial performance or financial position. This could change, however, if the pandemic intensifies or economic conditions deteriorate. The impact of the pandemic after the third quarter of 2020 will materially depend on additional steps that we may take in response to the pandemic and various events outside of our control, including the length and severity of the health crisis and economic slowdown, actions taken by governmental agencies or legislative bodies, and the impact of those events on our employees, suppliers and customers. For additional information, see the risk factor disclosures set forth or referenced in Item 1A of Part II of this report.

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

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Operating revenue	$1,801	2,011	5,518	6,069
Operating expenses	1,184	1,263	3,443	3,811
Operating income	617	748	2,075	2,258
Total other expense, net	(105)	(105)	(300)	(313)
Income before income taxes	512	643	1,775	1,945
Income tax expense	133	166	463	504
Net income	$379	477	1,312	1,441

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen's business included in Lumen's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under each of our six above-described revenue categories:

	Three Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
IP and Data Services	$130	161	(19)%
Transport and Infrastructure	649	703	(8)%
Voice and Collaboration	376	397	(5)%
IT and Managed Services	1	1	—%
Regulatory Revenue	44	48	(8)%
Affiliate Services	601	701	(14)%
Total operating revenue	$1,801	2,011	(10)%

	Nine Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
IP and Data Services	$397	446	(11)%
Transport and Infrastructure	1,957	2,100	(7)%
Voice and Collaboration	1,151	1,234	(7)%
IT and Managed Services	2	3	(33)%
Regulatory Revenue	135	143	(6)%
Affiliate Services	1,876	2,143	(12)%
Total operating revenue	$5,518	6,069	(9)%

Total operating revenue decreased by $210 million, or 10%, and $551 million, or 9%, respectively, for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. The decrease in our operating revenue for both periods was due to decreases in all of our revenue categories driven primarily by decreases in our voice, broadband, private line services and Ethernet, as well as affiliate services revenue.
Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$528	602	(12)%
Selling, general and administrative	128	131	(2)%
Operating expenses - affiliates	198	186	6%
Depreciation and amortization	330	344	(4)%
Total operating expenses	$1,184	1,263	(6)%

	Nine Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,491	1,749	(15)%
Selling, general and administrative	410	445	(8)%
Operating expenses - affiliates	557	600	(7)%
Depreciation and amortization	985	1,017	(3)%
Total operating expenses	$3,443	3,811	(10)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $74 million, or 12%, and $258 million, or 15%, respectively, for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. The decrease in our cost of services and products (exclusive of depreciation and amortization) for both periods was primarily due to reductions in salaries and wages and employee-related expenses from lower headcount partially offset by increased network related costs due to higher project termination, repair and maintenance costs.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $3 million, or 2%, and $35 million, or 8%, respectively, for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. The decrease for both periods was primarily due to reductions in salaries and wages and employee-related expenses from lower headcount and lower marketing and advertising expenses.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $12 million or 6% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to an increase in the level of services provided to us by our affiliates. Operating expenses - affiliates decreased by $43 million, or 7%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease in this period was primarily due to the decline in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Depreciation	$210	211	—%
Amortization	120	133	(10)%
Total depreciation and amortization	$330	344	(4)%

	Nine Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Depreciation	$620	613	1%
Amortization	365	404	(10)%
Total depreciation and amortization	$985	1,017	(3)%

Depreciation expense remained consistent, decreasing by $1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Depreciation expense increased by $7 million, or 1%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to higher depreciation expense associated with net growth in depreciable assets of $61 million, which was partially offset by the impact of annual rate depreciable life changes of $54 million.

Amortization expense decreased by $13 million, or 10%, and $39 million, or 10%, respectively, for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. The decrease in amortization expense for both periods was primarily due to the effect of using an accelerated amortization method resulting in an incremental decline in expense as the intangible assets amortize.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Interest expense	$(69)	(95)	(27)%
Interest expense - affiliates, net	(18)	(15)	20%
Other (expense) income, net	(18)	5	nm
Total other expense, net	$(105)	(105)	—%
Income tax expense	$133	166	(20)%

	Nine Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Interest expense	$(219)	(286)	(23)%
Interest expense - affiliates, net	(50)	(46)	9%
Other (expense) income, net	(31)	19	nm
Total other expense, net	$(300)	(313)	(4)%
Income tax expense	$463	504	(8)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $26 million, or 27%, and $67 million, or 23% for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. These decreases were primarily due to (i) the decrease in average long-term debt from $6.0 billion to $4.4 billion, and the decrease in our average interest rate from 6.67% to 6.54% for the three months ended September 30, 2019 compared to the three months ended September 30, 2020, and (ii) the decrease in average long-term debt from $6.0 billion to $5.0 billion and the decrease in our average interest rate from 6.67% to 6.59%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2020.

Interest Expense - Affiliates, Net

Affiliated interest expense, net increased by $3 million, or 20%, and $4 million, or 9%, respectively, for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. The increase in interest expense - affiliates, net for both periods was primarily due to the compounding interest for the Intercompany Note.

Other (Expense) Income, Net

Other (expense) income, net reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions and components of net periodic pension and post-retirement benefit costs. Other (expense) income, net changed by $23 million and $50 million, respectively, for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. The change in other (expense) income, net for both periods was primarily due to a loss on the retirement of debt and a reduction of interest income.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2020 was $133 million and $463 million, or effective tax rates of 26.0% and 26.1%, respectively, compared to $166 million and $504 million, or effective tax rates of 25.8% and 25.9%, respectively, for the three and nine months ended September 30, 2019.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

We are an indirectly wholly-owned subsidiary of CenturyLink, Inc.. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

Lumen Technologies has cash management arrangements with a majority of its subsidiaries that include lines of credit, affiliate advances and obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by Lumen's service company affiliate. From time to time we may declare and pay dividends to our stockholder, QSC, sometimes in excess of our earnings to the extent permitted by applicable law, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. Our debt covenants do not currently limit the amount of dividends we can pay to QSC. Given our cash management arrangement with our ultimate parent, CenturyLink, Inc., and the resulting amounts due to us from CenturyLink, Inc., a significant component of our liquidity is dependent upon CenturyLink, Inc.'s ability to repay its obligation to us.

We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from Lumen Technologies, (iii) our ability to refinance QC's debt securities at maturity and (iv) capital contributions, advances or loans from Lumen Technologies or its affiliates if and to the extent they have available funds or access to available funds that they are willing and able to contribute, advance or loan.

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand and improve our service offerings. Lumen Technologies evaluates capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of Lumen’s consolidated capital investment is influenced by, among other things, demand for Lumen’s services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as Lumen's CAF II infrastructure buildout requirements). For more information on Lumen’s total capital expenditures, please see its annual and quarterly reports filed with the SEC.

For more information on our capital spending, see "Historical Information—Investing Activities" below and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this report.

Debt and Other Financing Arrangements

Subject to market conditions, and to the extent feasible, we expect to continue to issue debt securities, under Qwest Corporation, from time to time in the future primarily to refinance a substantial portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors. We have no remaining debt maturities due in the next 12 months excluding finance lease obligations after redeeming the remaining $160 million aggregate principal amount of our 6.625% Notes on October 26, 2020.

As of the date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Ba2
Fitch Ratings	BB+

CenturyLink, Inc.'s and Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies. For additional information regarding Lumen's and Qwest Corporation's funding arrangements, see "Risk Factors—Risk Related to CenturyLink's Recently-Completed Acquisition of Level 3" and "Risks Affecting Liquidity and Capital Resources" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this report.

Term Loan

In 2015, we entered into a ten-year term loan in the amount of $100 million with CoBank, ACB. Interest is paid monthly based upon either the LIBOR or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At both September 30, 2020 and December 31, 2019, the outstanding principal balance on this term loan was $100 million.

On October 23, 2020, we amended and restated this term loan on the terms described in Note 5—Long-Term Debt and Note Payable – Subsequent Events.

Note Payable - Affiliate

The Intercompany Note (defined in Note 5) was entered into between Qwest Corporation and an affiliate of our ultimate parent company, CenturyLink, Inc., in the amount of $965 million. The outstanding principal balance owed by us under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of CenturyLink, Inc. and its subsidiaries. As of September 30, 2020, the weighted average interest rate was 4.974%. As of September 30, 2020 and December 31, 2019, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of September 30, 2020, $14 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets.

For additional information about our indebtedness, see Note 5—Long-Term Debt and Note Payable - Affiliate.

Dividends

We periodically pay dividends to QSC, our direct parent company. See Note 9—Dividends and the discussion above under the heading "Overview".

Pension and Post-retirement Benefit Obligations

Lumen Technologies is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2019, the accounting unfunded status of Lumen's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was approximately $1.8 billion and approximately $3.0 billion, respectively. For additional information about Lumen's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pensions and Post-Retirement Benefits" in Item 7 of Lumen's Annual Report on Form 10-K for the year ended December 31, 2019 and see Note 9—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.

A substantial portion of our active and retired employees participate in Lumen's qualified pension plan and post-retirement benefit plans. On December 31, 2014, the Qwest Communications International Inc. ("QCII") pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which was renamed the CenturyLink Combined Pension Plan. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of our affiliates. Prior to the pension plan merger, the above-noted employees participated in the QCII pension plan.

Benefits paid by Lumen's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, Lumen Technologies does not expect any contributions to be required for their qualified pension plan during 2020. The amount of required contributions to Lumen's qualified pension plan in 2021 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Lumen Technologies occasionally makes voluntary contributions in addition to required contributions. Lumen Technologies does not currently expect to make a voluntary contribution to the trust for its qualified pension plan in 2020.

Substantially all of Lumen's post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that have been used to help cover the health care costs of certain retirees. As of December 31, 2019, assets in the post-retirement trusts had been substantially depleted and had a fair value of $13 million (a portion of which was comprised of investments with restricted liquidity), which has significantly limited Lumen's ability to continue paying benefits from the trusts; however, Lumen Technologies will continue to pay certain benefits through the trusts. Benefits not paid from the trusts are expected to be paid directly by Lumen Technologies with available cash.

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the nine months ended September 30, 2020, we made settlement payments of $54 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For 2020, we expect to make aggregate settlement payments of $72 million to QCII under the plan.

The capital markets have been volatile during 2020, primarily as a result of uncertainties related to the COVID-19 outbreak. U.S. federal governmental actions to stimulate the economy have significantly impacted interest rates. These events could ultimately affect the funding levels of our pension plans and calculations of our liabilities under our pension and other post-employment benefit plans.

For 2020, Lumen's estimated annual long-term rates of return, net of administrative costs, are 6% and 4% for the pension plan trust assets and post-retirement plans' trust assets, respectively, based on the assets currently held. However, actual returns could be substantially different.

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

On January 30, 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”) which is a new federal support program designed to replace the CAF Phase II program. Through Phase I of the RDOF, the FCC plans to award up to $16.0 billion in support payments over ten years to bring broadband service to certain specified high-cost under-served U.S. markets. The FCC plans to select Phase I support recipients through a multi-round reverse auction. Lumen Technologies is a qualified bidder in that auction, which began on October 29, 2020. Any RDOF Phase I support for any areas awarded to Lumen Technologies will begin January 1, 2022. In accordance with the FCC's January order, Lumen Technologies elected to receive an additional year of CAF Phase II funding in 2021.

For additional information on these programs, see (i) "Business—Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, (ii) "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and (iii) Item 1A Part II of this report.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		Change
	2020	2019
	(Dollars in millions)
Net cash provided by operating activities	$2,251	2,317	(66)
Net cash provided by (used in) investing activities	$959	(1,209)	2,168
Net cash used in financing activities	$(3,206)	(1,110)	2,096

Operating Activities

Net cash provided by operating activities decreased by $66 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to cash used for accounts payable and reductions of other current liabilities, partially offset by cash flows provided by lower accounts receivable and higher income and other tax accruals. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

Investing Activities

Net cash provided by (used in) investing activities changed by $2.2 billion for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to funds received from affiliates, used to repay our senior notes, which in turn reduced our advances to affiliates balance.

Financing Activities

Net cash used in financing activities increased by $2.1 billion for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to repayments of long-term debt.

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

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters.

Market Risk

As of September 30, 2020, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2020, we had no such instruments outstanding nor held or issued derivative financial instruments for trading or speculative purposes.

We do not believe that there were any material changes to market risks arising from changes in interest rates for the nine months ended September 30, 2020, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2019.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we did not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

Other Information

Lumen's and our website is www.lumen.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this quarterly report. You may obtain free electronic copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed by us or our ultimate controlling stockholder CenturyLink, Inc., and all amendments to those reports, in the "Investor Relations" section of our website (ir.lumen.com) under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after they are electronically filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of September 30, 2020, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report, (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, (iii) the risk factors discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and (iv) the risk factors discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, which are amended and restated in their entirety below.

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

We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. Since the latter half of the first quarter of 2020, the COVID-19 pandemic has caused a sudden and substantial reduction in worldwide economic activity. COVID-19 poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes for a prolonged period of time, including due to the continuing effects of governmental regulation of permissible social and business activity. Future events regarding the pandemic, which are unpredictable and beyond our control, will ultimately impact our operations and results, including its impact on demand for our products and services and related impacts upon network usage, the ability of our customers to continue to pay us in a timely manner, the impact on other third parties upon which we are materially reliant, impacts on our workforce, impacts upon performance risk under our contracts, and impacts on our supply chains or distribution channels for our products and service. Such future uncertain and unpredictable developments include:

•The duration, extent and severity of the pandemic. The ultimate impact of the pandemic will depend on various medical factors that are currently unknown, including (i) whether, when or to what extent additional outbreaks may arise or return (ii) the effectiveness of current or future mitigation steps, and (iii) whether or when treatments or vaccines will be widely available to improve or stem the pandemic.

•The response of governmental and nongovernmental authorities. Actions taken by governmental and nongovernmental bodies in response to the pandemic have continued to depress economic activity. In the United States and most other countries, these mandates have been issued by state or local officials, which significantly increases the unpredictability and variability of when and how these mandates will be amended, rescinded or reimposed. The pandemic has also led to changes in laws governing the rights of workers and has caused, and may continue to cause, various parties to propose additional changes to laws or regulations, including those governing communications companies.

•Impacts to economic and market conditions. Continuing uncertainties related to the duration and intensity of the pandemic will likely continue to create substantial disruptions and volatility in global, national, regional and local economies and markets. These disruptions could (i) limit or restrict our ability to conduct normal business activities with customers, vendors, lenders or others with whom we do business, (ii) continue to result in changes in spending patterns or reduced demand for certain of our products and services, (iii) continue to cause us to incur higher credit losses and overtime expenses, (iv) cause us to delay, change or fail to attain our operating, capital spending or transformational plans, (v) result in future changes in tax rates, (vi) increase the risk of litigation and (vii) otherwise render it more difficult or impossible to implement our operational or strategic plans.

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

If the pandemic intensifies or economic conditions deteriorate, the adverse impact of the pandemic has on us could become more pronounced in the future and could have a material adverse impact on our operating results and financial condition.

Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, In particular, deterioration of global economic conditions could increase the possibility that we will incur a future goodwill impairment, as discussed in greater detail in Footnote 2 and Item 2 of Part I of this report.

We have taken certain precautions due to the uncertain and evolving situation relating to the spread of COVID-19 that could have a material adverse impact on our operating results and financial condition

The precautionary measures described in this report that we have taken to safeguard our employees and customers could make it more difficult to (i) timely and efficiently furnish products and services to our customers, (ii) devote sufficient resources to our ongoing network, product simplification and cost reduction projects, (iii) efficiently monitor and maintain our network, (iv) maintain effective internal controls (v) mitigate information technology or cybersecurity related risks and (vi) otherwise operate and administer our affairs. As such, these measures ultimately could have a material adverse impact on our operating results and financial condition.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended September 30, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2020.

QWEST CORPORATION
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)