Form 10-K
period 2020-12-31
QWEST CORP
filed 2021-03-03
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF LUMEN TECHNOLOGIES, INC. (FORMERLY NAMED CENTURYLINK) MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION I(2).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On March 3, 2021, one share of common stock was outstanding. None of Qwest Corporation's common stock is held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Unless the context requires otherwise, (i) references in this report to "QC" refer to Qwest Corporation,(ii) references to "Qwest," "we," "us," "the Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries,(iii) references to "QSC" refer to our direct parent company, Qwest Services Corporation and its consolidated subsidiaries,(iv) references to "QCII" refer to QSC's direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries and (v) references to "Lumen Technologies", "Lumen Technologies, Inc." or "Lumen" refer to QCII's direct parent company and our ultimate parent company, Lumen Technologies, Inc., and its consolidated subsidiaries including Level 3 Parent, LLC, referred to as "Level 3".

PART I

Special Note Regarding Controlling Stockholder

On September 14, 2020, our controlling shareholder, CenturyLink, Inc., commenced operating under the brand name "Lumen" and on January 22, 2021, officially changed its legal name to "Lumen Technologies, Inc." As a result, CenturyLink, Inc. is now “Lumen Technologies, Inc.”, and sometimes referred to herein as "Lumen Technologies" or “Lumen”.

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results or prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

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

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward- looking statements. Factors that could affect actual results include but are not limited to:

•uncertainties regarding the impact that COVID-19 health and economic disruptions will continue to have on our business, operations, cash flows, and corporate initiatives;

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

•our ability to safeguard our network, and to avoid the adverse impact of possible security breaches, service outages, system failures, or similar events impacting our network or the availability and quality of our services;

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of legislative, regulatory or judicial proceedings relating to content liability standards, intercarrier compensation, universal service, broadband deployment, data protection, privacy and net neutrality;

•our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages.

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

•the negative impact of increases in the costs of Lumen’s pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics, regulations;

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

•our ability to maintain favorable relations with our security holders, key business partners, suppliers, vendors, landlords and financial institutions;

•our ability to collect our receivables from, or continue to do business with, financially troubled customers, including but not limited to those adversely impacted by the economic dislocations caused by the COVID-19 pandemic;

•any adverse developments in legal or regulatory proceedings involving us or our affiliates, including Lumen Technologies;

•changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from pending proposals to increase federal income tax rates.

•the effects of changes in accounting policies, practices or assumptions, including changes that could potentially require additional future impairment charges;

•the effects of adverse weather, terrorism, epidemics, pandemics or other natural or man-made disasters;

•the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•other risks referenced in the "Risk Factors" section of this report or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

ITEM 1. BUSINESS

Changes From Prior Periodic Reports

In this report we have complied with the disclosure required by the Securities and Exchange Commission ("SEC") release No. 33-10825 "Modernization of Regulation S-K Items 101, 103, and 105" and we have early adopted the changes in disclosure standards included in SEC release No. 33-10890 "Management's Discussion and Analysis, Selected Financial Data, Supplementary Financial Information."

Modernization of Regulation S-K Items 101, 103 and 105

Effective as of November 9, 2020, the SEC issued Release No. 33-10825, “Modernization of Regulation S-K Items 101, 103, and 105”. This release was adopted to modernize the description of business, legal proceedings, and risk factor disclosures that registrants are required to make pursuant to Regulation S-K. Specifically, this release requires registrants to provide disclosure relating to their human capital resources and to restructure their risk factor disclosures. Additionally, the release increases the threshold for disclosure of environmental proceedings to which the government is a party. This report reflects these changes.

These changes are required for any annual period subsequent to the effective date of November 9, 2020. As such we have adopted these changes in this report.

Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information

In November 2020, the SEC issued Release No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information” which will become fully effective on August 9,

2021, with voluntary compliance permitted on or after February 10, 2021. This release was adopted to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the SEC eliminated the requirement for selected financial data, only requiring quarterly disclosure when there are retrospective changes affecting comprehensive income, and amending the matters required to be presented under Management’s Discussion and Analysis (“MD&A”) to, among other things, eliminate the requirement of the contractual obligations table.

With our early adoption of this release we have eliminated from this report the items discussed above that are no longer required. Information on our material contractual obligations is still disclosed in the narrative within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

Business Overview and Purpose

We are an integrated communications company engaged primarily in providing our customers with an array of communications services and solutions. Our specific products and services are detailed below under the heading "Operations - Products and Services."

Our ultimate parent company, Lumen Technologies, Inc., has cash management arrangements or loan arrangements with a majority of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by an affiliate of Lumen, and most affiliate transactions are deemed to be settled at the time the transactions are recorded. The resulting net balance at the end of each period is reported as advances to affiliates or advances from affiliates in our consolidated balance sheets. From time to time we may declare and pay dividends to our parent, QSC. The dividends are settled in accordance with the cash management process described above, which has the net effect of reducing our advances to affiliates or increasing our advances from affiliates.

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

Financial Highlights
The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Operating revenue	$7,313	8,052	8,395
Operating expenses	4,602	5,168	5,735
Operating income	$2,711	2,884	2,660
Net income	$1,707	1,827	1,665

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2020	2019
	(Dollars in millions)
Total assets	$18,659	20,999
Total long-term debt(1)	3,334	5,951
Total stockholder's equity	10,098	10,117
_______________________________________________________________________________
(1)Total long-term debt does not include note payable-affiliate. For additional information on our total long-term debt, see Note 6—Long-Term Debt And Note Payable - Affiliate to our consolidated financial statements in Item 8 of Part II of this report. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future Contractual Obligations" in Item 7 of Part II of this report.

Substantially all of our long-lived assets are located in the United States and substantially all of our total consolidated operating revenue is from customers located in the United States.
Operations
For the reasons noted in Note 14—Products and Services Revenue to our consolidated financial statements in Item 8 of Part II of this report, we believe we have one reportable segment.
Products and Services
While most of our customized customer interactions involve multiple integrated technologies and services, we organize our products and services according to the core technologies that drive them. At December 31, 2020, we reported our related revenue under the following categories: IP and Data Services, Transport and Infrastructure Services, Voice and Collaboration Services, IT and Managed Services, Regulatory Revenue and Affiliate Services, each of which is described in further detail below.

IP and Data Services

•Ethernet. We deliver a robust array of networking services built on Ethernet technology. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and larger enterprise-class wide area networks. Our Ethernet technology is also used by wireless service providers for data transmission via our fiber-optic cables connected to their towers; and

•Retail Video. Our retail video services span a range of technologies aimed at consumers and business customers. We also offer various broadcast services to deliver audio and video feeds over fiber or satellite for broadcast and production firms

Transport and Infrastructure

•Broadband. Our broadband services deliver a cost-effective Internet connection through existing telephone lines or fiber-optic cables while customers enjoy high speed data transfer. A substantial portion of our broadband subscribers are located within the local service area of our wireline telephone operations;

•Private Line. We deliver private line services, a direct circuit or channel specifically dedicated for connecting two or more organizational sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions;

•Unbundled Network Elements and Other. We provide select technology elements to other network carriers on a regional basis who include those technologies in their offerings; and

•Wavelength. We deliver high bandwidth optical networks to firms requiring an end-to-end transport solution with Ethernet technology by contracting for a scalable amount of bandwidth connecting sites or providing high-speed access to cloud computing resources.

Voice and Collaboration

•Voice. We offer our customers a complete portfolio of traditional Time Division Multiplexing voice services including Primary Rate Interface service, local inbound service, switched one-plus, toll free, long distance and international services.

IT and Managed Services

•Information Technology ("IT") Services. Our IT-based services deliver strategic consulting and solutions to C-suite executives in mid to large enterprises. These services involve architecting technologies to address business needs. Solutions range from System Integration Services to Big Data Analytics, building and managing strategic application suites such as SAP and deploying security technologies. In many cases, we operate and manage these solutions on behalf of customers once they are deployed.

Regulatory Revenue

•Universal Service Fund ("USF") Support Payments. We receive federal and state USF support payment subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from operations; and

•Connect America Fund ("CAF"). We receive federal support payments from CAF II of the CAF program. The funding from the CAF II support program has substantially replaced the funding from the interstate USF program that we previously utilized to support voice services in high-cost rural markets in 33 states.

Affiliate Revenue

•Affiliate Services. We provide our affiliates certain telecommunication services that we also provide to external customers. Please see our products and services listed above for further description of these services. In addition, we provide our affiliates computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.

Our Network

Our and Lumen's network, through which we provide most of our products and services consists of fiber-optic and copper cables, high-speed transport equipment, electronics, voice switches, data switches and routers, and various other equipment. We operate part of our network with leased assets, and a substantial portion of our equipment with licensed software.

We and Lumen view our network as one of our most critical assets. We and Lumen have devoted, and plan to continue to devote, substantial resources to (i) simplify and modernize our network and legacy systems and (ii) expand our and Lumen’s network to address demand for enhanced or new products.

Although either we or Lumen own most of our network, we lease a substantial portion of our core fiber network from several other communication companies under arrangements that will periodically need to be renewed or replaced to support our current network operations.

Like other large communications companies, we are a constant target of cyber-attacks of various degrees, and from time to time in the ordinary course of our business we experience disruption in our services.

For additional information regarding our systems, network assets, network risks, capital expenditure requirements and reliance upon third parties, see "Risk Factors," in Item 1A of Part I of this report.

Competition and Market Overview

Organizations across the globe are competing to capitalize on opportunities created by emerging technologies. The need for data-intensive and latency-sensitive emerging technologies continues to grow. Helping businesses address these needs requires a platform that integrates essential technology services.

Competition

We compete in a dynamic and highly competitive market, and we expect continued intense competition from a wide variety of sources under these evolving market conditions. In addition to competition from large communications providers, we are increasingly facing competition from systems integrators, cloud service providers, software companies, infrastructure companies, cable companies, device providers, resellers, and smaller niche providers, among others.

Our ability to compete hinges upon effectively enhancing and better integrating our existing products, introducing new products on a timely and cost-effective basis, meeting changing customer needs, providing high-quality information security to build customer confidence and combat cyber-attacks, extending our core technology into new applications and anticipating emerging standards, business models, software delivery methods and other technological changes.

Depending on the applicable market and requested services, competition can be intense, especially if one or more competitors in the market have network assets better suited to the customer’s needs, are offering faster transmission speeds or lower prices, or in certain markets, are incumbent communications providers that have a longer history of providing service in the market.

For our traditional voice services, providers of wireless voice, social networking and electronic messaging services are significant competitors as many customers are increasingly relying on these providers to communicate, resulting in the long-term systemic decline we have seen in our legacy, traditional voice services. Other potential sources of competition include non-carrier systems that are capable of bypassing our local networks, either partially or completely, through various means. Developments in software have permitted new competitors to offer affordable networking products that historically required more expensive hardware investment. We anticipate that all these trends will continue to place downward pressures on the use of our network.

Additionally, the Telecommunications Act of 1996 obligates the incumbent local telephone companies ("ILECs"), to permit competitors to interconnect their facilities to the ILEC’s network and to take various other steps that are designed to promote competition, including obligations to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory “unbundled” access to specific portions of the ILEC’s network and (iii) permit competitors to physically or virtually colocate their plant on the ILEC’s property. As a result of these regulatory, consumer and technological developments, we also face competition from competitive local exchange carriers, or CLECs, particularly in densely populated areas. CLECs provide competing services through (i) reselling an ILEC's local services, (ii) using an ILEC's unbundled network elements (iii) operating their own facilities or (iv) a combination thereof.

Competition for higher margin, legacy services remains high. However, our and Lumen’s platform expansion and innovation strategy is focused largely on addressing these competitive pressures. As both residential and business customers increasingly demand high-speed connections for entertainment, communications and productivity, we expect the demands on our network will continue to increase over the next several years. To remain competitive and successful, we are continuing to invest in network security, reliability and flexibility and design innovations to deliver competitive services to meet increasing customer bandwidth and speed requirements.

Additional information about competitive pressures is located under the heading "Risk Factors—Business Risks" in Item 1A of Part I of this report.

Market Overview

Understanding and anticipating market trends drives our investment in developing the products and services we believe will be well received by our customers. As use cases continue to emerge, we expect secure network services will increase in importance as consumers require holistic solutions with the flexibility necessary to help accelerate the convergence of computing and communications capabilities with digital content. We believe we and Lumen have a world-class set of global fiber assets that positions us to deliver a highly-competitive suite of services.

We generally market our business services to members of in-house IT departments or other highly-sophisticated customers with deep technological experience. These individuals typically satisfy their IT requirements by contracting with us or a rapidly evolving group of competitors, or by deploying in-house solutions. We expect our market competition to continue to increase as technology evolves and enables our customers to seek solutions from multiple sources. We compete to provide services to business customers based on a variety of factors, including the comprehensiveness and reliability of our network, our data transmission speeds, price, the latency of our available intercity and metro routes, the scope of our integrated offerings, the reach and peering capacity of our IP network, and customer service.

As noted above, technological and competitive factors have led to new products and services that have reduced the demand for certain of our traditional network services, especially our traditional ILEC services. Also, market demand for our broadband services could be adversely affected by advanced wireless data transmission technologies and other systems delivering generally faster average broadband transmission speeds than ours.

Sales and Marketing

Our enterprise sales and marketing approach revolves around solving complex customer problems with advanced technology and network solutions- striving to make core networks services compatible with digital tools. We also rely on our call center personnel and a variety of channel partners to promote sales of services that meet the needs of our customers. To meet the needs of different customers, our offerings include both stand-alone services and bundled services designed to provide a complete offering of integrated services.

Our sales and marketing approach to our business customers includes a commitment to provide comprehensive communications and IT solutions for business, wholesale and government customers of all sizes, ranging from small business offices to select enterprise customers. Our marketing plans include marketing our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties, including telecommunications agents, system integrators, value-added resellers and other telecommunications firms. We support our distribution through digital advertising, events, website promotions and public relations. We maintain local offices in most of the larger population centers within our local service area. These offices provide sales and customer support services to the communities in our local markets.

Similarly, our sales and marketing approach to our mass market customers emphasizes customer-oriented sales, marketing and service with a local presence. Our approach includes marketing our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties, including retailers, satellite television providers, door to door sales agents and digital marketing firms.

Research, Development & Intellectual Property

Due to the dynamic nature of our industry, we prioritize investing in developing new products, improving existing products, and licensing third party intellectual property rights to anticipate and meet our customers’ evolving needs. Patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patented technology. We, or our affiliates, plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.

In addition to our patent rights, either directly or through our affiliates, we have rights in various trade names, trademarks, copyrights and other intellectual property that we use to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others as we deem appropriate.

For information on various litigation risks associated with owning and using intellectual property rights, see “Risk Factors—Business Risks” in Item 1A of Part I of this report, and Note 16—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report.

Regulations

Our domestic operations are regulated by the Federal Communications Commission (the “FCC”), by various state utility commissions and occasionally by local agencies. For information on the risks associated with the regulations discussed below, see “Risk Factors—Legal and Regulatory Risks” in Item 1A of Part I of this report.

Changes in the composition and leadership of the FCC, state commissions and other agencies that regulate our business could have significant impacts on our revenue, expenses, competitive position and prospects. Changes in the composition and leadership of these agencies are often difficult to predict, which makes future planning more difficult.

The following description discusses some of the major regulations that affect our operations, but various others could have a substantial impact on us.

Federal Regulation

General

The FCC regulates the interstate services we provide, including the business data service charges we bill for wholesale network transmission and intercarrier compensation, including the interstate access charges that we bill other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates several aspects of our business related to international communications services, privacy, public safety and network infrastructure, including our access to and use of local telephone numbers and our provision of emergency 911 services.

Many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors. The following description discusses some of the major regulations affecting our operations, but others could have a substantial impact on us as well. For additional information, see “Risk Factors” in Item 1A of Part I of this report.

Universal Service

In 2015, Lumen Technologies accepted Connect America Fund or "CAF" funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 of the 37 states in which we or Lumen are an ILEC under the CAF Phase II high-cost support program. As a result of accepting CAF Phase II support payments for 33 states, we are obligated to make substantial capital expenditures to build infrastructure by certain specified milestone deadlines. In accordance with the FCC's January 2020 order, Lumen Technologies elected to receive an additional year of CAF Phase II funding in 2021.

In early 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”) which is a new federal support program designed to replace the CAF Phase II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. Lumen Technologies won bids for RDOF Phase I support payments of $26 million annually. These RDOF Phase I support payments are expected to begin January 1, 2022.

For additional information about the potential financial impact of the CAF Phase II program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Broadband Regulation

In February 2015, the FCC adopted an order classifying Broadband Internet Access Services ("BIAS") under Title II of the Communications Act of 1934 and applying new regulations. In December 2017, the FCC voted to repeal most of those regulations and the classification of BIAS as a Title II service and to preempt states from imposing substantial regulations on broadband. Opponents of this change appealed this action in federal court. Several states have also opposed the change and have initiated state executive orders or introduced legislation focused on state-specific Internet service regulation. In October 2019, the federal court upheld the FCC’s classification decision but vacated a part of its preemption ruling. The court also requested the FCC to make further findings relating to its classification decision. Numerous parties have appealed this decision, which remain pending. In addition, members of the Biden Administration and various consumer interest groups have advocated in favor of reclassifying BIAS under Title II. The ultimate impact of these pending judicial appeals and calls for additional regulation are currently unknown to us, although the imposition of heightened regulation of our Internet operations could potentially hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of operating, maintaining and upgrading our network, and otherwise negatively impact our current operations.

State Regulation of Domestic Operations

In recent years, most states have reduced their regulation of ILECs, including ours. Nonetheless, state regulatory commissions generally continue to (i) set the rates that telecommunication companies charge each other for exchanging traffic, (ii) administer support programs designed to subsidize the provision of services to high-cost rural areas, (iii) regulate the purchase and sale of ILECs, (iv) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (v) limit ILECs' ability to borrow and pledge their assets, (vi) regulate transactions between ILECs and their affiliates and (vii) impose various other service standards. In most states, switched and business data services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region.

Data Privacy Regulations

Various foreign, federal and state laws govern our storage, maintenance and use of customer data, including a wide range of consumer protection, data protection, privacy, intellectual property and similar laws. Data privacy regulations are complex and vary across jurisdictions. We must comply with various jurisdictional data privacy regulations, adopted by various jurisdictions in certain of our domestic markets. The application, interpretation and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. These regulations require careful handling of personal and customer data. We have data handling policies and practices to comply with data privacy requirements, and have resources dedicated to complying with changing data privacy regulations.
Other Regulations

Our networks and properties are subject to numerous federal, state, and/or local regulations, including environmental compliance and remediation expenses. We are also subject to codes that regulate our trenching and construction operations or that require us to obtain permits, licenses or franchises to operate. Such regulations are enacted by municipalities, counties, state, federal, or other regional governmental bodies, and can vary widely from jurisdiction to jurisdiction as a result. Such regulations may also require us to pay substantial fees.

Seasonality

Overall, our business is not materially impacted by seasonality. Our network-related operating expenses are, however, generally higher in the second and third quarters of the year. From time to time, weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year, but have generally been highest during the third quarter and have been related to damage from severe storms in our markets.

Employees

At December 31, 2020, we had approximately 14,400 employees, of which approximately 6,300 are members of either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). See "Risk Factors— Business Risks" in Item 1A of Part I of this report and Note 18—Labor Union Contracts to our consolidated financial statements in Item 8 of Part II of this report for a discussion of risks relating to our labor relations and for additional information on the timing of certain contract expirations.

Additional Information

For further information on regulatory, technological and competitive factors that could impact our revenue, see "Regulation" under this Item 1 above, "Competition" under this Item 1, above, and "Risk Factors" under Item 1A below. For more information on the financial contributions of our various services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

For additional information about us and our ultimate parent, Lumen Technologies, Inc., please refer to the periodic reports filed by Lumen Technologies, Inc. with the SEC, which can be accessed by visiting the websites listed below under “Website Access and Important Investor Information.”

Website Access and Important Investor Information

Lumen's and our website is www.lumen.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this quarterly report. You may obtain free electronic copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed by us or our ultimate controlling stockholder Lumen Technologies, Inc., and all amendments to those reports, in the "Investor Relations" section of our website (ir.lumen.com) under the heading "FINANCIALS" and subheading "SEC Filings." These reports are also available on the SEC's website at www.sec.gov.

In connection with filing this report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and its related regulations.

As a large complex organization, we are from time to time subject to litigation, disputes, governmental or internal investigations, consent decrees, service outages, security breaches or other adverse events. We typically publicly disclose these occurrences (and their ultimate outcomes) only when we determine these disclosures to be material to investors or otherwise required by applicable law.

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

Unless otherwise indicated, information contained in this report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the technology or communications industries are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management’s knowledge and experience in the markets in which we operate and our industry generally. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.

ITEM 1A. RISK FACTORS

The following discussion identifies material factors that could (i) materially and adversely affect our business, financial condition, results of operations, or prospects or (ii) cause our actual results to differ materially from our anticipated results, projections or other expectations. The following information should be read in conjunction with the other portions of this report, including “Special Note Regarding Forward-Looking Statements”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. Please note the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us. In addition, certain of the risks described below apply only to a part or segment of our business.

All references to "Notes" in this Item 1A of Part I refer to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Business Risks

We may not be able to create the global digital experience expected by customers.

Our customers expect us to create and maintain a global digital experience, including: (i) automation and simplification of our offerings, (ii) customer self-service options, (iii) innovative solutions, and (iv) digital access to our products, services and customer support. To do so, we must complete the digital transformation of our operations that is currently underway. Effective digital transformation is a complex, dynamic process requiring efficient allocation and prioritization of resources, simplification of our product portfolio, faster product deployments, retirement of obsolete systems, migration of data and corresponding workforce and system development. We cannot assure you we will be able to effect the successful digital transformation necessary to develop or deliver a global digital experience expected by our customers. If we are unable to do so, we could lose customers to our competitors or fail to attract new customers.

Challenges with integrating or modernizing our existing applications and systems could harm our performance.

To succeed, we need to integrate, upgrade and evolve our existing applications and systems, including many legacy systems from past acquisitions. We cannot assure you we will be able to integrate our legacy IT systems, modernize our infrastructure or deploy a master data management platform. These modernization efforts will require efficient allocation of resources, development capacity, access to subject-matter experts, development of a sustainable operating model and successful collaboration between legal, privacy and security personnel. Any failure or delay in accomplishing these initiatives may negatively affect our (i) customer and employee experiences, (ii)

ability to meet regulatory, legal or contractual obligations, (iii) network stability, (iv) ability to realize anticipated efficiencies or (v) ability to deliver value to our customers at required speed and scale.

We operate in an intensely competitive industry and existing and future competitive pressures could harm our performance.

Each of our business and consumer offerings faces increasingly intense competition from a wide variety of sources under evolving market conditions. Some of our current and potential competitors: (i) offer products or services that are substitutes for our traditional wireline voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) have greater marketing, engineering, research, development, technical, provisioning, customer relations, financial or other resources, (iv) conduct operations or raise capital at a lower cost than we do, (v) are subject to less regulation than we are, (vi) have stronger brand names, (vii) have deeper or more long-standing relationships with key customers, or (viii) have larger operations than ours, any of which may enable them to compete more successfully for customers, strategic partners and acquisitions. Competitive pressures have lowered market prices for many of our products and services in recent years and continued competitive pressures will likely place further downward pressure on market pricing.

Our ability to successfully compete could be hampered if we fail to develop and market innovative technology solutions.

The technology and communications industry has been and continues to be impacted by significant technological changes, which are enabling an increasing variety of companies to compete with us. Many of these technological changes are (i) displacing or reducing demand for certain of our services, (ii) enabling the development of competitive products or services, (iii) enabling customers to reduce or bypass use of our networks, or (iv) reducing profit margins.

For example, as service providers continue to invest in 5G networks and services, their 5G services could reduce demand for our network services. Increasingly, customers are demanding more technologically advanced products that suit their evolving needs. To remain competitive, we will need to accurately predict, invest in and respond to changes in technology. Also, we will need to continue developing products and services attractive to our customers. Our ability to do so could be restricted by various factors, including limitations of our existing network, technology, capital or personnel. If we fail at that, our competitors will likely provide our customers with more desirable products and services.

We may be unable to attract, develop and retain leaders and employees with the right skillsets and technical expertise.

We may be unable to attract and retain skilled and motivated leaders and employees who possess the right skillsets and technical, managerial and development expertise to execute on our plans for transformation, innovation and strategic growth. We operate in a highly competitive and expanding industry. We operate with a limited pool of employees and there is competition for highly qualified personnel in certain growth markets. There is no assurance our efforts to recruit and retain qualified personnel will be successful. If we are unable to do so, such failure could have a material adverse effect on our operations and financial condition.

We could be harmed by cyber-attacks.

Our vulnerability to cyber-attacks is heightened by our (i) material reliance on our networks to conduct our operations, (ii) our transmission of large amounts of data over our systems and (iii) our processing and storage of sensitive customer data.

Cyber-attacks on our systems may stem from a variety of sources, including fraud, malice or sabotage on the part of foreign nations, third parties, vendors, or employees and attempts by outside parties to gain access to sensitive data that is stored in or transmitted across our network. Cyber-attacks can put at risk personally identifiable customer data or protected health information, thereby implicating stringent domestic and foreign data protection laws. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers or to operate our business. Various other factors could intensify these risks, including, (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open and software-defined networks, (iii)

the complexity of our multi-continent network composed of legacy and acquired properties, (iv) growth in the size and sophistication of our customers and their service requirements, and (v) increased use of our network due to greater demand for data services.

Like other prominent technology and communications companies, we and our customers are constant targets of cyber-attacks of various kinds. Although some of these attacks have resulted in security breaches, thus far none of these breaches has resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that the risk of breaches is likely to continue to increase due to several factors, including the increasing sophistication of cyber-attacks and the wider accessibility of cyber-attack tools. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks.

Although Lumen Technologies maintains insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

Cyber-attacks could (i) disrupt the proper functioning of our networks and systems, which could in turn disrupt the operations of our customers, (ii) result in the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our customers or our customers’ end users, (iii) require us to notify customers, regulatory agencies or the public of data breaches, (iv) require us to provide credits for future service to our customers or to offer expensive incentives to retain customers; (v) subject us to claims by our customers or regulators for damages, fines, penalties, license or permit revocations or other remedies, (vi) damage our reputation or result in a loss of business, (vii) result in the loss of industry certifications or (viii) require significant management attention or financial resources to remedy the resulting damages or to change our systems. Any or all of the foregoing developments could materially adversely impact us.

We could be harmed by outages in our network or various platforms, or other failures of our services.

We are also vulnerable to outages in our network, hosting, cloud or IT platforms, as well as failures of our products or services (including basic and enhanced 911 emergency services) to perform in the manner anticipated. These outages or other failures could result in several of the same adverse effects listed above for cyber-attacks, including the loss of customers, the issuance of credits or refunds, and regulatory fines. This vulnerability may be increased by several factors, including aging network elements, human error, vulnerabilities in our vendors or supply chain, aberrant employees and hardware and software limitations. From time to time in the ordinary course of our business we experience disruptions in our service. We could experience more significant disruptions in the future. Such disruptions could have a negative impact on our business, results of operations, financial condition and cash flows.

Several of our services continue to experience declining revenue, and our efforts to offset these declines may not be successful.

Primarily as a result of the competitive and technological changes discussed above, we have experienced a prolonged systemic decline in our local voice, long-distance voice, network access and private line revenues. Consequently, we have experienced declining consolidated revenues (excluding acquisitions) for a prolonged period and have not been able to realize cost savings sufficient to fully offset the decline. More recently, we have experienced declines in revenue derived from a broader array of our products and services. We have thus far been unable to reverse our annual revenue losses (excluding acquisitions). In addition, most of our more recent product and service offerings generate lower profit margins and may have shorter lifespans than our traditional communication services, and some can be expected to experience slowing or no growth in the future. Accordingly, we may not be successful in attaining our goal of achieving future revenue growth.

Our operations, financial performance and liquidity are materially reliant on key suppliers, vendors and other third parties.

Our ability to conduct our operations could be materially adversely affected if certain of our arrangements with third parties were terminated, including those further described below.

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with, the infrastructure of other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements limits our control over the quality of our services. In addition, we are exposed to the risk that other carriers may be unwilling or unable to continue or renew these arrangements in the future. Those risks are heightened when the other carrier is a competitor who may benefit from terminating the agreement or imposing price increases. Additionally, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to alternative networks owned or leased by them, thereby reducing our revenue.

Reliance on key suppliers and vendors. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches and related components. We also rely on software and service vendors and other parties to assist us with operating, maintaining and administering our business, including billing, security, provisioning and general operations. If any of these vendors experience interruptions, security breaches or other problems delivering their products or services on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers.

Reliance on key customer contracts. We have several complex high-value national and global customer contracts. These contracts are frequently impacted by a variety of factors that could reduce or eliminate their profitability. Moreover, we would be adversely impacted if we fail to renew major contracts upon their expiration.

Reliance on landowners. We rely on rights-of-way, colocation agreements, franchises and other authorizations granted by governmental bodies, railway companies, utilities, carriers and other third parties to locate a portion of our network equipment over, on or under their respective properties. A significant number of these authorizations are scheduled to lapse over the next five to ten years, unless we are able to extend or renew them. Further, some of our operations are subject to licensing and franchising requirements imposed by municipalities or other governmental authorities. Our operations could be adversely affected if any of these authorizations are cancelled, or otherwise terminate or lapse, or if the landowner requests price increases. We cannot assure you we will be able to successfully extend these arrangements when their terms expire, or to enter into new arrangements that may be necessary to implement our network expansion opportunities.

We face risks from natural disasters and extreme weather, which can disrupt our operations and cause us to incur substantial additional capital and operating costs.

A substantial number of our domestic facilities are located in coastal states, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, and many other of our facilities are subject to the risk of earthquakes, floods, fires, tornadoes or other similar casualty events. These events could cause substantial damages, including downed transmission lines, flooded facilities, power outages, fuel shortages, network delay or failure, damaged or destroyed property and equipment, and work interruptions. Due to substantial deductibles, coverage limits and exclusions, and limited availability, we have typically recovered only a portion of our losses through insurance. Moreover, many climate experts predict an increase in extreme weather events in the future, which would increase our exposure to such risks. For all these reasons, any future hazard-related costs and work and interruptions could adversely affect our operations and our financial condition.

Future acquisitions or strategic investments and asset dispositions could have a detrimental impact on us or the holders of our securities.

In an effort to implement our and Lumen’s business strategies, Lumen from time to time in the future may attempt to pursue other acquisition or expansion opportunities, including strategic investments. These types of transactions may present significant risks and uncertainties, including the difficulty of identifying appropriate companies to acquire or invest in on acceptable terms, potential violations of covenants in our and our affiliates’ debt instruments, insufficient revenue acquired to offset liabilities assumed, unexpected expenses, inadequate return of capital, regulatory or compliance issues, potential infringements, difficulties integrating the new properties into our and our affiliates’ operations, and other unidentified issues not discovered in due diligence.

In addition, in the past, we or Lumen Technologies have disposed of assets or asset groups for a variety of reasons, and we may consider disposing of other assets or asset groups from time to time in the future. If we agree to proceed with any such divestitures of assets, we may experience operational difficulties segregating them from our retained assets and operations, which could result in disruptions to our operations or claims for damages, among other things. Moreover, such dispositions could reduce our cash flows available to support our payment of dividends, capital expenditures, pension contributions, debt maturities or other commitments.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic, could have a material adverse impact on us.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic and its detrimental impact on the worldwide economy, could have a material adverse impact on our operating results and financial condition. COVID-19 poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes for an indefinite period of time. Future events regarding the pandemic, which are unpredictable and beyond our control, will likely continue impacting our operations and results by its effects on demand for our products and services and network usage, on our customers’ ability to continue to pay us in a timely manner, on other third parties we rely on, on our workforce, on our performance under our contracts, and on our supply chains or distribution channels for our products and services. If the pandemic intensifies or economic conditions further deteriorate, the pandemic’s adverse impact on us could become pronounced in the future and could have a material adverse impact on our operating results and financial condition.

Moreover, to the extent any of these risks and uncertainties adversely impact us, they may also have the effect of heightening many of the other risks described in this section “Item 1A. Risk Factors.”

We have taken certain precautions due to the uncertain and evolving situation relating to the spread of COVID-19 that could have a material adverse impact on us.

The precautionary measures described in this annual report we have taken to safeguard our employees and customers could make it more difficult to (i) timely and efficiently furnish products and services to our customers, (ii) devote sufficient resources to our ongoing network and product simplification projects, (iii) efficiently monitor and maintain our network, (iv) maintain effective internal controls, (v) mitigate information technology or cybersecurity related risks, and (vi) otherwise operate and administer our affairs. As such, these measures ultimately could have a material adverse impact on our operating results and financial condition.

Adverse developments impacting our non-consolidated affiliates could indirectly impact us.

Our consolidated operations constitute only a portion of the consolidated operations of our corporate parent, Lumen. We engage in various intercompany transactions with affiliates of Lumen that are not members of our consolidated group of companies. Events or developments that adversely impact these non-consolidated affiliates will not directly impact our consolidated financial position or performance as reported under GAAP, but could nonetheless indirectly adversely impact us to the extent such developments interfere with the ability of such non-consolidated affiliates to provide services or pay amounts to which we or our subsidiaries are entitled. For these reasons, you are urged to review the risk factor disclosures contained in Item 1A of Lumen’s Annual Report on Form 10-K for the year ended December 31, 2020.

We face other business risks.

We face other business risks, including among others:

•the risk that customer complaints, governmental investigations or other adverse publicity will adversely impact our brand and our business; and

•the difficulties of managing and administering an organization that offers a complex set of products to a diverse range of customers.

Legal and Regulatory Risks

We are subject to an extensive, evolving regulatory framework that could create operational or compliance costs.

As explained in greater detail elsewhere in this annual report, our domestic operations are regulated by the FCC and other federal, state and local agencies. We cannot assure you we will be successful in obtaining or retaining all regulatory licenses necessary to carry out our business in our various markets. Even if we are, the prescribed service standards and conditions imposed on us under these licenses and related data storage, communication and transfer laws may increase our costs, limit our operational flexibility or result in third-party claims.

We are subject to numerous requirements and interpretations under various federal, state and local laws, rules and regulations, which are often quite detailed and occasionally in conflict with each other. Accordingly, we cannot ensure we will always be considered to be in compliance with all these requirements at any single point in time.

Various governmental agencies, including state attorneys general, with jurisdiction over our operations have routinely in the past investigated our business practices either in response to customer complaints or on their own initiative, and are expected to continue to do the same in the future. Certain of these investigations have resulted in substantial fines in the past. On occasion, we have resolved such matters by entering into consent decrees, which are court orders that frequently bind us to specific conduct going forward. These consent decrees expose us not only to contractual remedies, but also to judicial enforcement via contempt of court proceedings, any of which could have material adverse consequences. Additionally, future investigations can potentially result in enforcement actions, litigation, fines, settlements or reputational harm, or could cause us to change our sales practices or operations.

Our participation in the FCC's CAF Phase II and RDOF programs subjects us to certain financial risks. If we are not in compliance with FCC measures by the end of the CAF Phase II and RDOF programs, we could incur substantial penalties.

We provide products or services to various federal, state and local agencies. Our failure to comply with complex governmental regulations and laws applicable to these programs, or the terms of our governmental contracts, could result in us suffering substantial negative publicity, being suspended or debarred from future governmental programs or contracts for a significant period of time and in certain instances could lead to the revocation of our FCC licenses. Moreover, certain governmental agencies frequently reserve the right to terminate their contracts for convenience or if funding is unavailable. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, our results of operations and financial condition would be materially adversely affected.

Adapting and responding to changing regulatory requirements has historically materially impacted our operations. We believe evolving regulatory developments and regulatory uncertainty could continue to have a material impact on our business. In particular, our business could be materially impacted if the U.S. Congress amends or eliminates current federal law limitations on the liability of private network providers, such as us, against claims related to third party content stored or transmitted on private networks, as currently proposed by certain governmental officials, legislative leaders and consumer interest groups. We could also be materially affected if currently pending proposals to increase the regulation of internet service providers or to further strengthen data privacy laws are implemented. In addition, federal and state agencies that dispense support program payments can, and from time to time do, reduce the amount of those payments to us and other carriers. The variability of these laws could also hamper the ability of us and our customers to plan for the future or establish long-term strategies.

Third-party content stored or transmitted on our networks could result in liability or otherwise damage our reputation.

While we disclaim any liability for third-party content in our service contracts, as a private network provider we potentially could be exposed to legal claims relating to third-party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. Although we believe our liability for these types of claims is limited under current law, suits against other carriers have been successful and we cannot assure you that our defenses will prevail. Such third-party content could also result in adverse publicity and damage our reputation.

Our pending legal proceedings could have a material adverse impact on us.

There are several potentially material proceedings pending against us and our affiliates. Results of these legal proceedings cannot be predicted with certainty. As of any given date we could have exposure to losses under proceedings in excess of our accrued liability. For each of these reasons, any of the proceedings described in Note 16—Commitments, Contingencies and Other Items, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the trading price of our securities and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on us.

We may not be successful in protecting and enforcing our intellectual property rights.

We rely on various patents, copyrights, trade names, trademarks, service marks, trade secrets and other similar intellectual property rights, as well as confidentiality agreements and procedures, to establish and protect our proprietary rights. For a variety of reasons, however, these steps may not fully protect us, including due to inherent limitations on the ability to enforce these rights. If we are unsuccessful in protecting or enforcing our intellectual property rights, our business, competitive position, results of operations and financial condition could be adversely affected.

We have been accused of infringing the intellectual property rights of others and will likely face similar accusations in the future.

We have received a number of notices from third parties or have been named in lawsuits filed by third parties claiming we have infringed or are infringing their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. If these claims succeed, we could be required to pay significant monetary damages, to cease using the applicable technology or to make royalty payments to continue using the applicable technology. If we are required to take one or more of these actions, our profit margins may decline, our operations could be materially impaired or we may be required to stop selling or redesign one or more of our products or services, which may adversely affect our business, results of operations, financial condition and cash flows. Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services may be prohibited, restricted, made more costly or delayed.

Failure to extend or renegotiate our collective bargaining agreements or work stoppages could have a material impact on us.

As of December 31, 2020, approximately 44% of our employees were members of various bargaining units represented by labor unions. Although we have agreements with these labor unions, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and increase our costs. Even if we succeed in reaching new or replacement agreements, they may impose significant new costs on us that impair our competitive position.

Financial Risks

Lumen's and our significant debt levels expose us to a broad range of risks.

As of December 31, 2020, we had approximately $3.4 billion of outstanding indebtedness (excluding finance leases, unamortized premiums, net and unamortized debt issuance costs).

Our significant levels of debt and related debt service obligations could adversely affect us in several respects, including:

•requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal on our debt, thereby reducing the funds available to us for other purposes, including acquisitions, capital expenditures, strategic initiatives and dividends;

•hindering our ability to capitalize on business opportunities and to plan for or react to changing market, industry, competitive or economic conditions;

•making us more vulnerable to economic or industry downturns, including interest rate increases;

•placing us at a competitive disadvantage compared to less leveraged companies;

•making it more difficult or expensive for us to obtain any necessary future financings or refinancings, including the risk that this could force us to sell assets or take other less desirable actions to raise capital; and

•increasing the risk that we may not meet the financial or non-financial covenants contained in our debt agreements or timely make all required debt payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

The effects of each of these factors could be intensified if we increase our borrowings or experience any downgrade in our credit ratings or those of our affiliates. Subject to certain limitations and restrictions, the current terms of our debt instruments and our subsidiaries’ debt instruments permit us or them to incur additional indebtedness.

We expect to periodically require financing, and we cannot assure you we will be able to obtain such financing on terms that are acceptable to us, or at all.

We expect to periodically require financing in the future to refinance existing indebtedness and potentially for other purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, trade restrictions, pandemics, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad, and (ii) specific conditions in the communications industry. Instability in the domestic or global financial markets has from time to time resulted in periodic volatility and disruptions in capital markets. For these and other reasons, we can give no assurance additional financing for any of these purposes will be available on terms acceptable to us, or at all.

If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, cutting or delaying costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to complete some of these actions on favorable terms, or at all. For these and other reasons, we cannot assure you we could implement these steps in a sufficient or timely manner, or at all.

We are part of a highly complex debt structure, which could impact the rights of our investors.

Lumen Technologies and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Almost half of the debt of Lumen Technologies, Inc. is guaranteed by certain of its principal domestic subsidiaries, some of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of Lumen Technologies, Inc. is neither guaranteed nor secured. Nearly half of the debt of Level 3 Financing, Inc. is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing, Inc. is not secured by any of its assets, but is guaranteed by certain of its affiliates. Substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International Inc., including us, and by Embarq Corporation and one of its subsidiaries. Most of the approximately 400 subsidiaries of Lumen Technologies, Inc. have neither borrowed money nor guaranteed any of the debt of Lumen Technologies, Inc. or its affiliates. As such, investors in our consolidated debt instruments should be aware that (i) determining the priority of their rights as creditors is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) a substantial portion of such debt is structurally subordinated to all liabilities of the non-guarantor subsidiaries of Lumen Technologies, Inc. to the extent of the value of those subsidiaries that are obligors.

Our and our affiliates' various debt agreements include restrictions and covenants that could (i) limit our ability to conduct operations or borrow additional funds, (ii) restrict our ability to engage in inter-company transactions, and (iii) lead to the acceleration of our repayment obligations in certain instances.

Under our and our affiliates' consolidated debt and financing arrangements the issuer of the debt is subject to various covenants and restrictions, the most restrictive of which pertain to the debt of Lumen Technologies, Inc. and Level 3 Financing, Inc.

Lumen's senior secured credit facilities and secured notes contain several significant limitations restricting Lumen’s ability to, among other things, borrow additional money or issue guarantees; pay dividends or other distributions to shareholders; make loans; create liens on assets; sell assets; transact with our affiliates and engage in mergers or consolidations. These restrictive covenants could materially adversely affect our and our affiliates' ability to operate or reconfigure our business, to pursue acquisitions, divestitures, or other strategic transactions, or to otherwise pursue our plans and strategies.

The debt and financing arrangements of Level 3 Financing, Inc. contain substantially similar limitations that restrict their operations on a standalone basis as a separate restricted group. Consequently, certain of these covenants may significantly restrict our ability to receive cash from Level 3, to distribute cash from Level 3 to other of our affiliated entities, or to enter into other transactions among our wholly-owned entities.

Lumen’s senior secured credit facilities, as well as our term loan debt, contain financial maintenance covenants.

The failure of us or our affiliates to comply with the above-described restrictive or financial covenants could result in an event of default, which, if not cured or waived, could accelerate our or their debt repayment obligations. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

Our cash flows may not adequately fund all of our cash requirements.

Our business is capital intensive. We expect to continue to require significant cash to maintain, upgrade and expand our network infrastructure as a result of several factors, including (i) changes in customers’ service requirements, (ii) our continuing need to expand and improve our network to remain competitive; and (iii) our regulatory commitments. We will also continue to need substantial amounts of cash to meet our fixed commitments and other business objectives, including without limitation funding our operating costs, maintenance expenses, debt repayments, tax obligations, periodic pension contributions and other benefits payments. We cannot assure you our future cash flows from operating activities will be sufficient to fund all of our cash requirements in the manner currently contemplated.

Increases in costs for pension and healthcare benefits for our active and retired employees may have a material impact on us.

As of December 31, 2020, we had a substantial number of active employees participating in a qualified pension plan sponsored by Lumen Technologies that has assumed the obligations under Qwest Communications International Inc.'s predecessor pension plan. As of such date, Lumen's pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. The amounts contributed by us through Lumen Technologies are not segregated or restricted and may be used to provide benefits to employees of Lumen's other subsidiaries. Lumen's cost of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, including investment returns on funds held by its applicable plan trusts; changes in prevailing interest rates and discount rates or other factors used to calculate the funding status of its plans; increases in healthcare costs generally or claims submitted under its healthcare plans specifically; the longevity and payment elections of its plan participants; changes in plan benefits; and the impact of the continuing implementation, modification or potential repeal of current federal healthcare and pension funding laws and regulations promulgated thereunder. If interest rates remain depressed for sustained periods, our and Lumen's plan funding costs could substantially increase. Increased costs under these plans could reduce Lumen's profitability and increase its funding commitments to its pension plans, which in turn could affect our liquidity.

See Note 10—Employee Benefits for additional information regarding the funded status of our pension plans and our other post-retirement benefit plans.

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect us.

We maintain (i) disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and (ii) internal control over financial reporting designed to provide reasonable assurance regarding the reliability and compliance with U.S. generally accepted accounting principles (“GAAP”) of our financial statements. We cannot assure you these measures will be effective. Our and Lumen’s management previously identified a material weakness related to our accounting for revenue transactions. Although we successfully remediated this material weakness during 2019, the deficiency was costly to remediate.

If we are required to record intangible asset impairments, we will be required to record a significant charge to earnings and reduce our stockholders' equity.

As of December 31, 2020, approximately 52% of our total consolidated assets reflected on the consolidated balance sheet included in this annual report consisted of goodwill, customer relationships and other intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation or financial condition.

We regularly transfer our cash for centralized management by Lumen Technologies, which exposes us to certain risks.

We are controlled by Lumen Technologies, our ultimate parent company. Under our cash management arrangement with Lumen Technologies, we regularly transfer the majority of our cash balance for centralized management by Lumen Technologies, which we recognize on our consolidated balance sheets as advances to affiliates. Although these advances are periodically repaid to fund our cash requirements throughout the year, at any given point in time we may be owed a substantial sum under this arrangement. Accordingly, developments that adversely impact Lumen Technologies could adversely impact our ability to collect these advances.

In addition, we intend to continue to distribute to our direct stockholder a substantial portion of our consolidated cash flow, thereby reducing our capital resources for debt repayments or other purposes. These and other risks of investing in our debt securities are more fully described in our disclosure documents distributed at the time of issuance.

We face other financial risks.

We face other financial risks, including among others, the risk that downgrades in our credit ratings could adversely impact the liquidity or market prices of our outstanding debt securities.

General Risk Factors

Unfavorable general economic, societal or environmental conditions could negatively impact us.

Unfavorable general economic, societal or environmental conditions, including unstable economic and credit markets, or depressed economic activity caused by trade wars, epidemics, pandemics, wars, societal unrest, rioting, civic disturbances, natural disasters, terrorist attacks, environmental disasters, political instability or other factors, could negatively affect our business or operations. While it is difficult to predict the ultimate impact of these general economic, societal or environmental conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower-priced products and services or to delay or forego purchases of our products and services. Any one or more of these circumstances could continue to depress our revenue. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us.

Shareholder or debtholder activism efforts could cause a material disruption to our business.

Activist shareholders at the Lumen level may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over Lumen and its affiliates, including us. These adverse impacts could be exaggerated if activist shareholders advocate actions that are not supported by other shareholders, including Lumen’s board and management. The recent increase in the activism of debtholders could increase the risk of claims being made under Lumen’s and our debt agreements. Responding to the above actions can be costly and time-consuming and may disrupt Lumen’s and our operations and divert the attention of management.

We face other general risks.

As a large national business with complex operations, we face various other general risks, including among others:

•the risk that statements, political donations, advocacy positions or similar actions attributable to us or our operations could harm our reputation, brand or business; and

•the risk that one or more of our ongoing tax audits or examinations could result in tax liabilities that differ materially from those we have recognized in our consolidated financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2020	2019
Land	2%	2%
Fiber, conduit and other outside plant(1)	50%	49%
Central office and other network electronics(2)	30%	29%
Support assets(3)	16%	17%
Construction in progress(4)	2%	3%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________
(1)Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.
(2)Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.
(3)Support assets consist of buildings, computers and other administrative and support equipment.
(4)Construction in progress includes inventory held for construction and property of the aforementioned categories that is under construction and has not yet been placed in service.

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

Our net property, plant and equipment was approximately $8.3 billion and $8.2 billion at December 31, 2020 and 2019, respectively. For additional information, see Note 8—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this report.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings in which we are involved, see Note 16—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," "the Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation and its consolidated subsidiaries, references to "QCII" refer to QSC's direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries and references to "Lumen" or "Lumen Technologies" refer to QCII's direct parent company and our ultimate parent company, Lumen Technologies, Inc., and its consolidated subsidiaries including Level 3 Parent, LLC.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable. See "Changes From Prior Periodic Reports" in Item 1 of Part I of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to "Notes" in this Item 7 of Part II refer to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" immediately prior to Item 1 of Part I of this report for factors relating to these statements and "Risk Factors" in Item 1A of Part I of this report for a discussion of certain risk factors applicable to our business, financial condition, results of operations, liquidity and prospects.

Overview

We are an integrated communications company engaged primarily in providing an array of communications services to our business and residential customers. Our specific products and services are detailed below under the heading "Operations - Products and Services" in Item 1 of Part I of this report.

Our ultimate parent company, Lumen Technologies, Inc., has cash management arrangements or loan arrangements with a majority of its income-generating subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by an affiliate of Lumen and most affiliate transactions are deemed to be settled at the time the transactions are recorded. The resulting net balance at the end of each period is reported as advances to affiliates or advances from affiliates on our consolidated balance sheets. From time to time we may declare and pay dividends to our parent, QSC. These dividends are settled in accordance with the cash management process described above, which has the net effect of reducing our advances to affiliates or increasing our advances from affiliates.

At December 31, 2020, we served approximately 2.8 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

For the reasons noted in Note 1—Background And Summary Of Significant Accounting Policies and Note 14—Products and Services Revenue, we have determined that we have one reportable segment.

We categorize our products, services and revenue among the following six categories:

•IP and Data Services, which primarily consists of VPN data networks, Ethernet, retail video, IP and other ancillary services;

•Transport and Infrastructure, which includes broadband, private line (including business data services) and other ancillary services;

•Voice and Collaboration, which includes primarily local voice, including wholesale voice, and other ancillary services;

•IT and Managed Services, which includes information technology services and managed services, which may be purchased in conjunction with our other network services;

•Regulatory Revenue, which consists of USF and CAF support payments and other operating revenue. We receive federal support payments from both federal and state USF programs and from the federal CAF II program. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers; and

•Affiliate Services, which are telecommunication services we provide to our affiliates that we also provide to our external customers. In addition, we provide to our affiliates computer system development and support services, network support and technical services.

From time to time, we change the categorization of our products and services, and we may make similar changes in the future.

Trends Impacting Our Operations

Our consolidated operations have been, and are expected to continue to be, impacted by the following company-wide trends:

•Customers' demand for automated products and services and competitive pressures will require that we continue to invest in new technologies and automated processes to improve the customer experience and reduce our operating expenses.

•The increasingly digital environment and the growth in online video require robust, scalable network services. We are continuing to enhance our product capabilities and simplify our product portfolio based on demand and profitability to enable customers to have access to greater bandwidth.

•Businesses continue to adopt distributed, large-scale operating models. We are expanding and densifying our fiber network, connecting more buildings to our network to generate revenue opportunities and reduce our costs associated with leasing networks from other carriers.

•Industry consolidation, coupled with changes in regulation, technology and customer preferences, are significantly reducing demand for our traditional voice services and are pressuring some other revenue streams through volume or rate reductions, while other advances, such as the need for lower latency provided by Edge computing or the implementation of 5G networks, are expected to create opportunities.

•The operating margins of several of our newer, more technologically advanced services, some of which may connect to customers through other carriers, are lower than the operating margins on our traditional, on-net wireline services.

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

•adopting a rigorous employee work-from-home policy and substantially restricting non-essential business travel; each of which remains in place;

•continuously monitoring our network to enhance its ability to respond to changes in usage patterns;

•donating products or services in several of our communities to enhance their abilities to provide necessary support services; and

•taking steps to maintain our internal controls and the security of our systems and data in a remote work environment.

As the pandemic continues and vaccination rates increase, we expect to revise our responses or take additional steps to adjust to changed circumstances.

Social distancing, business and school closures, travel restrictions and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. In particular, during the second half of 2020, we rationalized our lease footprint and ceased the use of 5 leased property locations that were underutilized due to the COVID-19 pandemic. We determined that we no longer needed the leased space and due to the limited remaining term on the contracts concluded that we had neither the intent nor the ability to sublease the properties. As a result, we incurred accelerated lease costs of approximately $31 million. In conjunction with our plans to improve long-term profitability, we expect to continue our real estate rationalization efforts and incur additional costs in 2021. Additionally, as discussed further elsewhere herein, we are tracking pandemic impacts such as (i) increases in certain of our revenue streams and decreases in others (including late fee revenue), (ii) increases in our allowances for credit losses each quarter since the start of the pandemic, (iii) increases in overtime expenses, and (iv) delays in our cost transformation initiatives. Thus far, these changes have not materially impacted our financial performance or financial position. This could change, however, if the pandemic intensifies or economic conditions further deteriorate. The impact of the pandemic during 2021 will materially depend on additional steps that we may take in response to the pandemic and various events outside of our control, including the pace of vaccinations, the length and severity of the health crisis and economic slowdown, actions taken by governmental agencies or legislative bodies, and the impact of those events on our employees, suppliers and customers. For additional information, see the risk factor disclosures set forth or referenced in Item 1A of Part II of this report.

For additional information on the impacts of the pandemic, see the remainder of this item, including "— Liquidity and Capital Resources — Pension and Post-retirement Benefit Obligations."

Results of Operations

The following table summarizes the results of our consolidated operations for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
	(Dollars in millions)
Operating revenue	$7,313	8,052
Operating expenses	4,602	5,168
Operating income	2,711	2,884
Other expense, net	(409)	(416)
Income before income taxes	2,302	2,468
Income tax expense	595	641
Net income	$1,707	1,827

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our six revenue categories:

	Years Ended December 31,		% Change
	2020	2019
	(Dollars in millions)
IP and Data Services	$524	595	(12)%
Transport and Infrastructure	2,604	2,773	(6)%
Voice and Collaboration	1,517	1,618	(6)%
IT and Managed Services	2	4	(50)%
Regulatory Services	179	189	(5)%
Affiliate Services	2,487	2,873	(13)%
Total operating revenue	$7,313	8,052	(9)%

Total operating revenue decreased by $739 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in operating revenue was primarily driven by lower affiliate service revenues due to the transfer of employees, and the revenues related to the services those employees provide, from us to an affiliate. The remaining decline in revenue was primarily due to decreases in our voice, broadband, private line and Ethernet services.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Years Ended December 31,		% Change
	2020	2019
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,995	2,333	(14)%
Selling, general and administrative	564	659	(14)%
Operating expenses-affiliates	728	812	(10)%
Depreciation and amortization	1,315	1,364	(4)%
Total operating expenses	$4,602	5,168	(11)%

These expense classifications may not be comparable to those of other companies.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment expenses (such as modem expenses); costs incurred for universal service funds (which are state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates); certain legal and other expenses directly related to our operations.

Cost of services and products (exclusive of depreciation and amortization) decreased by $338 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in our cost of services and products was primarily due to reductions in salaries and wages and employee-related expenses resulting from lower headcount. These reductions were partially offset by higher network expenses from project impairments and higher customer premises equipment costs due to increased customer installations.

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

Selling, general and administrative expenses decreased by $95 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to reductions in salaries and wages and employee-related expenses from lower headcount, commissions, professional fees, marketing and advertising expenses. These reductions were partially offset by higher property and other taxes, insurance and fees and bad debt.

Operating Expenses-Affiliates

Since Lumen's acquisition of us, we have incurred affiliate expenses related to our use of telecommunication services, marketing and employee related support services provided by Lumen Technologies and its subsidiaries.

Operating expenses-affiliates decreased by $84 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to the decline in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Years Ended December 31,		% Change
	2020	2019
	(Dollars in millions)
Depreciation	$834	831	—%
Amortization	481	533	(10)%
Total depreciation and amortization	$1,315	1,364	(4)%

Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense increased by $3 million, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Depreciation expense increased by $78 million due to the increase in depreciable assets which was offset primarily due to a decrease in depreciation expense of $72 million from annual rate depreciable life changes.

Amortization expense decreased by $52 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to a $45 million decrease from the effect of using an accelerated amortization method resulting in an incremental decline in expense each period as the intangible assets amortize and a $8 million decrease associated with annual rate amortizable life changes of software for the period.

Other Consolidated Results

The following table summarizes our total other expense, net and income tax expense:

	Years Ended December 31,		% Change
	2020	2019
	(Dollars in millions)
Interest expense	$(279)	(380)	(27)%
Interest expense - affiliates, net	(74)	(62)	19%
Other (expense) income, net	(56)	26	nm
Total other expense, net	$(409)	(416)	(2)%
Income tax expense	$595	641	(7)%
_______________________________________________________________________________

nm - Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $101 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This decrease was primarily due to the decrease in average long-term debt from $6.0 billion to $4.6 billion, and the decrease in our average interest rate from 6.67% to 6.56%. See Note 6—Long-Term Debt and Note Payable - Affiliate and Liquidity and Capital Resources below for additional information about our debt.

Interest Expense - Affiliates, Net

Interest expense - affiliates, net increased by $12 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase in interest expense - affiliates, net was primarily due to the increase in outstanding advances from our affiliates, which incur interest at the same rate as the note payable to our affiliate. See Note 6—Long-Term Debt and Note Payable - Affiliate.

Other (Expense) Income, Net

The following table summarizes our total other (expense) income, net:

	Years Ended December 31,
	2020	2019	% Change
	(Dollars in millions)
Loss on debt extinguishment	$(63)	—	nm
Interest income, affiliate	1	21	(95)%
Other	6	5	20%
Total other (expense) income, net	$(56)	26	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The loss on debt extinguishment relates to the senior note redemptions discussed in Note 6—Long-Term Debt and Note Payable - Affiliate. The decrease in interest income, affiliate is due to the reduction of the advances to affiliates.

Income Tax Expense

Income tax expense for the year ended December 31, 2020, was $595 million, or an effective tax rate of 25.8%, compared to $641 million, or an effective tax rate of 26.0%, for the year ended December 31, 2019.

For additional information on income taxes, see Note 13—Income Taxes.

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

Affiliate Transactions

We recognize intercompany charges at the amounts billed to us by our affiliates and we recognize intercompany revenue for services we bill to our affiliates. Pricing between affiliates currently uses market based, volume discounted rates.

Because of the significance of the services we provide to our affiliates and our other affiliate transactions, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented. See Note 15—Affiliate Transactions for additional information.

Income Taxes

We are included in the consolidated federal income tax return of Lumen Technologies. Under Lumen's tax allocation policy, Lumen treats our consolidated results as if we were a separate taxpayer. The policy requires us to settle our tax liabilities through a change in our general intercompany obligation based upon our separate return taxable income. We are also included in the combined state tax returns filed by Lumen and the same payment and allocation policy applies. Our reported deferred tax assets and liabilities are primarily determined as a result of the application of the separate return allocation method and therefore the settlement of these amounts is dependent upon our parent, Lumen, rather than tax authorities. Lumen does have the right to change their policy regarding settlement of these assets and liabilities at any time.

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

The measurement of deferred taxes often involves the exercise of considerable judgment related to the realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken in filed tax returns and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. Assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations. See Note 13—Income Taxes for additional information.

Liquidity and Capital Resources

Overview

We are an indirectly wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

Lumen Technologies has cash management arrangements with a majority of its subsidiaries that include lines of credit, affiliate advances and obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by Lumen's service company affiliate. From time to time we may declare and pay dividends to our stockholder, QSC, sometimes in excess of our earnings to the extent permitted by applicable law, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. Our debt covenants do not currently limit the amount of dividends we can pay to QSC. Given our cash management arrangement with our ultimate parent, Lumen Technologies, Inc., and the resulting amounts due to us from Lumen Technologies, Inc., a significant component of our liquidity is dependent upon Lumen's ability to repay its obligation to us.

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

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand and improve our service offerings. Our parent, Lumen Technologies, and we evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of Lumen’s consolidated capital investment, and our portion thereof, is influenced by, among other things, demand for Lumen’s services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as Lumen's CAF Phase II or RDOF infrastructure buildout requirements). For more information on Lumen’s total capital expenditures, please see its annual and quarterly reports filed with the SEC.

For more information on our capital spending, see "Business" and "Risk Factors" in Items 1 and 1A, respectively, of Part I of this report.

Debt and Other Financing Arrangements

As of December 31, 2020, we owed a face amount of approximately $3.4 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net and unamortized debt issuance costs), which includes our $215 million term loan.

Subject to market conditions, and to the extent feasible, we may issue debt securities, under Qwest Corporation, from time to time in the future primarily to refinance a portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors.

As of the date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Ba2
Fitch Ratings	BB+

Lumen's and Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies. See Note 6—Long-Term Debt And Note Payable - Affiliate for additional information about our term loan and senior note indebtedness.

Note Payable - Affiliate

The Intercompany Note (defined in Note 6—Long-Term Debt and Note Payable - Affiliate) was entered into between Qwest Corporation and an affiliate of our ultimate parent company, Lumen Technologies, Inc., in the amount of $965 million. The outstanding principal balance owed by us under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries. As of December 31, 2020, the weighted average interest rate was 4.974%. As of December 31, 2020 and December 31, 2019, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of December 31, 2020 and 2019, $28 million and $31 million of accrued interest are reflected in other current liabilities on our consolidated balance sheets, respectively.

For additional information about our indebtedness, see Note 6—Long-Term Debt And Note Payable - Affiliate.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2020 include both current and long term obligations. Related to debt, as noted in Note 6—Long-Term Debt And Note Payable - Affiliate, we have current maturities of $951 million and a long-term obligation of $2.4 billion. Under our operating leases as noted in Note 4—Leases, we have a current obligation of $32 million and a long-term obligation of $84 million. As noted in Note 16—Commitments, Contingencies and Other Items, we have a current obligation related to right-of-way agreements and purchase commitments of $34 million and a long-term obligation of $46 million. Additionally, we have a current obligation for asset retirement obligations of $3 million and a long-term obligation of $27 million.

Dividends

We periodically pay dividends to our direct parent company, which reduce our capital resources for debt repayments and other purposes. See Note 19—Stockholder's Equity.

Pension and Post-retirement Benefit Obligations

Lumen Technologies is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2020, the accounting unfunded status of Lumen's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was approximately $1.7 billion and $3.0 billion, respectively. See Note 10—Employee Benefits and Note 10—Employee Benefits to the consolidated financial statements in Item 8 of Part II of Lumen's annual report on Form 10-K for the year ended December 31, 2020 for additional information about our and Lumen's pension and post-retirement benefit arrangements.

A substantial portion of our active and retired employees participate in Lumen's qualified pension plan and post-retirement benefit plans. On December 31, 2014, the Qwest Communications International Inc. ("QCII") pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which is now named the Lumen Combined Pension Plan. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of our affiliates. Prior to the pension plan merger, the above-noted employees participated in the QCII pension plan.

Benefits paid by Lumen's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, Lumen Technologies does not expect any contributions to be required for their qualified pension plan during 2021. The amount of required contributions to Lumen's qualified pension plan will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Lumen Technologies occasionally makes voluntary contributions in addition to required contributions. Although Lumen Technologies believes it is not required to make contributions to the pension plan in 2021 based on current laws and circumstances, it could make voluntary contributions.

Substantially all of Lumen's post-retirement health care and life insurance benefits plans are unfunded and are paid by Lumen Technologies with available cash, In the past Lumen Technologies has maintained several trusts that helped cover some of these costs, but the trust funds are almost completely depleted and currently cover an immaterial amount of Lumen's annual plan costs.

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the year ended December 31, 2020, we made settlement payments of $71 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2021, we expect to make aggregate settlement payments of $66 million to QCII under the plan.

For 2020, Lumen's expected annual long-term rates of return were 6.0% and 4.0% for the pension plan trust assets and post-retirement plans' trust assets based on the assets held and net of expected fees and administrative costs. For 2021, our expected annual long-term rates on these assets are 5.5% and 4.0%, respectively. However, actual returns could be substantially different.

For additional information, see "Risk Factors—Financial Risks in Item 1A of Part I of this report.

Connect America Fund & Rural Digital Opportunity Fund

Since 2015, Lumen has been receiving over $500 million annually through Phase II of the CAF, a program that will end this year. In connection with CAF funding, we and Lumen must meet certain specified infrastructure buildout requirements in 13 states which requires substantial capital expenditures. While we are on track to meet the requirement this year, we cannot provide any assurances that we will be able to timely meet our mandated buildout requirements. In accordance with the FCC’s January 2020 order, we elected to receive an additional year of CAF Phase II funding in 2021.

In early 2020, the FCC created the RDOF which is a new federal support program designed to replace the CAF Phase II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. Lumen Technologies won bids for RDOF Phase I support payments of $26 million annually. These RDOF Phase I support payments are expected to begin January 1, 2022.

For additional information on these programs, see "Business—Regulation" in Item 1 of Part I of this report and see "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

Historical Cash Flow Information

The following tables summarize our consolidated cash flow activities:

	Years Ended December 31,		Change
	2020	2019
	(Dollars in millions)
Net cash provided by operating activities	$3,071	3,332	(261)
Net cash provided by (used in) investing activities	754	(1,723)	2,477
Net cash used in financing activities	(3,814)	(1,612)	2,202

Operating Activities

Net cash provided by operating activities decreased by $261 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to a decrease in other current liabilities and reductions of other noncurrent liabilities. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and payroll and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash provided by (used in) investing activities changed by $2.5 billion for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to funds received from affiliates, used to repay our senior notes, which in turn reduced our advances to affiliates balance.

Financing Activities

Net cash used in financing activities increased by $2.2 billion for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to higher repayments of long-term debt partially offset by advances from affiliates.

See Note 6—Long-Term Debt and Note Payable - Affiliate for additional information on our outstanding debt securities and financing activities.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 16—Commitments, Contingencies and Other Items for additional information.

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of December 31, 2020.

Market Risk

As of December 31, 2020, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of December 31, 2020, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of December 31, 2020, we did not hold or issue derivative financial instruments for trading or speculative purposes.

At December 31, 2020, we had approximately $3.2 billion (excluding finance lease and other obligations) of long-term debt outstanding which bears interest at fixed rates and is therefore not exposed to interest rate risk. At December 31, 2020, we had $215 million floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $2 million. At December 31, 2020, we had approximately $1.13 billion in debt, which was owed to an affiliate of our ultimate parent, Lumen Technologies, Inc. The note payable-affiliate bears interest at a variable rate, which is based on a weighted average per annum interest rate of Lumen's outstanding borrowings for the interest period and therefore is exposed to potential interest rate risk.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2020.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, cash flows, and stockholder’s equity for each of the years in the three year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the presentation of taxes assessed by a governmental authority as of January 1, 2020.

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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to those charged with governance and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Testing of Revenue

As discussed in Note 3 to the consolidated financial statements, the Company recorded $7.3 billion of operating revenues for the year ended December 31, 2020. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Complex auditor judgment was required in evaluating the sufficiency of audit evidence over revenue due to the large volume of data and the number and complexity of the revenue accounting systems. Specialized skills and knowledge were needed to test the IT systems used for the processing and recording of revenue.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the processing and recording of revenue, including the IT systems tested. We evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of revenue. This included manual and automated controls over the IT systems used for the processing and recording of revenue. For a selection of transactions, we compared the amount of revenue recorded to a combination of Company internal data, executed contracts, and other relevant third-party data. In addition, we involved IT professionals with specialized skills and knowledge who assisted in the design and performance of audit procedures related to certain IT systems used by the Company for the processing and recording of revenue. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the relevance and reliability of evidence obtained.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Shreveport, Louisiana
March 3, 2021

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$4,826	5,179	5,460
Operating revenue - affiliates	2,487	2,873	2,935
Total operating revenue	7,313	8,052	8,395
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,995	2,333	2,669
Selling, general and administrative	564	659	799
Operating expenses - affiliates	728	812	831
Depreciation and amortization	1,315	1,364	1,436
Total operating expenses	4,602	5,168	5,735
OPERATING INCOME	2,711	2,884	2,660
OTHER (EXPENSE) INCOME
Interest expense	(279)	(380)	(448)
Interest expense - affiliates, net	(74)	(62)	(57)
Other (expense) income, net	(56)	26	4
Total other expense, net	(409)	(416)	(501)
INCOME BEFORE INCOME TAXES	2,302	2,468	2,159
Income tax expense	595	641	494
NET INCOME	$1,707	1,827	1,665

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14	2
Accounts receivable, less allowance of $61 and $39	364	514
Advances to affiliates	—	1,842
Other	122	128
Total current assets	500	2,486
Property, plant and equipment, net of accumulated depreciation of $8,347 and $7,746	8,309	8,170
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Other intangible assets, net	343	779
Other, net	147	204
Total goodwill and other assets	9,850	10,343
TOTAL ASSETS	$18,659	20,999
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$948	1,105
Accounts payable	292	403
Advances from affiliates	592	—
Note payable - affiliate	1,130	1,069
Accrued expenses and other liabilities
Salaries and benefits	178	276
Income and other taxes	95	94
Other	186	261
Current portion of deferred revenue	183	201
Total current liabilities	3,604	3,409
LONG-TERM DEBT	2,386	4,846
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,249	1,198
Affiliate obligations, net	637	717
Other	685	712
Total deferred credits and other liabilities	2,571	2,627
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	48	67
Total stockholder's equity	10,098	10,117
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$18,659	20,999
See accompanying notes to consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,707	1,827	1,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,315	1,364	1,436
Deferred income taxes	41	100	48
Provision for uncollectible accounts	66	51	60
Accrued interest on affiliate note	61	61	43
Net loss on early retirement of debt	63	—	30
Changes in current assets and liabilities:
Accounts receivable	88	(19)	40
Accounts payable	(58)	(50)	69
Accrued income and other taxes	1	(46)	(34)
Other current assets and liabilities, net	(220)	60	40
Other current assets and liabilities - affiliates, net	—	1	8
Changes in other noncurrent assets and liabilities, net	52	15	473
Changes in affiliate obligations, net	(70)	(49)	(105)
Other, net	25	17	18
Net cash provided by operating activities	3,071	3,332	3,791
INVESTING ACTIVITIES
Capital expenditures	(1,091)	(1,055)	(1,040)
Changes in advances to affiliates	1,842	(694)	(119)
Proceeds from sale of property, plant and equipment and other assets	3	26	6
Net cash provided by (used in) investing activities	754	(1,723)	(1,153)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	115	—	—
Payments of long-term debt	(2,796)	(12)	(1,359)
Dividends paid	(1,725)	(1,600)	(1,275)
Changes in advances from affiliates	592	—	—
Net cash used in financing activities	(3,814)	(1,612)	(2,634)
Net increase (decrease) in cash, cash equivalents and restricted cash	11	(3)	4
Cash, cash equivalents and restricted cash at beginning of period	4	7	3
Cash, cash equivalents and restricted cash at end of period	$15	4	7

Supplemental cash flow information:
Income taxes (paid) refunded, net	$(556)	(539)	8
Interest paid (net of capitalized interest of $29, $27 and $24)	$(310)	(378)	(466)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$14	2	5
Restricted cash - noncurrent	1	2	2
Total	$15	4	7
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	67	(182)	(713)
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit losses, net $(1) tax	3	—	—
Cumulative net effect of adoption of ASU 2016-02, Leases	—	22	—
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $(49) taxes	—	—	141
Net income	1,707	1,827	1,665
Dividends	(1,725)	(1,600)	(1,275)
Other	(4)	—	—
Balance at end of period	48	67	(182)
TOTAL STOCKHOLDER'S EQUITY	$10,098	10,117	9,868
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation, and its consolidated subsidiaries, references to "QCII" refer to QSC's direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries, and references to "Lumen" or "Lumen Technologies" refer to QCII's direct parent company and our ultimate parent company, Lumen Technologies, Inc., and its consolidated subsidiaries.

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

On April 1, 2011, our indirect parent QCII became a wholly-owned subsidiary of Lumen Technologies, Inc. in a tax-free, stock-for-stock transaction.

Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (referred to herein as affiliates) have not been eliminated.

We reclassified certain prior period amounts to conform to the current period presentation. See Note 14—Products and Services Revenue for additional information. These changes had no impact on total operating revenue, total operating expenses or net income for any period presented.

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

Summary of Significant Accounting Policies

Change in Accounting Policy

During the first quarter of 2020, we elected to change the presentation for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, including federal and certain state Universal Service Fund ("USF") regulatory fees, to present all such taxes on a net basis in our statement of operations. Prior to the first quarter of 2020, we assessed whether we were the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. The previous policy resulted in presenting such USF fees on a gross basis within operating revenue and cost of services and products, and all other significant taxes on a net basis. We applied this change in accounting policy retrospectively during the first quarter of 2020. As a result, we have decreased both operating revenue and cost of services and products by $105 million, $105 million and $98 million for the years ended December 31, 2020, 2019 and 2018, respectively. The change had no impact on operating income or net income in our consolidated statements of operations. Refer to our Form 8-K filing dated May 7, 2020 for further information.

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

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for specific items and matters are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can materially affect the reported amounts of assets, liabilities and components of stockholder's equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our other consolidated financial statements. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 13—Income Taxes and Note 16—Commitments, Contingencies and Other Items for additional information.

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

•Allocation of the transaction price to the performance obligations in the contract; and

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

We recognize revenue for services when we provide the applicable service or when control is transferred. Recognition of certain payments received in advance of services being provided is deferred. These advance payments include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which ranges from one to five years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

We periodically sell optical capacity on our network. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 10 to 20 years. In most cases, we account for the cash consideration received on transfers of optical capacity as ASC 606 revenue, which is adjusted for the time value of money and is recognized ratably over the term of the agreement. Cash consideration received on transfers of dark fiber is accounted for as non-ASC 606 lease revenue, which we also recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other non-owned optical capacity assets.

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

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 30 months for consumer and 29 months for business. These deferred costs are monitored every period to reflect any significant change in assumptions.

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

We recognize intercompany charges at the amounts billed to us by our affiliates and we recognize intercompany revenue for services we bill to our affiliates. Pricing between affiliates currently uses market based, volume discounted rates.

Our ultimate parent company, Lumen Technologies, Inc. has cash management arrangements with a majority of its income-generating subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. Under these arrangements, the majority of our cash balance is transferred on a daily basis for centralized management by Lumen Technologies, Inc. and most affiliate transactions are deemed to be settled at the time the transactions are recorded in our accounting records. The resulting net balance at the end of each period is reported as advances to affiliates or advances from affiliates on the accompanying consolidated balance sheets. From time to time, we may declare and pay dividends to our parent, QSC. These dividends are settled in accordance with the cash management process described above, which has the net effect of reducing our advances to affiliates or increasing our advances from affiliates. Dividends paid are reflected on our consolidated statements of stockholder's equity and the consolidated statements of cash flows reflects the changes in advances to affiliates as investing activities and changes in advances from affiliates as financing activities. Interest is assessed on advances to and from affiliates using the current interest rate for our note payable-affiliate.

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII’s pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2020 and 2019, we made settlement payments of $71 million and $76 million, respectively, to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.

In the normal course of business, we transfer assets to and from various affiliates through our parent, QSC, which are recorded through our equity. It is our policy to record asset transfers based on carrying values.

Qwest Corporation is currently indebted to an affiliate of our ultimate parent company, Lumen Technologies, Inc., under a revolving promissory note. For additional information, see "Note Payable - Affiliate" in Note 6—Long-Term Debt And Note Payable - Affiliate.

Advertising Costs

Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $25 million, $28 million and $58 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Legal Costs

In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

Income Taxes

Our results are included in the Lumen Technologies consolidated federal income tax return and certain combined state income tax returns. Lumen Technologies allocates income tax expense to us based upon a separate return allocation method which results in income tax expense that approximates the expense that would result if we were a stand-alone entity. Our reported deferred tax assets and liabilities, as discussed below and in Note 13—Income Taxes, are primarily determined as a result of the application of the separate return allocation method and therefore the settlement of these amounts is dependent upon our parent, Lumen Technologies, Inc., rather than tax authorities. Our current expectation is that the vast majority of deferred tax assets and liabilities will be settled through our general intercompany obligation based upon the current Lumen Technologies, Inc. policy. Lumen Technologies, Inc. has the right to change their policy regarding settlement of these assets and liabilities at any time.

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

We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. See Note 13—Income Taxes for additional information.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the value at which cash and cash equivalents are reported in our consolidated financial statements approximates their fair value. Our cash collections are transferred to Lumen Technologies, Inc. on a daily basis and our ultimate parent funds our cash disbursement needs. The net cash transferred to Lumen Technologies, Inc. has been reflected as advances to affiliates in our consolidated balance sheets.

Book overdrafts occur when checks have been issued but have not been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheet. This activity is included in the operating activities section in our consolidated statements of cash flows. There were no book overdrafts included in accounts payable at December 31, 2020 or December 31, 2019.

Restricted Cash

Restricted cash consists primarily of cash and investments that serve to collateralize certain performance and operating obligations. Restricted cash is recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recognized based upon the amount due from customers for the services provided or at cost for purchased and other receivables less an allowance for credit losses. Prior to the adoption of ASU 2016-13, the allowance for credit losses receivable reflected our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. We implemented the new standard effective January 1, 2020, as discussed in the Recently Adopted Accounting Pronouncements - "Measurement of Credit Losses on Financial Instruments", below. For more information, see Note 5—Credit Losses on Financial Instruments.
We generally consider our accounts past due if they are outstanding over 30 days. Our past due accounts are written off against our allowance for credit losses when collection is considered to be not probable. Any recoveries of accounts previously written off are generally recognized as a reduction in bad debt expense in the period received. The carrying value of accounts receivable, net of the allowance for credit losses, approximates fair value.

Property, Plant and Equipment

As a result of our indirect acquisition by Lumen Technologies, Inc., property, plant and equipment acquired at the time of acquisition was recorded based on its estimated fair value as of the acquisition date. Subsequently purchased and constructed property, plant and equipment are recorded at cost. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are pooled for purposes of depreciation and tracking. The equal life group procedure is used to establish each pool's average remaining useful life. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining useful life of our asset base. Our remaining useful life assessments evaluate the possible loss in service value of assets that may precede the physical retirement. Assets shared among many customers may lose service value as those customers reduce their use of the network. However, the asset is not retired until all customers no longer utilize the asset and we determine there is no alternative use for the asset.

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

Pension and Post-Retirement Benefits

A substantial portion of our active and retired employees participate in the Lumen Combined Pension Plan. On December 31, 2014, the QCII pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, The CenturyLink Retirement Plan is now named the Lumen Combined Pension Plan. Prior to the pension plan merger, the above-noted employees participated in the QCII pension plan. In addition, certain of our employees participate in Lumen's post-retirement health care and life insurance benefit plans. Lumen Technologies allocates service costs relating to pension and post-retirement health care and life insurance benefits to us and its other affiliates. The amounts contributed by us through Lumen Technologies are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of Lumen Technologies. The allocation of the service costs to us is based upon our employees who are currently earning benefits under the plans.

For further information on qualified pension, post-retirement and other post-employment benefit plans, see Lumen's annual report on Form 10-K for the year ended December 31, 2020.

Recently Adopted Accounting Pronouncements

During 2020, we adopted Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments." During 2019, we adopted ASU 2016-02, "Leases (ASC 842)". In 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers”.

Each of these is described further below.

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13. The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires us to estimate the total credit losses expected on the portfolio of financial instruments.

We adopted ASU 2016-13, "Measurement of Credit Losses on Financial instruments" ("ASU 2016-13") on January 1, 2020, and recognized a cumulative adjustment to our retained earnings as of the date of adoption of $3 million, net of tax effect. Please refer to Note 5—Credit Losses On Financial Instruments for more information.

Leases

We adopted Accounting Standards Update ("ASU") 2016-02, "Leases (ASC 842)", as of January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11. Therefore, we have not restated comparative period financial information for the effects of ASC 842, and we have not made the new required lease disclosures for comparative periods beginning before January 1, 2019. Instead, we recognized ASC 842's cumulative effect transition adjustment (discussed below) as of January 1, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed us to carry forward the historical lease classification; (ii) did not require us to reassess whether any expired or existing contracts are or contain leases under the new definition of a lease; and (iii) did not require us to reassess whether previously capitalized initial direct costs for any existing leases would qualify for capitalization under ASC 842. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of right-of-use assets for existing leases.
On March 5, 2019, the FASB issued ASU 2019-01, "Leases (ASC 842): Codification Improvements", effective for public companies for fiscal years beginning after December 15, 2019. The new ASU aligns the guidance in ASC 842 for determining fair value of the underlying asset by lessors that are not manufacturers or dealers, with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, "Fair Value Measurement") should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. Early adoption permits public companies to adopt concurrent with the transition to ASC 842 on leases. We adopted ASU 2019-01 as of January 1, 2019.

Adoption of the new standards resulted in the recording of operating lease assets and operating lease liabilities of approximately $126 million and $133 million, respectively, as of January 1, 2019. In addition, we recorded a $22 million cumulative adjustment to accumulated deficit as of January 1, 2019, for the impact of the new accounting standards. Our financial position for reporting periods beginning on or after January 1, 2019 is presented under the new guidance, as discussed above, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ("ASU") ASU 2014-09 which replaces virtually all existing generally accepted accounting principles on revenue recognition with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs.

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

In October 2020, the FASB issued ASU 2020-09, "Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762” (“ASU 2020-09”). This ASU amends and supersedes various SEC paragraphs to reflect SEC Release No. 33-10762, which includes amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. The cumulative effect of initially applying ASU 2020-09 on January 4, 2021 will not have material impact to our consolidated financial statements.

See Note 6—Long-Term Debt and Note Payable - Affiliate for additional information.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2020	2019
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $5,611 and $5,231	$88	468
Other intangible assets, less accumulated amortization of $1,831 and $1,780	255	311
Total other intangible assets, net	$343	779

Substantially, all of our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We assess our goodwill for impairment annually as of October 31,or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write-down the value of goodwill in periods in which the carrying value of equity exceeds the estimated fair value of equity, limited to the amount of goodwill. Goodwill is evaluated for impairment at the reporting unit level, and we have determined that we have one reporting unit.

At October 31, 2020 and 2019, we estimated the fair value of our equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period. Based on our assessment performed with respect to our reporting unit as described above, we concluded that the estimated fair value of our equity exceeded the carrying value by 48% and 65% at October 31, 2020 and 2019, respectively. Therefore no impairment was recorded in either period.

Lumen’s stock price declined significantly in the first quarter of 2019 causing us to evaluate our goodwill for impairment as of March 31, 2019. Because Lumen's low stock price indicated the carrying value of our reporting unit was more likely than not in excess of its fair value, we estimated the fair value of our operations using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry. The market multiples approach that we used in the quarter ended March 31, 2019 incorporated significant estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of certain cost synergies. In developing the market multiple, we also considered observed trends of our industry participants. As of March 31, 2019, based on our assessments performed as described above, we concluded that our goodwill was not impaired.

Our fair value estimates for evaluating goodwill incorporated significant judgements and assumptions including forecast revenues and expenses, cost of capital, and control premiums. In developing market multiples, we also considered observed trends of our industry participants and other qualitative factors that required significant judgment. Alternative estimates, judgements, and interpretations of these factors could have resulted in different conclusions regarding the need for an impairment charge.

As of December 31, 2020, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.1 billion.

Total amortization expense for intangible assets for the years ended December 31, 2020, 2019 and 2018 was $481 million, $533 million and $581 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2021 through 2025 will be as follows:

(Dollars in millions)
Year ending December 31,
2021	$188
2022	99
2023	25
2024	9
2025	8

We annually review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our annual reviews.

(3) Revenue Recognition

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide disaggregation of revenue from contracts with customers based on service offerings for the years ended December 31, 2020, 2019 and 2018. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards.

	Year Ended December 31, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue(7)	Total Revenue from Contracts with Customers
	(Dollars in millions)
IP and data services (1)	$524	—	524
Transport and infrastructure (2)	2,604	(297)	2,307
Voice and collaboration (3)	1,517	—	1,517
IT and managed services (4)	2	—	2
Regulatory revenue (5)	179	(179)	—
Affiliate revenue (6)	2,487	(3)	2,484
Total revenue	$7,313	(479)	6,834

Timing of revenue
Goods and services transferred at a point in time			$46
Services performed over time			6,788
Total revenue from contracts with customers			$6,834

	Year Ended December 31, 2019
	Total Revenue	Adjustments for Non-ASC 606 Revenue(7)	Total Revenue from Contracts with Customers
	(Dollars in millions)
IP and data services (1)	$595	—	595
Transport and infrastructure (2)	2,773	(308)	2,465
Voice and collaboration (3)	1,618	—	1,618
IT and managed services (4)	4	—	4
Regulatory revenue (5)	189	(189)	—
Affiliate revenue (6)	2,873	—	2,873
Total revenue	$8,052	(497)	7,555

Timing of revenue
Goods and services transferred at a point in time			$54
Services performed over time			7,501
Total revenue from contracts with customers			$7,555

	Year Ended December 31, 2018
	Total Revenue	Adjustments for Non-ASC 606 Revenue(7)	Total Revenue from Contracts with Customers
	(Dollars in millions)
IP and data services (1)	$587	—	587
Transport and infrastructure (2)	2,870	(317)	2,553
Voice and collaboration (3)	1,783	—	1,783
IT and managed services (4)	6	—	6
Regulatory revenue (5)	214	(214)	—
Affiliate revenue (6)	2,935	—	2,935
Total revenue	$8,395	(531)	7,864

Timing of revenue
Goods and services transferred at a point in time			$69
Services performed over time			7,795
Total revenue from contracts with customers			$7,864
_______________________________________________________________________________

(1)	Includes primarily VPN data networks, Ethernet, IP and other ancillary services
(2)	Includes primarily broadband, private line (including business data services) and other ancillary services.
(3)	Includes local voice, including wholesale voice, and other ancillary services.
(4)	Includes IT services and managed services revenue.
(5)	Includes CAF II and federal and state USF support revenue.
(6)	Includes telecommunications and data services we bill to our affiliates.
(7)	Includes regulatory revenue and lease revenue not within the scope of ASC 606.
Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(Dollars in millions)
Customer receivables (1)	$346	430
Contract assets	13	18
Contract liabilities	300	338
(1)Gross customer receivables, including gross affiliate receivables, of $396 million and $462 million, net of allowance for credit losses of $50 million and $32 million, at December 31, 2020 and December 31, 2019, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheet. During the years ended December 31, 2020, December 31, 2019 and December 31, 2018, we recognized $223 million, $273 million and $42 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020, January 1, 2019 and January 1, 2018, respectively.

Performance Obligations

As of December 31, 2020, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $173 million. We expect to recognize approximately 99% of this revenue through 2023, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Year Ended December 31, 2020
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$86	64
Costs incurred	49	23
Amortization	(62)	(33)
End of period balance	$73	54

	Year Ended December 31, 2019
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$90	57
Costs incurred	60	39
Amortization	(64)	(32)
End of period balance	$86	64

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average contract life of 30 months for consumer customers and average contract life of 29 months for business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next 12 months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next 12 months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(4) Leases

Our financial position for reporting periods beginning on or after January 1, 2019 is presented under the new accounting guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance, as discussed in Note 1—Background And Summary Of Significant Accounting Policies.

We primarily lease to or from third parties various office facilities, colocation facilities and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
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

Some of our lease arrangements contain lease components, non-lease components (including common-area maintenance costs) and executory costs (including real estate taxes and insurance costs). We generally account for each component separately based on the estimated standalone price of each component. For colocation leases, we account for the lease and non-lease components as a single lease component.

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

Lease expense consisted of the following:

	Years Ended December 31,
	2020	2019
	(Dollars in millions)
Operating and short-term lease cost	$67	43
Finance lease cost:
Amortization of right-of-use assets	5	9
Interest on lease liability	—	1
Total finance lease cost	5	10
Total lease cost	$72	53

We lease various equipment, office facilities, retail outlets, and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2020, 2019 and 2018, our gross rental expense was $72 million, $53 million and $64 million, respectively. We also received sublease rental income for the years ended December 31, 2020, 2019 and 2018 of $12 million, $10 million and $2 million, respectively.

Supplemental consolidated balance sheet information and other information related to leases:

		As of December 31,
Leases (Dollars in millions)	Classification on the Balance Sheet	2020	2019
Assets
Operating lease assets	Other noncurrent assets	$67	105
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	8	14
Total leased assets		$75	119

Liabilities
Current
Operating	Other current liabilities	$28	29
Finance	Current maturities of long-term debt	1	5
Noncurrent
Operating	Other noncurrent liabilities	76	89
Finance	Long-term debt	4	5
Total lease liabilities		$109	128

Weighted-average remaining lease term (years)
Operating leases		4.4	5.3
Finance leases		6.3	5.3
Weighted-average discount rate
Operating leases		4.71%	6.08%
Finance leases		6.62%	5.55%

Supplemental consolidated cash flow statement information related to leases:

	Years Ended December 31,
	2020	2019
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$32	35
Operating cash flows for financing leases	5	1
Financing cash flows for finance leases	—	10
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$19	21

As of December 31, 2020, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2021	$32	1
2022	34	1
2023	18	1
2024	14	1
2025	8	1
Thereafter	10	1
Total lease payments	116	6
Less: interest	(12)	(1)
Total	104	5
Less: current portion	(28)	(1)
Long-term portion	$76	4

As of December 31, 2020, we had no material operating or finance leases that had not yet commenced.

Operating Lease Income

We lease various data transmission capacity, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the years ended December 31, 2020, 2019 and 2018, our gross rental income was $312 million, $320 million and $522 million, respectively which represents 4%, 4% and 6%, respectively, of our operating revenue for the years ended December 31, 2020, 2019 and 2018.

(5) Credit Losses on Financial Instruments

In accordance with ASC 326, "Financial Instruments - Credit Losses", we aggregate financial assets with similar risk characteristics to align our expected credit losses with the credit quality or deterioration over the life of such assets. We monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change each reporting period. Financial assets that do not share risk characteristics with other financial assets are evaluated separately. Our financial assets measured at amortized cost primarily consist of accounts receivable.

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

We implemented the new standard effective January 1, 2020, using a loss rate method to estimate our allowance for credit losses. Our determination of the current expected credit loss rate begins with our use of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to recognize accounts receivable as credit losses. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, certain classes of aged balances, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to update our current loss rate, which as noted below has increased due to an increase in historic loss experience and weakening economic forecasts. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. To determine our allowance for credit losses, we combine the historical, current, and expected credit loss rates and apply them to our period end accounts receivable.

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

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

	Business	Consumer	Total
	(Dollars in millions)
Beginning balance at January 1, 2020 (1)	$17	18	35
Provision for expected losses	30	36	66
Write-offs charged against the allowance	(22)	(26)	(48)
Recoveries collected	4	4	8
Ending balance at December 31, 2020	$29	32	61
______________________________________________________________________
(1)The beginning balance includes the cumulative effect of the adoption of the new credit loss standard.

For the year ended December 31, 2020, we increased our allowance for credit losses for our business and consumer accounts receivable portfolio due to an increase in historical and expected loss experience, which we believe were predominantly attributable to the COVID-19 induced economic slowdown. We believe that decreased write-offs (net of recoveries) driven by COVID-19 regulations and programs have further contributed to an increase in our allowance for credit losses.

(6) Long-Term Debt and Note Payable - Affiliate

The following chart reflects our consolidated long-term debt, including unamortized premiums and discounts, unamortized debt issuance costs and note payable-affiliate:

			As of December 31,
	Interest Rates (2)	Maturities (2)	2020	2019
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2021 - 2057	$3,170	5,956
Term loan (1)	LIBOR + 2.00%	2027	215	100
Finance leases	Various	Various	6	10
Unamortized premiums, net			5	—
Unamortized debt issuance costs			(62)	(115)
Total long-term debt			3,334	5,951
Less current maturities			(948)	(1,105)
Long-term debt, excluding current maturities			$2,386	4,846
Note payable-affiliate	4.974%	2022	$1,130	1,069
_______________________________________________________________________________
(1) Qwest Corporation's Term Loan had an interest rate of 2.150% as of December 31, 2020 and 3.800% as of December 31, 2019.
(2) As of December 31, 2020.

Redemption of Senior Notes

On December 14, 2020, Qwest Corporation redeemed in full all $775 million aggregate principal amount of its outstanding 6.125% Notes due 2053 (the "6.125% Notes").

On October 26, 2020, Qwest Corporation redeemed the remaining $160 million aggregate principal amount of its outstanding 6.625% Notes due 2055 (the "6.625% Notes"). Following this redemption, there were no bonds outstanding for the 6.625% Notes.

On September 16, 2020, Qwest Corporation partially redeemed $250 million aggregate principal amount of its outstanding 6.625% Notes.

On August 7, 2020, Qwest Corporation redeemed all of the remaining $300 million aggregate principal amount of its outstanding 6.875% Notes due 2054 (the "6.875% Notes"). Following this redemption, there were no bonds outstanding for the 6.875% Notes.

On June 29, 2020, Qwest Corporation partially redeemed $200 million aggregate principal amount of its outstanding 6.875% Notes.

On January 15, 2020, Qwest Corporation redeemed in full (i) all $850 million aggregate principal amount of its outstanding 6.875% senior notes due 2033, and (ii) all $250 million aggregate principal amount of its outstanding 7.125% senior notes due 2043.

For the year ended December 31, 2020, redemptions of notes resulted in a loss of $63 million.

During 2019, we did not repay any of our long-term debt.

Term Loan

In 2015, we entered into a term loan in the amount of $100 million with CoBank ACB. On October 23, 2020, we borrowed $215 million under a variable-rate term loan with CoBank ACB and used the resulting net proceeds to pay off its previous $100 million term loan with CoBank ACB. Additionally, on October 26, 2020, we used the remaining net proceeds to partially facilitate the above-mentioned redemption of our remaining 6.625% Notes. The outstanding unpaid principal amount of this new term loan plus any accrued and unpaid interest is due on October 23, 2027. Interest is paid at least quarterly based upon either the LIBOR or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on Qwest Corporation's then current senior unsecured long-term debt rating. At December 31, 2020, and 2019, the outstanding principal balance owed under the new term loan and its predecessor was $215 million and $100 million, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2020 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable-affiliate) maturing during the following years:

(Dollars in millions)
2021	$951
2022	1
2023	1
2024	1
2025	251
2026 and thereafter	2,186
Total long-term debt	$3,391

Note Payable - Affiliate

Qwest Corporation is currently indebted to an affiliate of our ultimate parent company, Lumen Technologies, Inc., under a revolving promissory note that provides Qwest Corporation with a funding commitment of up to $965 million in aggregate principal amount (the "Intercompany Note"). The outstanding principal balance owed by Qwest Corporation under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding principal balance during the respective interest period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries. As of December 31, 2020, the Intercompany Note had an outstanding balance of $1.13 billion and bore interest at a weighted-average interest rate of 4.974%. As of December 31, 2020 and 2019, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under "Note payable - affiliate". In accordance with the terms of the Intercompany Note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is to be capitalized on such date and is to begin accruing interest. Through December 31, 2020, $166 million of such interest has been capitalized since entering into the Intercompany Note. As of December 31, 2020 and 2019, $28 million and $31 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet, respectively.

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest and interest expense-affiliates, net:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Interest expense:
Gross interest expense	$308	407	472
Capitalized interest	(29)	(27)	(24)
Total interest expense	$279	380	448
Interest expense-affiliates, net	$74	62	57

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

Under our term loan, we must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of not more than 2.85:1.0, as determined and calculated in the manner described in the term loan documentation. The term loan also contains a negative pledge covenant, which generally requires us to secure equally and ratably any advances under the term loan if we pledge assets or permit liens on our property for the benefit of other debtholders. The term loan also has a cross payment default and cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Our debt to EBITDA ratio could be adversely impacted by a wide variety of events, including unforeseen contingencies, many of which are beyond our control. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.

None of our long-term debt is secured or guaranteed by other companies.

Compliance

At December 31, 2020 and 2019, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

Subsequent Event

On February 16, 2021, we fully redeemed all $235 million aggregate principal amount of our outstanding 7.000% Senior Notes due 2056.

(7) Accounts Receivable
The following table presents details of our accounts receivable balances:

	As of December 31,
	2020	2019
	(Dollars in millions)
Trade and purchased receivables	$325	471
Earned and unbilled receivables	63	81
Other	37	1
Total accounts receivable	425	553
Less: allowance for credit losses	(61)	(39)
Accounts receivable, less allowance	$364	514
We are exposed to concentrations of credit risk from our customers. We generally do not require collateral to secure our receivable balances. We have agreements with other telecommunications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase accounts receivable from other telecommunications service providers primarily on a recourse basis and include these amounts in our accounts receivable balance. We have not experienced any significant loss associated with these purchased receivables.

The following table presents details of our allowance for credit losses:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2020	$39	66	(44)	61
2019	$41	51	(53)	39
2018	$47	60	(66)	41
_______________________________________________________________________________
(1)On January 1, 2020, we adopted ASU 2016-13 "Measurement of Credit Losses on Financial Instruments" and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $3 million, net of $1 million tax effect. This adjustment is included within "Deductions". Please refer to Note 5—Credit Losses on Financial Instruments for more information.

(8) Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2020	2019
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$332	332
Fiber, conduit and other outside plant(1)	15-45 years	8,270	7,735
Central office and other network electronics(2)	7-10 years	4,964	4,641
Support assets(3)	3-30 years	2,679	2,670
Construction in progress(4)	N/A	411	538
Gross property, plant and equipment		16,656	15,916
Accumulated depreciation		(8,347)	(7,746)
Net property, plant and equipment		$8,309	8,170
_______________________________________________________________________________
(1)Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.
(2)Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.
(3)Support assets consist of buildings, computers and other administrative and support equipment.

(4)Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

We recorded depreciation expense of $834 million, $831 million and $855 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(9) Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workload demands due to reduced demand for certain services.

We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.

Changes in our accrued liability for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2018	$33
Accrued to expense	66
Payments, net	(36)
Balance at December 31, 2019	63
Accrued to expense	17
Payments, net	(53)
Balance at December 31, 2020	$27

(10) Employee Benefits

Pension and Post-Retirement Benefits

QCII's post-retirement benefit plans were merged into Lumen's post-retirement benefit plans on January 1, 2012 and on December 31, 2014, QCII's qualified pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which is now named the Lumen Combined Pension Plan. Based on current laws and circumstances, (i) Lumen Technologies was not required to make a cash contribution to the Lumen Combined Pension Plan in 2020 and (ii) Lumen Technologies does not expect it will be required to make a contribution in 2021. The amount of required contributions to the Lumen Combined Pension Plan in 2021 and beyond will depend on earnings on plan investments, prevailing discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Lumen Technologies occasionally makes voluntary contributions in addition to required contributions, and Lumen Technologies made such voluntary cash contributions of $500 million to the Lumen Combined Pension Plan during 2018. Lumen Technologies did not make a voluntary contribution in 2019 or 2020.

The unfunded status of Lumen's qualified pension plan for accounting purposes was $1.7 billion as of December 31, 2020 and 2019, which includes the merged QCII qualified pension plan. The unfunded status of Lumen's post-retirement benefit plans for accounting purposes was $3.0 billion as of December 31, 2020 and 2019.

Lumen Technologies allocates current service costs to subsidiaries relative to employees who are currently earning benefits under the pension and post-retirement benefit plans. The net cost allocated to us is paid on a monthly basis through Lumen's intercompany cash management process.

The affiliate obligations, net in current and noncurrent liabilities on the consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2020 and 2019, we made settlement payments in the aggregate of $71 million and $76 million, respectively, to QCII under the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.

We were allocated $41 million of pension service costs and $10 million of post-retirement service costs during the year ended December 31, 2020, which represented 70% of Lumen's total pension and post-retirement service costs for the year. The combined net pension and post-retirement service costs is included in cost of services and products and selling, general and administrative expenses on our consolidated statement of operations for the year ended December 31, 2020.

We were allocated $40 million of pension service costs and $11 million of post-retirement service costs during the year ended December 31, 2019, which represented 70% of Lumen's total pension and post-retirement service costs for the year. The combined net pension and post-retirement service costs is included in cost of services and products and selling, general and administrative expenses on our consolidated statement of operations for the year ended December 31, 2019.

We were allocated $46 million of pension service costs and $11 million of post-retirement service costs during the year ended December 31, 2018, which represented 70% of Lumen's total pension and post-retirement service costs for the year. The combined net pension and post-retirement service costs is included in cost of services and products and selling, general and administrative expenses on our consolidated statement of operations for the year ended December 31, 2018.

Lumen Technologies sponsors a noncontributory qualified defined benefit pension plan that covers certain of our eligible employees. The CenturyLink Combined Pension Plan also provides survivor and disability benefits to certain employees. In November 2009, and prior to the plan merger, the pension plan was amended to no longer provide pension benefit accruals for active non-represented employees after December 31, 2009. In addition, non-represented employees hired after January 1, 2009 are not eligible to participate in the plans. Active non-represented employees who participate in these plans retain their accrued pension benefit earned as of December 31, 2009 and certain participants will continue to earn interest credits on their benefit after December 31, 2009. Employees are eligible to receive their vested accrued benefit when they separate from Lumen Technologies. The plans also provided a death benefit for eligible beneficiaries of certain retirees; however, the plan was amended to eliminate this benefit effective March 1, 2010 for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010 and eliminate the death benefit for eligible beneficiaries of certain retirees who retired after December 31, 2003.

Lumen Technologies maintains post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. The QCII post-retirement benefit plans were merged into Lumen's post-retirement benefit plans on January 1, 2012. The benefit obligation for the occupational health care and life insurance post-retirement plans is estimated based on the terms of benefit plans. In calculating this obligation, Lumen Technologies considers numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and plan amendments. During the third quarter of 2019, we renewed a collective bargaining agreement which covers our unionized employees. The terms of the new agreement had no material impact on the post-retirement benefit plans.

The terms of the post-retirement health care and life insurance plans between Lumen Technologies and its eligible non-represented employees and its eligible post-1990 non-represented retirees are established by Lumen Technologies and are subject to change at its discretion. Lumen Technologies has a practice of sharing some of the cost of providing health care benefits with its non-represented employees and post-1990 non-represented retirees. The benefit obligation for the non-represented post-retirement health care benefits is based on the terms of the current written plan documents and is adjusted for anticipated continued cost sharing with non-represented employees and post-1990 non-represented retirees. However, Lumen's contribution under its post-1990 non-represented retirees' health care plan is capped at a specific dollar amount.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

Lumen Technologies sponsors post-retirement health care plans with several benefit options that provide prescription drug benefits that Lumen Technologies deems actuarially equivalent to or exceeding Medicare Part D. Lumen Technologies recognizes the impact of the federal subsidy received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the calculation of its post-retirement benefit obligation and net periodic post-retirement benefit expense.

Other Benefit Plans

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $132 million, $171 million and $211 million for the years ended December 31, 2020, 2019 and 2018, respectively. Employees' group basic life insurance plans are fully insured and the premiums are paid by Lumen Technologies.

401(k) Plans

Lumen Technologies sponsors a qualified defined contribution plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employees' contributions in cash. We recognized $34 million, $46 million and $45 million in expense related to this plan for the years ended December 31, 2020, 2019 and 2018, respectively.

(11) Share-based Compensation

Share-based compensation expenses are included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations.

For the years ended December 31, 2020, 2019 and 2018, we recorded share-based compensation expense of approximately $21 million, $26 million and $24 million, respectively. We recognized an income tax benefit from our compensation expense of approximately $5 million, $6 million and $6 million during the years ended December 31, 2020, 2019 and 2018, respectively.

(12) Fair Value of Financial Instruments

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance lease and other obligations, as well as the input levels used to determine the fair values:

		As of December 31, 2020		As of December 31, 2019
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt (excluding finance lease and other obligations)	2	$3,328	3,532	5,941	6,258

(13) Income Taxes

The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Income tax expense:
Federal and foreign
Current	$425	415	(39)
Deferred	40	95	408
State and local
Current	128	126	31
Deferred	2	5	94
Income tax expense	$595	641	494

The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2020	2019	2018
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes-net of federal effect	4.4%	4.1%	6.1%
Accounting method changes	—%	—%	(3.9)%
Other	0.4%	0.9%	(0.3)%
Effective income tax rate	25.8%	26.0%	22.9%

The effective rate for the year ended December 31, 2018, was favorably impacted by a tax benefit of $83 million generated by filing tax accounting method changes that accelerated significant tax deductions.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2020	2019
	(Dollars in millions)
Deferred tax liabilities:
Property, plant and equipment	$(1,369)	(1,256)
Intangibles assets	(169)	(280)
Total deferred tax liabilities	(1,538)	(1,536)
Deferred tax assets:
Payable to affiliate due to post-retirement benefit plan participation	284	326
Other	15	20
Gross deferred tax assets	299	346
Less valuation allowance on deferred tax assets	(8)	(8)
Net deferred tax assets	291	338
Net deferred tax liabilities	$(1,247)	(1,198)

At December 31, 2020, we have established a valuation allowance of $8 million as it is not more likely than not that this amount of deferred tax assets will be realized.

As of December 31, 2020, the $1.2 billion net deferred tax liability is reflected as a $1.2 billion long-term liability and $2 million is reflected as a noncurrent deferred tax asset in other, net on our consolidated balance sheets. As of December 31, 2019, the entire net deferred tax liability is reflected as a long-term liability.

With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2012. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carryforwards are available.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2020 and 2019 are as follows:

	Years ended December 31,
	2020	2019
	(Dollars in millions)
Unrecognized tax benefits at beginning of period	$414	433
Increase due to tax positions taken in a prior year	—	—
Decrease due to tax positions taken in a prior year	(26)	(19)
Unrecognized tax benefits at end of period	$388	414

The total amount of unrecognized tax benefits (including interest and net of federal benefit) that, if recognized, would impact the effective income tax rate was $422 million and $432 million as of December 31, 2020 and 2019, respectively.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $60 million and $40 million as of December 31, 2020 and 2019, respectively.

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

We paid $556 million and $539 million related to income taxes for the years ended December 31, 2020 and 2019, respectively and received $8 million from QSC related to income taxes in the year ended December 31, 2018.

(14) Products and Services Revenue

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

We categorize our products, services and revenue among the following six categories:

•IP and Data Services, which include primarily VPN data networks, Ethernet, retail video, IP and other ancillary services;

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

•Regulatory Revenue, which consist of Universal Service Fund ("USF") and Connect America Fund ("CAF") support payments and other operating revenue. We receive federal support payments from both federal and state USF programs and from the federal CAF program. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers; and

•Affiliate Services, which are telecommunication services we provide to our affiliates that we also provide to our external customers. In addition, we provide to our affiliates computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.

Our operating revenue for our products and services consisted of the following categories for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
IP and Data Services	$524	595	587
Transport and Infrastructure	2,604	2,773	2,870
Voice and Collaboration	1,517	1,618	1,783
IT and Managed Services	2	4	6
Regulatory Services	179	189	214
Affiliate Services	2,487	2,873	2,935
Total operating revenue	$7,313	8,052	8,395

We do not have any single external customer that provides more than 10% of our total consolidated operating revenue. Substantially all of our consolidated revenue comes from customers located in the United States.

Our operations are integrated into and reported as part of the consolidated segment data of Lumen Technologies. Lumen's chief operating decision maker ("CODM") is our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we determined that we have one reportable segment.

(15) Affiliate Transactions

We provide telecommunications service to our affiliates that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services and network support and technical services.

Below are details of the services we provide to our affiliates:

•Telecommunications services. Data, broadband and voice services in support of our affiliates' service offerings;

•Computer system development and support services. Information technology services primarily include the labor cost of developing, testing and implementing the system changes necessary to support order entry, provisioning, billing, network and financial systems, as well as the cost of improving, maintaining and operating our operations support systems and shared internal communications networks; and

•Network support and technical services. Network support and technical services relate to forecasting demand volumes and developing plans around network utilization and optimization, developing and implementing plans for overall product development, provisioning and customer care.

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

Qwest Corporation is currently indebted to an affiliate of our ultimate parent company, Lumen Technologies, under a revolving promissory note. For additional information, see "Note Payable - Affiliate" in Note 6—Long-Term Debt And Note Payable - Affiliate.

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at December 31, 2020 and December 31, 2019 aggregated to approximately $19 million and $50 million, respectively, and are included in "Other" current liabilities and "Other Liabilities" in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Principal Proceedings

Billing Practices Suits

In June 2017, a former employee of a Lumen Technologies subsidiary filed an employment lawsuit against Lumen Technologies (at the time known as CenturyLink, Inc.) claiming that she was wrongfully terminated for alleging that Lumen charged some of its retail customers for products and services they did not authorize. Thereafter, based in part on the allegations made by the former employee, several legal proceedings were filed.

In June 2017, McLeod v. CenturyLink, a consumer class action, was filed against Lumen Technologies in the U.S. District Court for the Central District of California alleging that Lumen Technologies charged some of its retail customers for products and services they did not authorize. Other complaints asserting similar claims have been filed in other federal and state courts, as well. The lawsuits assert claims including fraud, unfair competition, and unjust enrichment. Also, in June 2017, Craig. v. CenturyLink, Inc., et al., a securities investor class action, was filed in U.S. District Court for the Southern District of New York, alleging that Lumen Technologies failed to disclose material information regarding improper sales practices, and asserting federal securities law claims. A number of other cases asserting similar claims have also been filed.

Beginning June 2017, Lumen Technologies received several shareholder derivative demands addressing related topics. In August 2017, Lumen Technologies' Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. In April 2018, the special litigation committee concluded its review of the derivative demands and declined to take further action. Since then, derivative cases were filed in Louisiana state court in the Fourth Judicial District Court for the Parish of Ouachita and in federal court in Louisiana and Minnesota. These cases have been brought on behalf of Lumen Technologies against certain current and former officers and directors of the Company and seek damages for alleged breaches of fiduciary duties.

The consumer class actions, the securities investor class actions, and the federal derivative actions were transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation.

Lumen Technologies received final approval of the settlement of the consumer class actions for payments totaling $15.5 million plus certain notice and administration costs. Approximately 12,000 potential class members elected to opt out of the class settlement and may elect to pursue their individual claims against Lumen Technologies on these issues through various dispute resolution processes, including individual arbitration. Subject to certain conditions, Lumen Technologies has agreed to settle the claims of approximately 11,000 such class members asserted by one law firm. Additionally, Lumen Technologies has reached an agreement settling the securities investor class actions for payment of $55 million, which Lumen expects to be paid by its insurers. The settlement of the securities class claims is subject to court approval.

Lumen has engaged in discussions regarding related claims with a number of state attorneys general, and has entered into agreements settling certain of the consumer practices claims asserted by state attorneys general. While Lumen Technologies does not agree with allegations raised in these matters, it has been willing to consider reasonable settlements where appropriate.

Locate Service Investigations

In June 2019, Minnesota and Arizona initiated investigations related to the timeliness of responses by certain of our vendors to requests for marking the location of underground telecommunications facilities. We, along with Lumen and its other subsidiaries are cooperating with the investigations. In February 2020, the Minnesota claims were settled. The terms of the settlement were not material to our consolidated results of operations or financial position.

Other Proceedings, Disputes and Contingencies

From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, regulatory hearings relating primarily to our rates or services, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third-party tort actions.

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial during 2021 if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

We are subject to various federal, state and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none is reasonably expected to exceed $300,000 in fines and penalties.

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

Right-of-Way

At December 31, 2020, our future rental commitments for Right-of-Way agreements were as follows:

Right-of-Way Agreements
(Dollars in millions)
2021	$19
2022	8
2023	6
2024	5
2025	4
2026 and thereafter	20
Total future minimum payments	$62

Purchase Commitments

We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $18 million at December 31, 2020. Of this amount, we expect to purchase $15 million in 2021 and $3 million in 2022. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2020.

(17) Other Financial Information

Other Current Assets

The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2020	2019
	(Dollars in millions)
Prepaid expenses	$40	41
Contract acquisition costs	47	50
Contract fulfillment costs	28	28
Other	7	9
Total other current assets	$122	128

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities in our consolidated balance sheets:

	As of December 31,
	2020	2019
	(Dollars in millions)
Unrecognized tax benefits	$448	454
Deferred revenue	108	108
Noncurrent operating lease liability	76	89
Other	53	61
Total other noncurrent liabilities	$685	712

(18) Labor Union Contracts

As of December 31, 2020, approximately 44% of our employees were members of various bargaining units represented by the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). During the third quarter of 2019, we reached new agreements with the CWA and IBEW, which represented all of the above noted represented employees. Therefore, there are no collective bargaining agreements that are scheduled to expire over the 12 month period ending December 31, 2021. We believe that relations with our employees continue to be generally good.

(19) Stockholder's Equity

Common Stock

We have one share of common stock (no par value) issued and outstanding, which is owned by QSC.

In addition, in the normal course of business, we transfer assets and liabilities to and from QSC and its affiliates, which are recorded through our equity. It is our policy to record these asset transfers based on carrying values.

Dividends

We declared and paid the following cash dividend to QSC:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Cash dividend declared to QSC	$1,725	1,600	1,275
Cash dividend paid to QSC	1,725	1,600	1,275

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2020, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control Over Financial Reporting
Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2020.

Management’s Report on the Consolidated Financial Statements

Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2020. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.

Our consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who have expressed an unqualified opinion on the consolidated financial statements. Their audit was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States).

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

Omitted pursuant to General Instruction I (2).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I (2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

The Audit Committee of Lumen's Board of Directors is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Under the Audit Committee's charter, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. The approval may be given as part of the Audit Committee's approval of the scope of the engagement of our independent registered public accounting firm or on an individual basis. The pre-approval of non-audit services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee. Our independent registered public accounting firm may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act.

Fees Paid to the Independent Registered Public Accounting Firm

QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate audit fees billed or allocated to us was $1.8 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively, for professional accounting services, including KPMG's audit of our annual consolidated financial statements.

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

The Audit Committee of Lumen Technologies, Inc. approved in advance all of the services performed by KPMG described above.

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
a.
Ninth Supplemental Indenture, dated as of October 4, 2011, by and between Qwest Corporation and U.S. Bank National Association, setting forth the terms of Qwest Corporations 6.750% Notes due 2021 (incorporated by reference to Exhibit 4.1 of Qwest Corporation's Current Report on Form 8-K (File No. 001-03040) filed with the Securities and Exchange Commission on October 4, 2011).

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
b.
Sixteenth Supplemental Indenture, dated as of August 22, 2016, by and between Qwest Corporation and U.S. Bank National Association, setting forth the terms of Qwest Corporation's 6.5% Notes due 2056 (incorporated by reference to Exhibit 4.17 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on August 22, 2016).

c.
Seventeenth Supplemental Indenture dated as of April 27, 2017, by and between Qwest Corporation and U.S. Bank National Association, setting forth the terms of Qwest Corporation's 6.75% Notes due 2057 (incorporated by reference to Exhibit 4.18 of Qwest Corporation’s Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on April 27, 2017.

4.4*		Amended and Restated Credit Agreement, dated as of October 23, 2020, by and among Qwest Corporation, the several lenders from time to time parties thereto, and CoBank, ACB, as administrative agent.
4.5*		Description of Qwest Corporation's securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.
31.1*		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*		Financial statements from the Annual Report on Form 10-K of Qwest Corporation for the period ended December 31, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.
104*		Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2021.

QWEST CORPORATION
Date: March 3, 2021	By:	/s/ Eric J. Mortensen
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

Signature	Title	Date

/s/ Jeff K. Storey	Chief Executive Officer and President (Principal Executive Officer)	March 3, 2021
Jeff K. Storey

/s/ Indraneel Dev	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2021
Indraneel Dev

/s/ Stacey W. Goff	Executive Vice President, General Counsel & Secretary and Director	March 3, 2021
Stacey W. Goff

/s/ Eric J. Mortensen	Senior Vice President - Controller (Principal Accounting Officer) and Director	March 3, 2021
Eric J. Mortensen