Form 10-Q
period 2021-03-31
QWEST CORP
filed 2021-05-06
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

THE REGISTRANT, A WHOLLY OWNED INDIRECT SUBSIDIARY OF LUMEN TECHNOLOGIES, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On May 5, 2021, there was one share of common stock outstanding.

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

•our ability to successfully and timely implement our operating plans and corporate strategies, including our deleveraging strategy;

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

•Lumen's ability to meet evolving environmental, social and governance ("ESG") expectations and benchmarks, and effectively communicate and implement its ESG strategies;

•our ability to collect our receivables from, or continue to do business with, financially troubled customers, including but not limited to those adversely impacted by the economic dislocations caused by the COVID-19 pandemic;

•any adverse developments in legal or regulatory proceedings involving us or our affiliates, including Lumen Technologies;

•changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from pending proposals of the Biden Administration to increase infrastructure spending and federal income tax rates;

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

•the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•other risks referenced in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

OPERATING REVENUE
Operating revenue	$1,170	1,235
Operating revenue - affiliates	622	683
Total operating revenue	1,792	1,918
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	439	473
Selling, general and administrative	107	143
Operating expenses - affiliates	194	195
Depreciation and amortization	317	328
Total operating expenses	1,057	1,139
OPERATING INCOME	735	779
OTHER (EXPENSE) INCOME
Interest expense	(48)	(75)
Interest expense - affiliates, net	(31)	(16)
Other expense, net	(6)	(8)
Total other expense, net	(85)	(99)
INCOME BEFORE INCOME TAXES	650	680
Income tax expense	168	177
NET INCOME	$482	503
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10	14
Accounts receivable, less allowance of $53 and $61	340	364
Other	143	122
Total current assets	493	500
Property, plant and equipment, net of accumulated depreciation of $8,522 and $8,347	8,258	8,309
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Other intangible assets, net	245	343
Other, net	149	147
Total goodwill and other assets	9,754	9,850
TOTAL ASSETS	$18,505	18,659
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$948	948
Accounts payable	231	292
Advances from affiliates	520	592
Note payable - affiliate	1,158	1,130
Accrued expenses and other liabilities
Salaries and benefits	147	178
Income and other taxes	125	95
Other	190	186
Current portion of deferred revenue	182	183
Total current liabilities	3,501	3,604
LONG-TERM DEBT	2,156	2,386
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,242	1,249
Affiliate obligations, net	642	637
Other	684	685
Total deferred credits and other liabilities	2,568	2,571
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	230	48
Total stockholder's equity	10,280	10,098
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$18,505	18,659
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$482	503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	317	328
Deferred income taxes	(7)	(11)
Provision for uncollectible accounts	7	13
Accrued interest on affiliate note	28	31
Net loss on early retirement of debt	8	12
Changes in current assets and liabilities:
Accounts receivable	17	36
Accounts payable	(7)	(20)
Accrued income and other taxes	30	67
Other current assets and liabilities, net	(64)	(154)
Other current assets and liabilities - affiliates, net	—	(16)
Changes in other noncurrent assets and liabilities, net	(14)	10
Changes in affiliate obligations, net	5	(18)
Other, net	12	4
Net cash provided by operating activities	814	785
INVESTING ACTIVITIES
Capital expenditures	(219)	(317)
Changes in advances to affiliates	—	1,147
Proceeds from sale of property, plant and equipment and other assets	8	—
Net cash (used in) provided by investing activities	(211)	830
FINANCING ACTIVITIES
Payments of long-term debt	(235)	(1,109)
Dividends paid	(300)	(500)
Changes in advances from affiliates	(72)	—
Net cash used in financing activities	(607)	(1,609)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4)	6
Cash, cash equivalents and restricted cash at beginning of period	15	4
Cash, cash equivalents and restricted cash at end of period	$11	10
Supplemental cash flow information:
Income taxes paid, net	$(172)	(179)
Interest paid (net of capitalized interest of $5 and $10)	$(37)	(81)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$10	8
Restricted cash - noncurrent	1	2
Total	$11	10
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	48	67
Net income	482	503
Cumulative net effect of adoption of ASU 2016-13, Measurement of Credit Losses, net $(1) tax	—	3
Dividends declared and paid to Qwest Services Corporation	(300)	(500)
Other	—	(5)
Balance at end of period	230	68
TOTAL STOCKHOLDER'S EQUITY	$10,280	10,118
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation and its consolidated subsidiaries, and references to "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries including Level 3 Parent, LLC, referred to as "Level 3".

(1) Background

General

We are an integrated communications company engaged primarily in providing a broad array of communications services to our mass markets and business customers. Our specific products and services are detailed in Note 3—Revenue Recognition of this report.

We generate the majority of our total consolidated operating revenue from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

Basis of Presentation

Our consolidated balance sheet as of December 31, 2020, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the SEC; however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (referred to herein as affiliates) have not been eliminated.

We reclassified certain prior period amounts to conform to the current period presentation, including our revenue by product and service categories. See Note 3—Revenue Recognition for additional information. These changes had no impact on total operating revenue, total operating expenses or net income (loss) for any period.

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

Summary of Significant Accounting Policies

The significant accounting policy below is in addition to the significant accounting policies described in Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Operating Lease Income

Qwest leases various data transmission capacity, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in our consolidated statements of operations.

For both the three months ended March 31, 2021 and 2020, our gross rental income was $79 million, which represents approximately 4% of our operating revenue for the each period.

Recently Adopted Accounting Pronouncements

Debt

On January 1, 2021, we adopted ASU 2020-09, "Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762" ("ASU 2020-09"). This ASU amends and supersedes various SEC paragraphs to reflect SEC Release No. 33-10762, which includes amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. The adoption of ASU 2020-09 did not have an impact to our consolidated financial statements.

Investments

On January 1, 2021, we adopted ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01"). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of March 31, 2021, we determined there was no application or discontinuation of the equity method during the reporting periods. The adoption of ASU 2020-01 did not have an impact to our consolidated financial statements.

Income taxes

On January 1, 2021, we adopted ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)" ("ASU 2019-12"). This ASU removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The adoption of ASU 2019-12 did not have a material impact to our consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

We adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020 and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $3 million, net of tax effect of $1 million. Please refer to Note 4—Credit Losses on Financial Instruments for more information.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. As of March 31, 2021, we are evaluating the existing contracts and the impact on consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $5,699 and $5,611	$—	88
Other intangible assets, less accumulated amortization of $1,850 and $1,831	245	255
Total other intangible assets, net	$245	343

Substantially all of our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We assess our goodwill for impairment annually as of October 31, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write-down the value of goodwill in periods in which the carrying value of equity exceeds the estimated fair value of equity, limited to the amount of goodwill. Goodwill is evaluated for impairment at the reporting unit level, and we have determined that we have one reporting unit.

As of March 31, 2021, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.2 billion. The total amortization expense for intangible assets for the three months ended March 31, 2021 and 2020 totaled $110 million and $124 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2021 through 2025 will be as follows:

(Dollars in millions)
2021 (remaining nine months)	$64
2022	85
2023	60
2024	12
2025	10

(3) Revenue Recognition

Beginning in the first quarter of 2021, we categorize our products, services and revenue among the following four categories:
•Voice and Other, which includes primarily local voice services, private line and other legacy services. This category also includes Universal Service Fund ("USF") and Connect America Fund Phase II ("CAF II") support payments and other operating revenue. We receive support payments from state USF programs and from the federal CAF II program. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services. During the three months ended March 31, 2021, we recorded approximately $36 million of revenue from the CAF II program that will end as of December 31, 2021.

•Fiber Infrastructure Services, which includes high speed, fiber-based and lower speed DSL-based broadband services, and optical network services;

•IP and Data Services, which consists primarily of Ethernet services;

•Affiliate Services, which are telecommunication services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Voice and other	$543	(85)	458	590	(89)	501
Fiber Infrastructure	504	(31)	473	513	(31)	482
IP and Data Services	123	—	123	132	—	132
Affiliate Services	622	(3)	619	683	(1)	682
Total revenue	$1,792	(119)	1,673	1,918	(121)	1,797
____________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Customer receivables (1)	$342	346
Contract assets	12	13
Contract liabilities	301	300
______________________________________________________________________
(1)Gross customer receivables, including gross affiliate receivables, of $387 million and $396 million, net of allowance for doubtful accounts of $45 million and $50 million, at March 31, 2021 and December 31, 2020, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three months ended March 31, 2021 and March 31, 2020, we recognized $163 million and $184 million, respectively, of revenue that was included in contract liabilities as of January 1, 2021 and January 1, 2020, respectively.

Performance Obligations

As of March 31, 2021, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $167 million. We expect to recognize approximately 99% of this revenue through 2023, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$73	54	86	64
Costs incurred	11	6	14	6
Amortization	(15)	(8)	(16)	(9)
End of period balance	$69	52	84	61

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of communications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of 30 months for mass markets customers and average contract life of 29 months for business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next 12 months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next 12 months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the three months ended March 31, 2021:

	Business	Mass Markets	Total
	(Dollars in millions)
Beginning balance at January 1, 2021 (1)	$25	36	61
Provision for expected losses	4	3	7
Write-offs charged against the allowance	(7)	(10)	(17)
Recoveries collected	1	1	2
Ending balance at March 31, 2021	$23	30	53
(1)    Due to an internal reorganization of our reporting categories on January 1, 2021, our accounts receivable portfolios were changed to align with changes to how we manage our customers. Allowance for credit losses previously included in the Consumer and Business portfolio of $32 million and $4 million, respectively, were reclassified to the Mass Markets allowance for credit losses on January 1, 2021, as a result of this change.

For the three months ended March 31, 2021, we decreased our allowance for credit losses for our business and mass markets accounts receivable portfolios primarily due to higher write-off activity in the quarter with the easing of prior delays due to COVID-19 related restrictions in 2020.

(5) Long-Term Debt and Note Payable - Affiliate

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance lease and other obligations, unamortized premiums, net, unamortized debt issuance costs and (ii) note payable - affiliate:

	Interest Rates (1)	Maturities (1)	March 31, 2021	December 31, 2020
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2021 - 2057	$2,935	3,170
Term loan (2)	LIBOR + 2.00%	2027	215	215
Finance lease and other obligations	Various	Various	3	6
Unamortized premiums, net			5	5
Unamortized debt issuance costs			(54)	(62)
Total long-term debt			3,104	3,334
Less current maturities			(948)	(948)
Long-term debt, excluding current maturities			$2,156	2,386
Note payable - affiliate	4.883%	2022	$1,158	1,130
_______________________________________________________________________________
(1)As of March 31, 2021.
(2)Qwest Corporation's Term Loan had interest rates of 2.110% as of March 31, 2021 and 2.150% as of December 31, 2020.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2021 (excluding unamortized premiums, net and unamortized debt issuance costs and note payable-affiliate) maturing during the following years:

(Dollars in millions)
2021 (remaining nine months)	$951
2022	1
2023	—
2024	—
2025	250
2026 and thereafter	1,951
Total long-term debt	$3,153

Redemption of Senior Notes

On February 16, 2021, we fully redeemed all $235 million aggregate principal amount of our outstanding 7.000% Senior Notes due 2056. The redemption of the Senior Notes resulted in a loss of $8 million for the three months ended March 31, 2021.

Note Payable - Affiliate

Qwest Corporation is currently indebted to an affiliate of our ultimate parent company, Lumen Technologies, Inc., under a revolving promissory note that provides Qwest Corporation with a funding commitment of up to $965 million in aggregate principal amount (the "Intercompany Note"). The outstanding principal balance owed by Qwest Corporation under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding principal balance during the respective interest period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries. As of March 31, 2021 and December 31, 2020, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under "Note payable - affiliate". In accordance with the terms of the Intercompany Note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is capitalized to the outstanding principal balance on such date. Due to the amount the unpaid interest capitalized since inception of the Intercompany Note, the outstanding principal balance at March 31, 2021 is approximately $1.2 billion. Additionally, as of March 31, 2021, $14 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.

Compliance

As of March 31, 2021, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

Other

For additional information on our long-term debt and credit facilities, see Note 6—Long-Term Debt and Note Payable - Affiliate to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance lease and other obligations, as well as the input level used to determine the fair values indicated below:

		March 31, 2021		December 31, 2020
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$3,101	3,305	3,328	3,532

(7) Commitments, Contingencies and Other Items

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at March 31, 2021, aggregated to approximately $19 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Principal Proceedings

Billing Practices Suits

In June 2017, a former employee of a Lumen Technologies subsidiary filed an employment lawsuit against Lumen Technologies (at the time known as CenturyLink, Inc.) claiming that she was wrongfully terminated for alleging that Lumen charged some of its retail customers for products and services they did not authorize. Thereafter, based in part on the allegations made by the former employee, several legal proceedings were filed, including consumer class actions in federal and state courts, a series of securities investor class actions in federal courts, and several shareholder derivative actions in federal and Louisiana state courts. The derivative cases were brought on behalf of CenturyLink, Inc. against certain current and former officers and directors of the Company and seek damages for alleged breaches of fiduciary duties.

The consumer class actions, the securities investor class actions, and the federal derivative actions were transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. Lumen Technologies has settled the consumer and securities investor class actions. The consumer class settlement was approved by the Court and is final. Approximately 12,000 potential class members elected to opt out of the consumer class settlement, and Lumen Technologies has settled the claims of approximately 11,000 such class members asserted by one law firm subject to certain conditions. The securities investors class settlement entails a payment of $55 million, which Lumen expects to be paid by its insurers. That settlement has received preliminary court approval and is subject to certain conditions including final approval by the Court. The derivative actions remain pending.

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

The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 16—Commitments, Contingencies and Other Items to the financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(8) Dividends

From time to time we may declare and pay dividends to our direct parent company, QSC, sometimes in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not currently limit the amount of dividends we can pay to QSC.

During the three months ended March 31, 2021 and 2020, we declared and paid dividends to QSC of $300 million and $500 million, respectively. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

(9) Other Financial Information

Other Current Assets

The following table presents details of other currents assets in our consolidated balance sheets:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Prepaid expenses	$62	40
Contract acquisition costs	45	47
Contract fulfillment costs	29	28
Other	7	7
Total other current assets	$143	122

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities in our consolidated balance sheets:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Unrecognized tax benefits	$451	448
Deferred revenue	109	108
Noncurrent operating lease liability	70	76
Other	54	53
Total other noncurrent liabilities	$684	685

(10) Labor Union Contracts

As of March 31, 2021, approximately 46% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). During the third quarter of 2019, we reached new agreements with each of the CWA and IBEW, which represented all of the above noted represented employees. Therefore, there are no collective bargaining agreements that are scheduled to expire over the 12 month period ending March 31, 2022. We believe relations with our employees continue to be generally good.

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
Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report and "Risk Factors" referenced in Item 1A of Part II of this report or other of our filings with the SEC for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2020, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

We are an integrated communications company engaged primarily in providing an array of communications services to our business and mass markets customers. Our specific products and services are detailed in Note 3—Revenue Recognition of this report.

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

At March 31, 2021, we served approximately 2.9 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic and in a continued attempt to mitigate the negative impact on our stakeholders, we have taken over the past several months a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities. In addition to other actions described in our earlier reports, these steps included:

•establishing protocols for the safety of our on-site technicians and customers, including our “Safe Connections” program;

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

Social distancing, business and school closures, travel restrictions and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. In particular, as discussed further elsewhere herein, we have tracked pandemic impacts, including: (i) increases in certain revenue streams and decreases in others (including late fee revenue), (ii) increases in allowances for credit losses through the end of 2020, (iii) increases in overtime expenses, (iv) delays in our cost transformation initiatives and (v) an acceleration of our real estate rationalization efforts and the incurrence of related costs. Thus far, these changes have not materially impacted our financial performance or financial position, and, barring any unforeseen changes in conditions, we do not expect these changes to materially impact us during 2021. The impact of the pandemic after the first quarter of 2021 will materially depend on additional steps that we may take in response to the pandemic and various events outside of our control, including the length and severity of the health crisis and economic dislocations, actions taken by central banks, governmental agencies or legislative bodies, and the impact of those events on our employees, suppliers and customers. For additional information, see the risk factor disclosures set forth in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

For additional information on the impacts of the pandemic, see the remainder of this item, including "— Liquidity and Capital Resources — Pension and Post-retirement Benefit Obligations."

For the reasons noted in Note 1—Background to our consolidated financial statements in Item 1 of Part I of this report, we believe we have one reportable segment.

We categorize our products, services and revenue among the following four categories:

•Voice and Other, which includes primarily local voice services, private line and other legacy services. This category also includes Universal Service Fund ("USF") and CAF II support payments and other operating revenue. We receive support payments from state USF programs and from the federal CAF II program. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services. During the three months ended March 31, 2021, we recorded approximately $36 million of revenue from the CAF II program that will end as of December 31, 2021.

•Fiber Infrastructure Services, which includes high speed, fiber-based and lower speed DSL-based broadband services, and optical network services;

•IP and Data Services, which consists primarily of Ethernet services;

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

Results of Operations

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

Operating revenue	$1,792	1,918
Operating expenses	1,057	1,139
Operating income	735	779
Total other expense, net	(85)	(99)
Income before income taxes	650	680
Income tax expense	168	177
Net income	$482	503

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen's business included in Lumen's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under our four revenue categories:

	Three Months Ended March 31,		% Change
	2021	2020
	(Dollars in millions)
Voice and other	$543	590	(8)%
Fiber Infrastructure	504	513	(2)%
IP and Data Services	123	132	(7)%
Affiliate Services	622	683	(9)%
Total operating revenue	$1,792	1,918	(7)%

Total operating revenue decreased by $126 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Approximately half of the decrease in operating revenue was driven by lower affiliate service revenues due to the transfer of employees, and the revenues related to the services those employees provide, from us to an affiliate. The remaining decline in revenue was primarily due to decreases in our voice, private line, broadband and Ethernet services.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended March 31,		% Change
	2021	2020
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$439	473	(7)%
Selling, general and administrative	107	143	(25)%
Operating expenses - affiliates	194	195	(1)%
Depreciation and amortization	317	328	(3)%
Total operating expenses	$1,057	1,139	(7)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased $34 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in our cost of services and products (exclusive of depreciation and amortization) was primarily due to reductions in salaries and wages and employee-related expenses resulting from lower headcount.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $36 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was primarily due to a reduction of professional fees and employee costs, lower property taxes, lower bad debt expense, and a gain on the sale of property during the first quarter of 2021.

Operating Expenses - Affiliates

Operating expenses - affiliates remained consistent for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended March 31,		% Change
	2021	2020
	(Dollars in millions)
Depreciation	$207	204	1%
Amortization	110	124	(11)%
Total depreciation and amortization	$317	328	(3)%

Depreciation expense increased by $3 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due a $13 million increase resulting from an increase in depreciable assets, which was partially offset by a decrease of $9 million resulting from annual rate depreciable life changes for certain telecommunications equipment.

Amortization expense decreased $14 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to an $11 million decrease from the effect of using an accelerated amortization method resulting in an incremental decline in expense as the intangible assets amortize and a $3 million decrease associated with annual rate amortizable life changes of software for the period.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended March 31,		% Change
	2021	2020
	(Dollars in millions)
Interest expense	$(48)	(75)	(36)%
Interest expense - affiliates, net	(31)	(16)	94%
Other (expense) income, net	(6)	(8)	(25)%
Total other expense, net	$(85)	(99)	(14)%
Income tax expense	$168	177	(5)%

Interest Expense

Interest expense decreased by $27 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. These decreases were primarily due to the decrease in average long-term debt from $4.9 billion to $3.2 billion and the decrease in our average interest rate from 6.58% to 6.44%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2021.

Interest Expense - Affiliates, Net

Affiliated interest expense, net increased by $15 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase in interest expense - affiliates, net was due primarily to the increase in outstanding advances from our affiliates, which incur interest at the same rate as the note payable to our affiliate. See Note 5—Long-Term Debt and Note Payable - Affiliate.

Other Expense, Net

The following table summarizes our total other (expense) income, net:

	Three Months Ended March 31,
	2021	2020	% Change
	(Dollars in millions)
Loss on extinguishment of debt	$(8)	(12)	(33)%
Interest income	—	1	(100)%
Other income, net	2	3	(33)%
Total other expense, net	$(6)	(8)	(25)%

Income Tax Expense

Income tax expense for the three months ended March 31, 2021 was $168 million, or an effective tax rate of 25.8%, compared to $177 million, or an effective tax rate of 26.0% for the three months ended March 31, 2020.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

We are an indirectly wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

Lumen Technologies has cash management arrangements with a majority of its subsidiaries that include lines of credit, affiliate advances and obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by Lumen's service company affiliate. From time to time we may declare and pay dividends to our stockholder, QSC, sometimes in excess of our earnings to the extent permitted by applicable law, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. Our debt covenants do not currently limit the amount of dividends we can pay to QSC. Given our cash management arrangement with our ultimate parent, Lumen Technologies, Inc., and the resulting amounts due to us from Lumen Technologies, Inc., a significant component of our liquidity is dependent upon Lumen Technologies, Inc.'s ability to repay its obligation to us.

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

For more information on our capital spending, see "Historical Information—Investing Activities" below and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Debt and Other Financing Arrangements

On February 16, 2021, we fully redeemed all $235 million aggregate principal amount of our outstanding 7.000% Senior Notes due 2056. As of March 31, 2021, we had a face amount of approximately $3.2 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net and unamortized debt issuance costs). Approximately $950 million of our outstanding debt is due in the next 12 months (excluding finance lease obligations).

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

Lumen's and Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies. For additional information regarding Lumen's and Qwest Corporation's funding arrangements, see Risk Factors—Financial Risks in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Term Loan

In October 2020, we borrowed $215 million under a variable rate term loan with CoBank ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on October 23, 2027. Interest is paid at least quarterly based upon either the LIBOR or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on Qwest Corporation's then current senior unsecured long-term debt rating. At both March 31, 2021 and December 31, 2020, the outstanding principal balance on this term loan was $215 million.

Note Payable - Affiliate

The Intercompany Note (as defined in Note 5—Long-Term Debt and Note Payable - Affiliate) was entered into between Qwest Corporation and an affiliate of our ultimate parent company, Lumen Technologies, Inc., in the amount of $965 million. The outstanding principal balance owed by us under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries. As of March 31, 2021, the weighted average interest rate was 4.883%. As of March 31, 2021 and December 31, 2020, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of March 31, 2021, $14 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets.

For additional information about our indebtedness, see Note 5—Long-Term Debt and Note Payable - Affiliate.

Dividends

We periodically pay dividends to QSC, our direct parent company. See Note 8—Dividends and the discussion above under the heading "Overview".

Pension and Post-retirement Benefit Obligations

Lumen Technologies is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2020, the accounting unfunded status of Lumen's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was approximately $1.7 billion and approximately $3.0 billion, respectively. For additional information about Lumen's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pension and Post-Retirement Benefit Obligations" in Item 7 of Lumen's Annual Report on Form 10-K for the year ended December 31, 2020 and see Note 10—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.

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

Substantially all of Lumen's post-retirement health care and life insurance benefits plans are unfunded and are paid by Lumen Technologies with available cash.

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the three months ended March 31, 2021, we received a $5 million refund from QCII due to overpayments in prior periods. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For 2021, we expect to make aggregate settlement payments,net of the first quarter refund, of $45 million to QCII under the plan.

For 2021, Lumen's estimated annual long-term rate of return on pension plan assets is 5.5%. However, actual returns could be substantially different.

For additional information, see “Risk Factors—Financial Risks—Increases in costs for pension and healthcare benefits for our active and retired employees may have a material impact on us.” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

Federal Broadband Support Programs

Since 2015, Lumen has been receiving over $500 million annually through CAF II, a program that will end this year. Our current share of this CAF II funding is approximately $145 million annually. In connection with CAF II funding, we must meet certain specified infrastructure buildout requirements in 13 states by the end of 2021, which requires substantial capital expenditures. While we are on track to meet the requirement this year, we cannot provide any assurances that we will be able to timely meet all of our mandated buildout requirements. In accordance with the Federal Communications Commission's ("FCC") January 2020 order, we elected to receive an additional year of CAF II funding in 2021.

In early 2020, the FCC created the RDOF which is a new federal support program designed to replace the CAF II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. Lumen Technologies won bids for RDOF Phase I support payments of $26 million annually. These RDOF Phase I support payments are expected to begin January 1, 2022.

For additional information on these programs, see (i) "Business—Regulations—Universal Service" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 and (ii) "Risk Factors—Legal and Regulatory Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

As part of its proposed infrastructure plan, the Biden Administration has proposed investing $100 billion to expand internet access in the United States. The plan seeks several other changes that could impact us, including proposals to increase competition among broadband providers. Currently we believe it is premature to speculate on the potential impact of these proposals on us.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		$ Change
	2021	2020
	(Dollars in millions)
Net cash provided by operating activities	$814	785	29
Net cash (used in) provided by investing activities	$(211)	830	(1,041)
Net cash used in financing activities	$(607)	(1,609)	(1,002)

Operating Activities

Net cash provided by operating activities increased by $29 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to changes in other current assets and liabilities, partially offset by lower net income. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

Investing Activities

Net cash (used in) provided by investing activities changed by $1.0 billion for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to funds received from affiliates in the first quarter of 2020 that were used to repay our senior notes, which in turn reduced our advances to affiliates balance.

Financing Activities

Net cash used in financing activities decreased by $1.0 billion for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to lower repayments of long-term debt and lower dividends paid to QSC.

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

Market Risk

As of March 31, 2021, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2021, we had no such instruments outstanding nor held or issued derivative financial instruments for trading or speculative purposes.

We do not believe that there were any material changes to market risks arising from changes in interest rates for the three months ended March 31, 2021, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2020.

Certain shortcomings are inherent in the method of analysis in evaluating our market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. Our analyses only incorporate the risk exposures that existed at March 31, 2021.

Other Information

Lumen's and our website is www.lumen.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this quarterly report. You may obtain free electronic copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed by us or our ultimate controlling stockholder Lumens Technologies, Inc., and all amendments to those reports, in the "Investor Relations" section of our website (ir.lumen.com) under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after they are electronically filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of March 31, 2021, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 7—Commitments, Contingencies and Other Items included in Item 1 of Part I of this report is incorporated herein by reference. The ultimate outcome of the matters described in Note 7 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks—Our pending legal proceedings could have a material adverse impact on us” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended March 31, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2021.

QWEST CORPORATION
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)