Form 10-Q
period 2021-06-30
QWEST CORP
filed 2021-08-05
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On August 5, 2021, there was one share of common stock outstanding.

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

•changes in our operating plans, corporate strategies or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•the negative impact of increases in the costs of Lumen’s pension, healthcare for active and retired employees, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics, regulations;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,147	1,207	2,317	2,442
Operating revenue—affiliates	577	592	1,199	1,275
Total operating revenue	1,724	1,799	3,516	3,717
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	440	490	879	963
Selling, general and administrative	106	139	213	282
Operating expenses—affiliates	190	164	384	359
Depreciation and amortization	231	327	548	655
Total operating expenses	967	1,120	2,024	2,259
OPERATING INCOME	757	679	1,492	1,458
OTHER (EXPENSE) INCOME
Interest expense	(47)	(75)	(95)	(150)
Interest expense—affiliate, net	(31)	(16)	(62)	(32)
Other income (expense), net	2	(5)	(4)	(13)
Total other expense, net	(76)	(96)	(161)	(195)
INCOME BEFORE INCOME TAX EXPENSE	681	583	1,331	1,263
Income tax expense	172	153	340	330
NET INCOME	$509	430	991	933
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7	14
Accounts receivable, less allowance of $44 and $61	327	364
Other	137	122
Total current assets	471	500
Property, plant and equipment, net of accumulated depreciation of $8,719 and $8,347	8,200	8,309
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Other intangible assets, net	231	343
Other, net	146	147
Total goodwill and other assets	9,737	9,850
TOTAL ASSETS	$18,408	18,659
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$949	948
Accounts payable	232	292
Advances from affiliates	203	592
Note payable - affiliate	1,158	1,130
Accrued expenses and other liabilities
Salaries and benefits	158	178
Income and other taxes	110	95
Other	193	186
Current portion of deferred revenue	182	183
Total current liabilities	3,185	3,604
LONG-TERM DEBT	2,156	2,386
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,233	1,249
Affiliate obligations, net	628	637
Other	687	685
Total deferred credits and other liabilities	2,548	2,571
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	469	48
Total stockholder's equity	10,519	10,098
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$18,408	18,659
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$991	933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	548	655
Deferred income taxes	(16)	(19)
Provision for uncollectible accounts	12	31
Accrued interest on affiliate note	28	31
Net loss on early retirement of debt	8	19
Changes in current assets and liabilities:
Accounts receivable	25	73
Accounts payable	(23)	(69)
Accrued income and other taxes	15	38
Other current assets and liabilities, net	(52)	(197)
Changes in other noncurrent assets and liabilities, net	2	17
Changes in affiliate obligations, net	(9)	(36)
Other, net	21	8
Net cash provided by operating activities	1,550	1,484
INVESTING ACTIVITIES
Capital expenditures	(372)	(606)
Changes in advances to affiliates	—	1,360
Proceeds from sale of property, plant and equipment and other assets	9	1
Net cash (used in) provided by investing activities	(363)	755
FINANCING ACTIVITIES
Payments of long-term debt	(235)	(1,311)
Dividends paid	(570)	(925)
Changes in advances from affiliates	(389)	—
Net cash used in financing activities	(1,194)	(2,236)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7)	3
Cash, cash equivalents and restricted cash at beginning of period	15	4
Cash, cash equivalents and restricted cash at end of period	$8	7
Supplemental cash flow information:
Income taxes paid, net	$(352)	(336)
Interest paid (net of capitalized interest of $9 and $17)	$(97)	(172)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$7	5
Restricted cash - noncurrent	1	2
Total	$8	7
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	230	68	48	67
Net income	509	430	991	933
Cumulative net effect of adoption of ASU 2016-13, Measurement of Credit Losses, net $(1) tax	—	—	—	3
Dividends declared and paid to Qwest Services Corporation	(270)	(425)	(570)	(925)
Other	—	—	—	(5)
Balance at end of period	469	73	469	73
TOTAL STOCKHOLDER'S EQUITY	$10,519	10,123	10,519	10,123
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

Basis of Presentation

Our consolidated balance sheet as of December 31, 2020, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first six months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Investments

On January 1, 2021, we adopted ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01"). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of June 30, 2021, we determined there was no application or discontinuation of the equity method during the reporting periods. The adoption of ASU 2020-01 did not have an impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04" or "Reference Rate Reform"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through June 30, 2021, we do not expect ASU 2020-04 to have any material impact on the consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $5,699 and $5,611	$—	88
Other intangible assets, less accumulated amortization of $1,842 and $1,831	231	255
Total other intangible assets, net	$231	343

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

As of June 30, 2021, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.1 billion. The amortization expense for intangible assets for the three months ended June 30, 2021 and 2020 totaled $22 million and $121 million, respectively. The amortization expense for intangible assets for the six months ended June 30, 2021 and 2020 totaled $132 million and $245 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2021 through 2025 will be as follows:

(Dollars in millions)
2021 (remaining six months)	$43
2022	85
2023	60
2024	12
2025	10

(3) Revenue Recognition

Beginning in the first quarter of 2021, we categorize our products, services and revenue among the following four categories:
•Voice and Other, which include primarily local voice services, private line and other legacy services. This category also includes Universal Service Fund ("USF") and Connect America Fund Phase II ("CAF II") support payments and other operating revenue. We receive support payments from state USF programs and from the federal CAF II program. These support payments are government subsidies designed to compensate us for providing certain broadband and telecommunications services in high-cost areas or at discounts to low-income, educational, and healthcare customers. During the six months ended June 30, 2021 we recorded approximately $73 million of revenue from the CAF II program that will end as of December 31, 2021.

•Fiber Infrastructure Services, which include high speed, fiber-based and lower speed DSL-based broadband services, and optical network services;

•IP and Data Services, which consist primarily of Ethernet services; and

•Affiliate Services, which are communications services that we also provide to external customers. In addition, we provide to our affiliates application development and support services, network support and technical services.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Voice and other	$530	(83)	447	569	(87)	482
Fiber Infrastructure	501	(29)	472	509	(33)	476
IP and Data Services	116	—	116	129	—	129
Affiliate Services	577	(6)	571	592	(1)	591
Total revenue	$1,724	(118)	1,606	1,799	(121)	1,678
____________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Voice and other	$1,073	(168)	905	1,159	(176)	983
Fiber Infrastructure	1,005	(60)	945	1,022	(64)	958
IP and Data Services	239	—	239	261	—	261
Affiliate Services	1,199	(9)	1190	1,275	(2)	1,273
Total revenue	$3,516	(237)	3,279	3,717	(242)	3,475
____________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

Operating Lease Revenue

Qwest leases various data transmission capacity, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease revenue are included in operating revenue in our consolidated statements of operations.

For both the three months ended June 30, 2021 and 2020, our gross rental income was $78 million, which represents approximately 5% and 4%, respectively, of our operating revenue for the three months ended June 30, 2021 and 2020. For both the six months ended June 30, 2021 and 2020, our gross rental income was $157 million, which represents approximately 4% of our operating revenue for both periods.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Customer receivables (1)	$304	346
Contract assets	11	13
Contract liabilities	323	300
______________________________________________________________________
(1)Reflects gross customer receivables, including gross affiliate receivables, of $340 million and $396 million, net of allowance for doubtful accounts of $36 million and $50 million, at June 30, 2021 and December 31, 2020, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three and six months ended June 30, 2021, we recognized $12 million and $175 million, respectively, of revenue that was included in contract liabilities as of January 1, 2021. During the three and six months ended June 30, 2020, we recognized $13 million and $197 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020.

Performance Obligations

As of June 30, 2021, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $204 million. We expect to recognize approximately 90% of this revenue through 2023, with the balance recognized thereafter.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$69	52	84	61
Costs incurred	13	6	13	6
Amortization	(14)	(9)	(16)	(8)
End of period balance	$68	49	81	59

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$73	54	86	64
Costs incurred	24	12	27	12
Amortization	(29)	(17)	(32)	(17)
End of period balance	$68	49	81	59

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

(4) Credit Losses on Financial Instruments

In accordance with ASC 326, "Financial Instruments - Credit Losses," we aggregate financial assets with similar risk characteristics to align our expected credit losses with the credit quality or deterioration over the life of such assets. We monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change each reporting period. Financial assets that do not share risk characteristics with other financial assets are evaluated separately. Our financial assets measured at amortized cost primarily consist of accounts receivable.

We use a loss rate method to estimate our allowance for credit losses. Our determination of the current expected credit loss rate begins with our use of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to recognize accounts receivable as credit losses. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, certain classes of aged balances, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to adjust our historical loss rate. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. To determine our current allowance for credit losses, we combine the historical and expected credit loss rates and apply them to our period end accounts receivable.

In conjunction with an internal reorganization and changes to how we manage our customers, we pooled certain assets with similar credit risk characteristics based on the nature of our customers, their industry, policies used to grant credit terms and their historical and expected credit loss patterns. Additionally, we reassessed our historical loss period for the portfolio reorganization.

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the six months ended June 30, 2021:

	Business	Mass Markets	Total
	(Dollars in millions)
Beginning balance at January 1, 2021 (1)	$25	36	61
Provision for expected losses	5	7	12
Write-offs charged against the allowance	(11)	(27)	(38)
Recoveries collected	1	8	9
Ending balance at June 30, 2021	$20	24	44
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

For the six months ended June 30, 2021, we decreased our allowance for credit losses for our business and mass markets accounts receivable portfolios primarily due to higher write-off activity in the quarter with the easing of prior delays due to COVID-19 related restrictions in 2020.

(5) Long-Term Debt and Note Payable - Affiliate

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance lease and other obligations, unamortized premiums, net, unamortized debt issuance costs and (ii) note payable - affiliate:

	Interest Rates (1)	Maturities (1)	June 30, 2021	December 31, 2020
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2021 - 2057	$2,935	3,170
Term loan (2) (3)	LIBOR + 2.00%	2027	215	215
Finance lease and other obligations	Various	Various	3	6
Unamortized premiums, net			5	5
Unamortized debt issuance costs			(53)	(62)
Total long-term debt			3,105	3,334
Less current maturities			(949)	(948)
Long-term debt, excluding current maturities			$2,156	2,386
Note payable - affiliate	4.883%	2022	$1,158	1,130
_______________________________________________________________________________
(1)As of June 30, 2021.
(2)Qwest Corporation's Term Loan had interest rates of 2.110% as of June 30, 2021 and 2.150% as of December 31, 2020.
(3)See Note 1— Background for our considerations of the impact of Reference Rate Reform on our debt subject to rate reference changes from LIBOR.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2021 (excluding unamortized premiums, net and unamortized debt issuance costs and note payable-affiliate) maturing during the following years:

(Dollars in millions)
2021 (remaining six months)	$951
2022	1
2023	—
2024	—
2025	250
2026 and thereafter	1,951
Total long-term debt	$3,153

Redemption of Senior Notes

On February 16, 2021, we fully redeemed all $235 million aggregate principal amount of our outstanding 7.000% Senior Notes due 2056. The redemption of the Senior Notes resulted in a loss of $8 million for the six months ended June 30, 2021.

Note Payable - Affiliate

Qwest Corporation is currently indebted to an affiliate of our ultimate parent company, Lumen Technologies, Inc., under a revolving promissory note that provides Qwest Corporation with a funding commitment of up to $965 million in aggregate principal amount (the "Intercompany Note"). The outstanding principal balance owed by Qwest Corporation under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding principal balance during the respective interest period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries. As of June 30, 2021 and December 31, 2020, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under "Note payable - affiliate". In accordance with the terms of the Intercompany Note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is capitalized to the outstanding principal balance on such date. Due to the amount of the unpaid interest capitalized since inception of the Intercompany Note, the outstanding principal balance at June 30, 2021 is approximately $1.2 billion. Additionally, as of June 30, 2021, $28 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.

Compliance

As of June 30, 2021, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

Other

For additional information on our long-term debt and credit facilities, see Note 6—Long-Term Debt and Note Payable - Affiliate to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

(6) Fair Value Disclosure

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, advances from affiliates, accounts payable, note payable-affiliate and long-term debt, excluding finance lease and other obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, advances from affiliates, accounts payable and note payable-affiliate approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance lease and other obligations, as well as the input level used to determine the fair values indicated below:

		June 30, 2021		December 31, 2020
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$3,102	3,304	3,328	3,532

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at June 30, 2021 aggregated to approximately $19 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

The consumer class actions, the securities investor class actions, and the federal derivative actions were transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. Lumen Technologies has settled the consumer and securities investor class actions. The consumer class settlement was previously approved by the Court and is final. The shareholder class settlement was approved by the Court in July 2021. Approximately 12,000 potential class members elected to opt out of the consumer class settlement, and Lumen Technologies has settled the claims of approximately 11,000 such class members asserted by one law firm subject to certain conditions. The derivative actions remain pending.

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

During the six months ended June 30, 2021 and 2020, we declared and paid dividends to QSC of $570 million and $925 million, respectively. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

(9) Other Financial Information

Other Current Assets

The following table presents details of other currents assets in our consolidated balance sheets:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Prepaid expenses	$56	40
Contract acquisition costs	45	47
Contract fulfillment costs	30	28
Other	6	7
Total other current assets	$137	122

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities in our consolidated balance sheets:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Unrecognized tax benefits	$455	448
Deferred revenue	110	108
Noncurrent operating lease liability	67	76
Other	55	53
Total other noncurrent liabilities	$687	685

(10) Labor Union Contracts

As of June 30, 2021, approximately 44% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). There are no collective bargaining agreements that are scheduled to expire over the 12 month period ending June 30, 2022. We believe relations with our employees continue to be generally good.

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

Our ultimate parent company, Lumen Technologies, Inc., has cash management arrangements with a majority of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by Lumen's service company affiliate. From time to time we may declare and pay dividends to QSC, our direct parent, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. We report the balance of these transfers on our consolidated balance sheet as advances to affiliates.

At June 30, 2021, we served approximately 2.8 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

Impact of COVID-19 Pandemic

As previously outlined in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, in response to the safety and economic challenges arising out of the COVID-19 pandemic and in a continued attempt to mitigate the negative impact on our stakeholders, we have taken over the past several months a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities.

As discussed in further detail in our prior reports, the pandemic resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in allowances for credit losses through the end of 2020, (iii) increases in overtime expenses, (iv) delays in our cost transformation initiatives and (v) an acceleration of our real estate rationalization efforts and the incurrence of related costs. These changes did not materially impact our financial performance or financial position during 2020, and, barring any substantial deterioration in prevailing health or economic conditions, are not expected to materially impact us during 2021.

Products, Services and Revenue

We categorize our products, services and revenue among the following four categories:

•Voice and Other, which include primarily local voice services, private line and other legacy services. This category also includes Universal Service Fund ("USF") and CAF II support payments and other operating revenue. We receive support payments from state USF programs and from the federal CAF II program. These support payments are government subsidies designed to compensate us for providing certain broadband and telecommunications services in high-cost areas or at discounts to low-income, educational, and healthcare customers. During the six months ended June 30, 2021, we recorded approximately $73 million of revenue from the CAF II program that will end as of December 31, 2021.

•Fiber Infrastructure Services, which include high speed, fiber-based and lower speed DSL-based broadband services, and optical network services;

•IP and Data Services, which consist primarily of Ethernet services; and

•Affiliate Services, which are communications services that we also provide to external customers. In addition, we provide to our affiliates application development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Operating revenue	$1,724	1,799	3,516	3,717
Operating expenses	967	1,120	2,024	2,259
Operating income	757	679	1,492	1,458
Total other expense, net	(76)	(96)	(161)	(195)
Income before income taxes	681	583	1,331	1,263
Income tax expense	172	153	340	330
Net income	$509	430	991	933

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen's business included in Lumen's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under our four revenue categories:

	Three Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Voice and other	$530	569	(7)%
Fiber Infrastructure	501	509	(2)%
IP and Data Services	116	129	(10)%
Affiliate Services	577	592	(3)%
Total operating revenue	$1,724	1,799	(4)%

	Six Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Voice and other	$1,073	1,159	(7)%
Fiber Infrastructure	1,005	1,022	(2)%
IP and Data Services	239	261	(8)%
Affiliate Services	1,199	1,275	(6)%
Total operating revenue	$3,516	3,717	(5)%

Total operating revenue decreased by $75 million and $201 million, respectively, for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. The decreases for both periods were driven primarily by decreases in our voice, private line, traditional broadband and ethernet services, slightly offset by growth in fiber broadband services. Affiliate services revenue also decreased due to the transfer of employees, and the revenue related to the affiliate services those employees had provided, from us to an affiliate.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$440	490	(10)%
Selling, general and administrative	106	139	(24)%
Operating expenses - affiliates	190	164	16%
Depreciation and amortization	231	327	(29)%
Total operating expenses	$967	1,120	(14)%

	Six Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$879	963	(9)%
Selling, general and administrative	213	282	(24)%
Operating expenses - affiliates	384	359	7%
Depreciation and amortization	548	655	(16)%
Total operating expenses	$2,024	2,259	(10)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased $50 million and $84 million, respectively, for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020. The decrease in our cost of services and products (exclusive of depreciation and amortization) for both periods was primarily due to lower allocations of corporate expenses from Lumen, reductions in salaries and wages and employee-related expenses resulting from lower headcount and lower customer premise equipment costs due to lower sales.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $33 million and $69 million, respectively, for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020. The decrease in both periods was primarily due to a reduction of professional fees, lower bad debt expense, reduced external commissions, lower insurance costs and lower property taxes.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $26 million and $25 million, respectively, for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020. The increase in both periods was primarily due to an increase in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Depreciation	$209	206	1%
Amortization	22	121	(82)%
Total depreciation and amortization	$231	327	(29)%

	Six Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Depreciation	$416	410	1%
Amortization	132	245	(46)%
Total depreciation and amortization	$548	655	(16)%

Depreciation expense increased by $3 million and $6 million, respectively, for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. The increase for the three and six months ended June 30, 2021 was primarily due to a $12 million and $25 million increase, respectively, resulting from an increase in depreciable assets. The increase for each period was partially offset by a decrease of $9 million and $18 million, respectively, resulting from annual rate depreciable life changes.

Amortization expense decreased by $99 million and $113 million, respectively, for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. The decrease for both periods was primarily due to an $88 million decrease as a result of certain customer relationship intangible assets becoming fully amortized at the end of the first quarter of 2021. An additional decrease of $8 million and $20 million for the three and six months periods, respectively, is due to the effect of using an accelerated amortization method resulting in an incremental decline in expense as the intangible assets amortize.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Interest expense	$(47)	(75)	(37)%
Interest expense - affiliate, net	(31)	(16)	94%
Other income (expense), net	2	(5)	nm
Total other expense, net	$(76)	(96)	(21)%
Income tax expense	$172	153	12%

	Six Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Interest expense	$(95)	(150)	(37)%
Interest expense - affiliates, net	(62)	(32)	94%
Other expense, net	(4)	(13)	(69)%
Total other expense, net	$(161)	(195)	(17)%
Income tax expense	$340	330	3%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $28 million and $55 million, respectively, for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. The decrease in interest expense was primarily due to (i) a decrease in average long-term debt from $4.8 billion to $3.1 billion and the decrease in our average interest rate from 6.57% to 6.42% for the three months ended June 30, 2020 compared to the three months ended June 30, 2021, and (ii) a decrease in average long-term debt from $5.3 billion to $3.2 billion and the decrease in our average interest rate from 6.61% to 6.44% for the six months ended June 30, 2020 compared to the six months ended June 30, 2021.

Interest Expense - Affiliates, Net

Affiliated interest expense, net increased by $15 million and $30 million, respectively, for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. The increase in interest expense - affiliates, net for both periods was due primarily to the increase in outstanding advances from our affiliates, which incur interest at the same rate as the note payable to our affiliate. See Note 5—Long-Term Debt and Note Payable - Affiliate.

Other Income (Expense), Net

The following tables summarize our total other (expense) income, net:

	Three Months Ended June 30,
	2021	2020	% Change
	(Dollars in millions)
Loss on extinguishment of debt	$—	(7)	(100)%
Other income, net	2	2	—%
Total other income (expense), net	$2	(5)	nm

	Six Months Ended June 30,
	2021	2020	% Change
	(Dollars in millions)
Loss on extinguishment of debt	$(8)	(19)	(58)%
Interest income	—	1	(100)%
Other income, net	4	5	(20)%
Total other expense, net	$(4)	(13)	(69)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Income Tax Expense

For the three and six months ended June 30, 2021 our effective tax rates were 25.3% and 25.5%, respectively. For the three and six months ended June 30, 2020 our effective tax rates were 26.2% and 26.1%, respectively.

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

Debt and Other Financing Arrangements

On February 16, 2021, we fully redeemed all $235 million aggregate principal amount of our outstanding 7.000% Senior Notes due 2056. As of June 30, 2021, we had a face amount of approximately $3.2 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net, unamortized debt issuance costs, and note payable-affiliate). Approximately $950 million of our outstanding debt is due in the next 12 months (excluding finance lease obligations).

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

Term Loan

In October 2020, we borrowed $215 million under a variable rate term loan with CoBank ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on October 23, 2027. Interest is paid at least quarterly based upon either the LIBOR or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on Qwest Corporation's then current senior unsecured long-term debt rating. At both June 30, 2021 and December 31, 2020, the outstanding principal balance on this term loan was $215 million.

Note Payable - Affiliate

The Intercompany Note (as defined in Note 5—Long-Term Debt and Note Payable - Affiliate) was entered into between Qwest Corporation and an affiliate of our ultimate parent company, Lumen Technologies, Inc., in the amount of $965 million. The outstanding principal balance owed by us under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries. As of June 30, 2021, the weighted average interest rate was 4.883%. As of June 30, 2021 and December 31, 2020, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of June 30, 2021, $28 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets.

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

Benefits paid by Lumen's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, Lumen Technologies does not expect any contributions to be required for their qualified pension plan during 2021. The amount of required contributions to Lumen's qualified pension plan in 2021 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Lumen Technologies occasionally makes voluntary contributions in addition to required contributions. Lumen last made a voluntary contribution to the trust for our qualified pension plan during 2018. Lumen could make a voluntary contribution to the trust for our qualified pension plan in 2021.

Substantially all of Lumen's post-retirement health care and life insurance benefits plans are unfunded and are paid by Lumen Technologies with available cash.

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the six months ended June 30, 2021, made net settlement payments of $13 million. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For 2021, we expect to make aggregate settlement payments of $45 million to QCII under the plan.

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

In early 2020, the FCC created the Rural Digital Opportunity Fund ( the " RDOF"), which is a new federal support program designed to replace the CAF II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. Lumen Technologies won bids for RDOF Phase I support payments of $26 million annually. Support payments under the RDOF Phase I program are expected to begin January 1, 2022, if we receive regulatory approvals as anticipated.

For additional information on these programs, see (i) "Business—Regulations—Universal Service" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 and (ii) "Risk Factors—Legal and Regulatory Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

As part of its proposed infrastructure plan, the Biden Administration has proposed investing substantial sums to expand internet access in the United States. The Administration seeks several other changes that could impact us, including proposals designed to increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. Proposed legislation, if enacted, could impact us including potential regulations on the scope of our services. Currently we believe it is premature to speculate on the potential impact of these proposals on us.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		$ Change
	2021	2020
	(Dollars in millions)
Net cash provided by operating activities	$1,550	$1,484	66
Net cash (used in) provided by investing activities	$(363)	$755	(1,118)
Net cash used in financing activities	$(1,194)	$(2,236)	(1,042)

Operating Activities

Net cash provided by operating activities increased by $66 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to an increase in the contribution from changes in working capital, partially offset by a decrease in net income adjusted for non-cash items. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

Investing Activities

Net cash (used in) provided by investing activities changed by $1.1 billion for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to funds received from affiliates in the first half of 2020 that were used to repay our senior notes, which in turn reduced our advances to affiliates balance.

Financing Activities

Net cash used in financing activities decreased by $1.0 billion for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to primarily due to lower repayments of long-term debt and lower dividends paid to QSC, partially offset by an increase in net repayments of advances from affiliates.

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

Market Risk

As of June 30, 2021, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2021, we had no such instruments outstanding nor held or issued derivative financial instruments for trading or speculative purposes.

We do not believe that there were any material changes to market risks arising from changes in interest rates for the six months ended June 30, 2021, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2020. Additionally, our credit agreements contain language about a possible change from LIBOR to an alternative index.

Certain shortcomings are inherent in the method of analysis in evaluating our market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. Our analyses only incorporate the risk exposures that existed at June 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of June 30, 2021, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended June 30, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2021.

QWEST CORPORATION
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President - Controller (Principal Accounting Officer)