Form 10-Q
period 2021-09-30
QWEST CORP
filed 2021-11-04
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On November 4, 2021, there was one share of common stock outstanding.

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

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of legislative, regulatory or judicial proceedings relating to content liability standards, intercarrier compensation, universal service, service regulation, broadband deployment, data protection, privacy and net neutrality;

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

•continuing uncertainties regarding the impact that COVID-19 disruptions and vaccination policies could have on our business, operations, cash flows and corporate initiatives;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,135	1,200	3,452	3,642
Operating revenue—affiliates	595	601	1,794	1,876
Total operating revenue	1,730	1,801	5,246	5,518
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	426	528	1,305	1,491
Selling, general and administrative	36	128	249	410
Operating expenses—affiliates	177	198	561	557
Depreciation and amortization	232	330	780	985
Total operating expenses	871	1,184	2,895	3,443
OPERATING INCOME	859	617	2,351	2,075
OTHER (EXPENSE) INCOME
Interest expense	(47)	(69)	(142)	(219)
Interest expense—affiliate, net	(25)	(18)	(87)	(50)
Other expense, net	(3)	(18)	(7)	(31)
Total other expense, net	(75)	(105)	(236)	(300)
INCOME BEFORE INCOME TAX EXPENSE	784	512	2,115	1,775
Income tax expense	202	133	542	463
NET INCOME	$582	379	1,573	1,312
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2	14
Accounts receivable, less allowance of $39 and $61	339	364
Advances to affiliates	368	—
Other	180	122
Total current assets	889	500
Property, plant and equipment, net of accumulated depreciation of $8,913 and $8,347	8,168	8,309
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Other intangible assets, net	215	343
Other, net	161	147
Total goodwill and other assets	9,736	9,850
TOTAL ASSETS	$18,793	18,659
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$950	948
Accounts payable	239	292
Advances from affiliates	—	592
Note payable - affiliate	1,187	1,130
Accrued expenses and other liabilities
Salaries and benefits	144	178
Income and other taxes	112	95
Other	192	186
Current portion of deferred revenue	179	183
Total current liabilities	3,003	3,604
LONG-TERM DEBT	2,156	2,386
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,225	1,249
Affiliate obligations, net	614	637
Other	694	685
Total deferred credits and other liabilities	2,533	2,571
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	1,051	48
Total stockholder's equity	11,101	10,098
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$18,793	18,659
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,573	1,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	780	985
Deferred income taxes	(24)	(30)
Provision for uncollectible accounts	18	45
Accrued interest on affiliate note	57	61
Net loss on early retirement of debt	8	36
Changes in current assets and liabilities:
Accounts receivable	7	70
Accounts payable	(19)	(34)
Accrued income and other taxes	17	12
Other current assets and liabilities, net	(113)	(193)
Changes in other noncurrent assets and liabilities, net	10	45
Changes in affiliate obligations, net	(23)	(54)
Other, net	8	(4)
Net cash provided by operating activities	2,299	2,251
INVESTING ACTIVITIES
Capital expenditures	(557)	(885)
Changes in advances to affiliates	(368)	1,842
Proceeds from sale of property, plant and equipment and other assets	31	2
Net cash (used in) provided by investing activities	(894)	959
FINANCING ACTIVITIES
Payments of long-term debt	(235)	(1,860)
Dividends paid	(570)	(1,350)
Changes in advances from affiliates	(592)	4
Net cash used in financing activities	(1,397)	(3,206)
Net increase in cash, cash equivalents and restricted cash	8	4
Cash, cash equivalents and restricted cash at beginning of period	15	4
Cash, cash equivalents and restricted cash at end of period	$23	8
Supplemental cash flow information:
Income taxes paid, net	$(557)	(473)
Interest paid (net of capitalized interest of $14 and $24)	$(129)	(232)
Supplemental noncash information of investing activities:
Sale of property, plant and equipment in exchange for receivable	$56	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2	6
Restricted cash - noncurrent	21	2
Total	$23	8
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	469	73	48	67
Net income	582	379	1,573	1,312
Cumulative net effect of adoption of ASU 2016-13, Measurement of Credit Losses, net $(1) tax	—	—	—	3
Dividends declared and paid to Qwest Services Corporation	—	(425)	(570)	(1,350)
Other	—	—	—	(5)
Balance at end of period	1,051	27	1,051	27
TOTAL STOCKHOLDER'S EQUITY	$11,101	10,077	11,101	10,077
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

Investments

On January 1, 2021, we adopted ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01"). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of September 30, 2021, we determined there was no application or discontinuation of the equity method during the reporting periods. The adoption of ASU 2020-01 did not have an impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04" or "Reference Rate Reform"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through September 30, 2021, we do not expect ASU 2020-04 to have any material impact on the consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $5,699 and $5,611	$—	88
Other intangible assets, less accumulated amortization of $1,859 and $1,831	215	255
Total other intangible assets, net	$215	343

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

As of September 30, 2021, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.1 billion. The amortization expense for intangible assets for the three months ended September 30, 2021 and 2020 totaled $22 million and $120 million, respectively. The amortization expense for intangible assets for the nine months ended September 30, 2021 and 2020 totaled $154 million and $365 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2021 through 2025 will be as follows:

(Dollars in millions)
2021 (remaining three months)	$21
2022	86
2023	62
2024	13
2025	11

(3) Revenue Recognition

Beginning in the first quarter of 2021, we categorize our products, services and revenue among the following categories:
•Voice and Other, which include primarily local voice services, private line and other legacy services. This category also includes Universal Service Fund ("USF") and Connect America Fund Phase II ("CAF II") support payments and other operating revenue. We receive support payments from state USF programs and from the federal CAF II program. These support payments are government subsidies designed to compensate us for providing certain broadband and telecommunications services in high-cost areas or at discounts to low-income, educational, and healthcare customers. During the nine months ended September 30, 2021 we recorded approximately $109 million of revenue from the CAF II program that will end as of December 31, 2021.

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Voice and Other	$522	(83)	439	567	(87)	480
Fiber Infrastructure	495	(30)	465	505	(30)	475
IP and Data Services	118	—	118	128	—	128
Affiliate Services	595	(9)	586	601	(1)	600
Total revenue	$1,730	(122)	1,608	1,801	(118)	1,683
____________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Voice and Other	$1,595	(251)	1,344	1,726	(263)	1,463
Fiber Infrastructure	1,500	(90)	1,410	1,527	(94)	1,433
IP and Data Services	357	—	357	389	—	389
Affiliate Services	1,794	(18)	1,776	1,876	(3)	1,873
Total revenue	$5,246	(359)	4,887	5,518	(360)	5,158
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

For the three months ended September 30, 2021 and 2020, our gross rental income was $82 million and $77 million, which represents approximately 5% and 4%, respectively, of our operating revenue for the three months ended September 30, 2021 and 2020. For both the nine months ended September 30, 2021 and 2020, our gross rental income was $239 million and $234 million, which represents approximately 5% and 4%, respectively, of our operating revenue for the nine months ended September 30, 2021 and 2020.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Customer receivables (1)	$333	346
Contract assets	11	13
Contract liabilities	321	300
______________________________________________________________________
(1)Reflects gross customer receivables, including gross affiliate receivables, of $365 million and $396 million, net of allowance for doubtful accounts of $32 million and $50 million, at September 30, 2021 and December 31, 2020, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three and nine months ended September 30, 2021, we recognized $12 million and $187 million, respectively, of revenue that was included in contract liabilities as of January 1, 2021. During the three and nine months ended September 30, 2020, we recognized $13 million and $210 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020.

Performance Obligations

As of September 30, 2021, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $188 million. We expect to recognize approximately 91% of this revenue through 2023, with the balance recognized thereafter.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$68	49	81	59
Costs incurred	12	7	12	6
Amortization	(14)	(9)	(15)	(8)
End of period balance	$66	47	78	57

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$73	54	86	64
Costs incurred	36	19	39	18
Amortization	(43)	(26)	(47)	(25)
End of period balance	$66	47	78	57

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the nine months ended September 30, 2021:

	Business	Mass Markets	Total
	(Dollars in millions)
Beginning balance at January 1, 2021 (1)	$25	36	61
Provision for expected losses	6	12	18
Write-offs charged against the allowance	(15)	(35)	(50)
Recoveries collected	2	8	10
Ending balance at September 30, 2021	$18	21	39
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

For the nine months ended September 30, 2021, we decreased our allowance for credit losses for our business and mass markets accounts receivable portfolios primarily due to higher year to date write-off activity with the easing of prior delays due to COVID-19 related restrictions in 2020.

(5) Long-Term Debt and Note Payable - Affiliate

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance lease and other obligations, unamortized premiums, net, unamortized debt issuance costs and (ii) note payable - affiliate:

	Interest Rates (1)	Maturities (1)	September 30, 2021	December 31, 2020
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2021 - 2057	$2,935	3,170
Term loan (2) (3)	LIBOR + 2.00%	2027	215	215
Finance lease and other obligations	Various	Various	3	6
Unamortized premiums, net			6	5
Unamortized debt issuance costs			(53)	(62)
Total long-term debt			3,106	3,334
Less current maturities			(950)	(948)
Long-term debt, excluding current maturities			$2,156	2,386
Note payable - affiliate	4.809%	2022	$1,187	1,130
_______________________________________________________________________________
(1)As of September 30, 2021.
(2)Qwest Corporation's Term Loan had interest rates of 2.090% and 2.150% as of September 30, 2021 and December 31, 2020, respectively.
(3)See Note 1— Background for our considerations of the impact of Reference Rate Reform on our debt subject to rate reference changes from LIBOR.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2021 (excluding unamortized premiums, net and unamortized debt issuance costs and note payable-affiliate) maturing during the following years:

(Dollars in millions)
2021 (remaining three months)	$951
2022	1
2023	—
2024	—
2025	250
2026 and thereafter	1,951
Total long-term debt	$3,153

Redemption of Senior Notes

On February 16, 2021, we fully redeemed all $235 million aggregate principal amount of our outstanding 7.000% Senior Notes due 2056. The redemption of the Senior Notes resulted in a loss of $8 million for the nine months ended September 30, 2021.

Note Payable - Affiliate

Qwest Corporation is currently indebted to an affiliate of our ultimate parent company, Lumen Technologies, Inc., under a revolving promissory note that provides Qwest Corporation with a funding commitment of up to $965 million in aggregate principal amount (the "Intercompany Note"). The outstanding principal balance owed by Qwest Corporation under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding principal balance during the respective interest period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries. As of September 30, 2021 and December 31, 2020, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under "Note payable - affiliate". In accordance with the terms of the Intercompany Note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is capitalized to the outstanding principal balance on such date. Due to the amount of the unpaid interest capitalized since inception of the Intercompany Note, the outstanding principal balance at September 30, 2021 is approximately $1.2 billion. Additionally, as of September 30, 2021, $14 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.

Compliance

As of September 30, 2021, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

Other

For additional information on our long-term debt and credit facilities, see Note 6—Long-Term Debt and Note Payable - Affiliate to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

(6) Fair Value Disclosure

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, advances to and from affiliates, accounts payable, note payable-affiliate and long-term debt, excluding finance lease and other obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, advances to and from affiliates, accounts payable and note payable-affiliate approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance lease and other obligations, as well as the input level used to determine the fair values indicated below:

		September 30, 2021		December 31, 2020
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$3,103	3,291	3,328	3,532

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at September 30, 2021 aggregated to approximately $19 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

The consumer class actions, the securities investor class actions, and the federal derivative actions were transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. Lumen Technologies has settled the consumer and securities investor class actions, those settlements are final. The derivative actions remain pending.

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

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial during the fourth quarter of 2021 or during 2022 if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

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

During the nine months ended September 30, 2021 and 2020, we declared and paid dividends to QSC of $570 million and $1.4 billion, respectively. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

(9) Other Financial Information

Other Current Assets

The following table presents details of other currents assets in our consolidated balance sheets:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Prepaid expenses	$45	40
Contract acquisition costs	44	47
Contract fulfillment costs	30	28
Receivable for sale of land	56	—
Other	5	7
Total other current assets	$180	122

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities in our consolidated balance sheets:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Unrecognized tax benefits	$459	448
Deferred revenue	110	108
Noncurrent operating lease liability	64	76
Other	61	53
Total other noncurrent liabilities	$694	685

(10) Labor Union Contracts

As of September 30, 2021, approximately 43% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). There are no collective bargaining agreements that are scheduled to expire over the twelve month period ending September 30, 2022. We believe relations with our employees continue to be generally good.

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

At September 30, 2021, we served approximately 2.8 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

Impact of COVID-19 Pandemic

As previously outlined in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, in response to the safety and economic challenges arising out of the COVID-19 pandemic and in a continued attempt to mitigate the negative impact on our stakeholders, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities. As vaccination rates increase, we expect to continue revising our responses to the pandemic or take additional steps necessary to adjust to changed circumstances.

As discussed in further detail in our prior reports, the pandemic resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in allowances for credit losses through the end of 2020, (iii) increases in overtime expenses, (iv) delays in our cost transformation initiatives and (v) an acceleration of our real estate rationalization efforts and the incurrence of related costs. We believe we are also experiencing delayed decision-making by certain of our customers in the current environment. These changes did not materially impact our financial performance or financial position during 2020, and, barring any substantial deterioration in prevailing health or economic conditions, are not expected to materially impact us in the near term.

Effective December 8, 2021, we plan to comply with President Biden's September 2021 Executive Order requiring covered employees of federal contractors to be vaccinated against COVID-19. For additional information, see "Risk Factors" in Item 1A of Part II of this report.

Products, Services and Revenue

We categorize our products, services and revenue among the following categories:

•Voice and Other, which include primarily local voice services, private line and other legacy services. This category also includes Universal Service Fund ("USF") and CAF II support payments and other operating revenue. We receive support payments from state USF programs and from the federal CAF II program. These support payments are government subsidies designed to compensate us for providing certain broadband and telecommunications services in high-cost areas or at discounts to low-income, educational, and healthcare customers. During the nine months ended September 30, 2021, we recorded approximately $109 million of revenue from the CAF II program that will end as of December 31, 2021.

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

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Operating revenue	$1,730	1,801	5,246	5,518
Operating expenses	871	1,184	2,895	3,443
Operating income	859	617	2,351	2,075
Total other expense, net	(75)	(105)	(236)	(300)
Income before income taxes	784	512	2,115	1,775
Income tax expense	202	133	542	463
Net income	$582	379	1,573	1,312

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen's business included in Lumen's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under our revenue categories:

	Three Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Voice and Other	$522	567	(8)%
Fiber Infrastructure	495	505	(2)%
IP and Data Services	118	128	(8)%
Affiliate Services	595	601	(1)%
Total operating revenue	$1,730	1,801	(4)%

	Nine Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Voice and Other	$1,595	1,726	(8)%
Fiber Infrastructure	1,500	1,527	(2)%
IP and Data Services	357	389	(8)%
Affiliate Services	1,794	1,876	(4)%
Total operating revenue	$5,246	5,518	(5)%

Total operating revenue decreased by $71 million and $272 million, respectively, for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. The decreases for both periods were driven primarily by decreases in our voice, traditional broadband ethernet services and private line, slightly offset by growth in fiber broadband services. Affiliate services revenue also decreased due to the transfer of employees, and the revenue related to the affiliate services those employees had provided, from us to an affiliate.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$426	528	(19)%
Selling, general and administrative	36	128	(72)%
Operating expenses - affiliates	177	198	(11)%
Depreciation and amortization	232	330	(30)%
Total operating expenses	$871	1,184	(26)%

	Nine Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,305	1,491	(12)%
Selling, general and administrative	249	410	(39)%
Operating expenses - affiliates	561	557	1%
Depreciation and amortization	780	985	(21)%
Total operating expenses	$2,895	3,443	(16)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased $102 million and $186 million, respectively, for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020. The decrease in our cost of services and products (exclusive of depreciation and amortization) for both periods was primarily due to reductions in salaries and wages and employee-related expenses resulting from lower headcount and lower network expenses.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $92 million and $161 million, respectively, for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020. The decreases were primarily due to a $75 million gain on the sale of land in August 2021. Additionally, the decreased expense was driven by lower bad debt expense, lower marketing and advertising costs and lower property taxes.

Operating Expenses - Affiliates

Operating expenses - affiliates decreased by $21 million and increased by $4 million, respectively, for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020. The increase during the nine month period was primarily due to an increase in the level of services provided to us by our affiliates in the first half of 2021, offset by a decrease in the level of services provided to us by our affiliates in the third quarter 2021.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Depreciation	$210	210	—%
Amortization	22	120	(82)%
Total depreciation and amortization	$232	330	(30)%

	Nine Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Depreciation	$626	620	1%
Amortization	154	365	(58)%
Total depreciation and amortization	$780	985	(21)%

Depreciation expense remained consistent for the three months ended September 30, 2021, with an increase to expense resulting from a $9 million increase associated with net growth in depreciable assets, offset by the impact of annual rate depreciable life changes of $9 million. Depreciation expense increased $6 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase for the nine months ended September 30, 2021 was primarily due to a $32 million increase resulting from an increase associated with net growth in depreciable assets, which was partially offset by the impact of annual rate depreciable life changes of $28 million.

Amortization expense decreased by $98 million and $211 million, respectively, for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. The decrease for both periods was primarily due to a decrease of $94 million and $201 million, respectively, as a result of certain customer relationship intangible assets becoming fully amortized at the end of the first quarter of 2021 and decreases of $3 million and $8 million, respectively, associated with an annual change in the amortizable life of software.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Interest expense	$(47)	(69)	(32)%
Interest expense - affiliate, net	(25)	(18)	39%
Other expense, net	(3)	(18)	(83)%
Total other expense, net	$(75)	(105)	(29)%
Income tax expense	$202	133	52%

	Nine Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Interest expense	$(142)	(219)	(35)%
Interest expense - affiliates, net	(87)	(50)	74%
Other expense, net	(7)	(31)	(77)%
Total other expense, net	$(236)	(300)	(21)%
Income tax expense	$542	463	17%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $22 million and $77 million, respectively, for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. The decrease in interest expense was primarily due to (i) a decrease in average long-term debt from $4.4 billion to $3.1 billion and the decrease in our average interest rate from 6.54% to 6.42% for the three months ended September 30, 2020 compared to the three months ended September 30, 2021, and (ii) a decrease in average long-term debt from $5.0 billion to $3.2 billion and the decrease in our average interest rate from 6.59% to 6.44% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021.

Interest Expense - Affiliates, Net

Affiliated interest expense, net increased by $7 million and $37 million, respectively, for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. The increase in interest expense - affiliates, net for both periods was due primarily to increases in the average outstanding advances from our affiliates, which incur interest at the same rate as the note payable to our affiliate. These outstanding advances from our affiliates were settled prior to the end of the third quarter of 2021. See Note 5—Long-Term Debt and Note Payable - Affiliate.

Other Income (Expense), Net

The following tables summarize our total other (expense) income, net:

	Three Months Ended September 30,
	2021	2020	% Change
	(Dollars in millions)
Loss on extinguishment of debt	$—	(17)	nm
Other expense, net	(3)	(1)	nm
Total other expense, net	$(3)	(18)	(83)%

	Nine Months Ended September 30,
	2021	2020	% Change
	(Dollars in millions)
Loss on extinguishment of debt	$(8)	(36)	(78)%
Interest income	—	1	nm
Other income, net	1	4	(75)%
Total other expense, net	$(7)	(31)	(77)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Income Tax Expense

For the three and nine months ended September 30, 2021 our effective tax rates were 25.8% and 25.6%, respectively. For the three and nine months ended September 30, 2020 our effective tax rates were 26.0% and 26.1%, respectively.

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

Debt and Other Financing Arrangements

On February 16, 2021, we fully redeemed all $235 million aggregate principal amount of our outstanding 7.000% Senior Notes due 2056. As of September 30, 2021, we had a face amount of approximately $3.2 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net, unamortized debt issuance costs, and note payable-affiliate). Approximately $950 million of our outstanding debt is due in the next 12 months (excluding finance lease obligations).

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

As of the date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Ba2
Fitch Ratings	BB

Lumen's and Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies. For additional information regarding Lumen's and Qwest Corporation's funding arrangements, see Risk Factors—Financial Risks in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Term Loan

In October 2020, we borrowed $215 million under a variable rate term loan with CoBank ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on October 23, 2027. Interest is paid at least quarterly based upon either the LIBOR or the Base Rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for Base Rate loans depending on Qwest Corporation's then current senior unsecured long-term debt rating. At both September 30, 2021 and December 31, 2020, the outstanding principal balance on this term loan was $215 million.

Note Payable - Affiliate

The Intercompany Note (as defined in Note 5—Long-Term Debt and Note Payable - Affiliate) was entered into between Qwest Corporation and an affiliate of our ultimate parent company, Lumen Technologies, Inc., in the amount of $965 million. The outstanding principal balance owed by us under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries. As of September 30, 2021, the weighted average interest rate was 4.809%. As of September 30, 2021 and December 31, 2020, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of September 30, 2021, $14 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets.

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

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the nine months ended September 30, 2021, we made net settlement payments of $29 million. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For 2021, we expect to make aggregate settlement payments of $46 million to QCII under the plan.

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

In early 2020, the FCC created the Rural Digital Opportunity Fund ( the " RDOF"), which is a new federal support program designed to replace the CAF II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. Lumen Technologies won bids for RDOF Phase I support payments of $26 million annually. Support payments under the RDOF Phase I program are expected to begin January 1, 2022, if we receive regulatory approvals as anticipated. Assuming Lumen timely completes their pending divestiture of their incumbent local exchange ("ILEC") properties, we expect a portion of these payments will accrue to the purchaser of those properties. See "Note 2—Planned Divestiture of the Latin American and ILEC Businesses" in Item 1 of Part I of Lumen's Quarterly Report on Form 10-Q for the period ended September 30, 2021.

For additional information on these programs, see (i) "Business—Regulations—Universal Service" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 and (ii) "Risk Factors—Legal and Regulatory Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

As part of its proposed infrastructure plan, the Biden Administration has proposed investing substantial sums to expand internet access in the United States. The Administration seeks several other changes that could impact us, including proposals designed to increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. Proposed legislation or regulations, if enacted, could impact us or the scope of our services. Currently we believe it is premature to speculate on the potential impact of these proposals on us.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		$ Change
	2021	2020
	(Dollars in millions)
Net cash provided by operating activities	$2,299	2,251	48
Net cash (used in) provided by investing activities	$(894)	959	(1,853)
Net cash used in financing activities	$(1,397)	(3,206)	(1,809)

Operating Activities

Net cash provided by operating activities increased by $48 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to an increase in the contribution from changes in working capital and an increase in net income adjusted for non-cash items. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

Investing Activities

Net cash used in investing activities changed by $1.9 billion for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to funds received from affiliates during 2020 that were used to repay our senior notes, which in turn reduced our advances to affiliates balance during 2020. Additionally, an increase to our advances to affiliates balance in the third quarter 2021 resulted in a further increase to net cash used in investing activities. This activity was slightly offset by decreased capital expenditures.

Financing Activities

Net cash used in financing activities decreased by $1.8 billion for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to lower repayments of long-term debt and lower dividends paid to QSC, partially offset by an increase in net repayments of advances from affiliates.

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

Market Risk

As of September 30, 2021, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2021, we had no such instruments outstanding nor held or issued derivative financial instruments for trading or speculative purposes.

We do not believe that there were any material changes to market risks arising from changes in interest rates for the nine months ended September 30, 2021, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2020. Additionally, our credit agreements contain language about a possible change from LIBOR to an alternative index.

Certain shortcomings are inherent in the method of analysis in evaluating our market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. Our analyses only incorporate the risk exposures that existed at September 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of September 30, 2021, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the following additional risk factor.

COVID-19 vaccination requirements could potentially result in personnel shortages or disruptions.

Effective December 8, 2021, we plan to comply with President Biden’s September 2021 Executive Order requiring covered employees of federal contractors to be vaccinated against COVID-19. This mandate will require all of our domestic employees to be vaccinated against COVID-19 or face termination, unless a religious or medical exemption applies. This requirement could make it more difficult to retain or attract employees who oppose vaccination mandates and are ineligible for an exemption. In addition, certain of our contractors and vendors may also be subject to this Executive Order. It is possible that any resulting personnel shortages could have a material adverse impact on our operating results or financial condition.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended September 30, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2021.

QWEST CORPORATION
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President - Controller (Principal Accounting Officer)