Form 10-K
period 2021-12-31
QWEST CORP
filed 2022-02-24
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On February 24, 2022, one share of common stock was outstanding. None of Qwest Corporation's common stock is held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE: None.
Auditor Name: KPMG LLP                Auditor Location: Denver, Colorado              Auditor Firm ID: 185

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

•statements concerning the anticipated impact of our transactions, investments, product development, participation in government programs, Quantum Fiber buildout plans, and other initiatives, including synergies or costs associated with these initiatives;

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

•statements regarding how the health and economic challenges raised by the COVID-19 pandemic may impact our business, financial position, operating results or prospects; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference below to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward- looking statements. These factors include but are not limited to:

•the effects of competition from a wide variety of competitive providers, including decreased demand for our more mature service offerings and increased pricing pressures;

•the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

•our ability to successfully and timely attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, attaining our Quantum Fiber buildout plans, strengthening our relationships with customers and attaining projected cost savings;

•our ability to safeguard our network, and to avoid the adverse impact of possible cyber-attacks, security breaches, service outages, system failures, or similar events impacting our network or the availability and quality of our services;

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of legislative, regulatory or judicial proceedings relating to content liability standards, intercarrier compensation, universal service, service standards, broadband deployment, data protection, privacy and net neutrality;

•our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages.

•possible changes in customer demand for our products and services, including increased demand for high-speed data transmission services;

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

•our ability to successfully and timely implement our corporate strategies, including our deleveraging strategy;

•changes in our operating plans, corporate strategies or capital allocation plans, whether based upon, changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•the negative impact of increases in the costs of Lumen’s pension, healthcare, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics, regulations;

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

•our ability to continue to use or renew intellectual property used to conduct our operations;

•any adverse developments in legal or regulatory proceedings involving us or our affiliates, including Lumen Technologies;

•changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from recently-enacted federal legislation promoting broadband spending;.

•the effects of changes in accounting policies, practices or assumptions, including changes that could potentially require additional future impairment charges;

•continuing uncertainties regarding the impact that COVID-19 disruptions and vaccination policies could have on our business, operations, cash flows and corporate initiatives;

•the effects of adverse weather, terrorism, epidemics, pandemics, rioting, societal unrest, or other natural or man-made disasters or disturbances;

•the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•the effects of more general factors such as changes in interest rates, in inflation, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•other risks referenced in the "Risk Factors" section of this report or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

ITEM 1. BUSINESS

Business Overview and Purpose

We are an integrated facilities-based communications company engaged primarily in providing our customers with an array of communications products and services. Our specific products and services are detailed below under the heading "Operations - Products and Services."

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

Financial Highlights
The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Operating revenue	$6,951	7,313	8,052
Operating expenses	3,843	4,602	5,168
Operating income	$3,108	2,711	2,884
Net income	$2,107	1,707	1,827

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2021	2020
	(Dollars in millions)
Total assets	$18,370	18,659
Total long-term debt(1)	2,156	3,334
Total stockholder's equity	11,635	10,098
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

Operations
For the reasons noted in Note 1—Background and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this report, we believe we have one reportable segment.
Products and Services
While most of our customized customer interactions involve multiple integrated technologies and services, we organize our products and services according to the core technologies that drive them. At December 31, 2021, we reported our related revenue under the following categories: Voice and Other, Fiber Infrastructure, IP and Data Services and Affiliate Services, each of which is described in further detail below.

Voice and Other

•Voice Services. We offer our customers a complete portfolio of traditional Time Division Multiplexing ("TDM") voice services including Primary Rate Interface ("PRI") service, local inbound service, switched one-plus, toll free, long distance and international services;

•Private Line. We deliver private line services, a direct circuit or channel specifically dedicated for connecting two or more organizational sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions;

•Connect America Fund ("CAF"). Between 2015 and December 31, 2021, we received federal support payments from CAF II of the FCC's CAF program; and

•Other. We continue to provide certain services based on older platforms to support our customers as they transition to newer technology, such as conferencing services.

Fiber Infrastructure Services

•Fiber-based and DSL-based Broadband Services. Our broadband services deliver a cost-effective Internet connection through existing telephone lines or fiber-optic cables while customers enjoy high speed data transfer. A substantial portion of our broadband subscribers are located within the local service area of our wireline telephone operations; and
•Optical Services. We deliver high bandwidth optical wavelength networks to customers requiring an end-to-end solution with ethernet technology for a scalable amount of bandwidth connecting sites or providing high-speed access to cloud computing resources.

IP and Data Services

•Ethernet. We deliver a robust array of networking services built on ethernet technology. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and larger enterprise-class wide area networks. Our ethernet technology is also used by wireless service providers for data transmission via our fiber-optic cables connected to their towers.

Affiliate Services

•Affiliate Services. We provide our affiliates certain telecommunication services that we also provide to external customers. Please see our products and services listed above for further description of these services. In addition, we provide our affiliates application development and support services, network support and technical services.

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

Like other large communications companies, we are a constant target of cyber-attacks of various degrees, and from time to time in the ordinary course of our business we experience disruption in our services. We develop and maintain systems and programs designed to protect against cyber-attacks and network outages. The development, maintenance and operation of these systems and programs is costly and requires ongoing monitoring and updating as technologies change and efforts to bypass security measures become more sophisticated and evolve rapidly.

For additional information regarding our systems, network assets, network risks, capital expenditure requirements and reliance upon third parties, see "Risk Factors," in Item 1A of Part I of this report.

Competition

We compete in a dynamic and highly competitive market in which demand for high-speed, secure data services continues to grow. We expect continued intense competition from a wide variety of sources under these evolving market conditions. In addition to competition from large communications providers, we are facing competition from a growing number of sources, including, systems integrators, cloud service providers, software networking companies, infrastructure companies, cable companies, device providers, resellers, and smaller niche providers, among others.

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

Additionally, the Telecommunications Act of 1996 obligates incumbent local telephone carriers ("ILECs"), to permit competitors to interconnect their facilities to the ILEC’s network and to take various other steps that are designed to promote competition, including obligations to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory “unbundled” access to specific portions of the ILEC’s network and (iii) permit competitors to physically or virtually collocate their plant on the ILEC’s property. As a result of the above-described regulatory and technological developments, we also face competition from competitive local exchange carriers, or CLECs, particularly in densely populated areas. CLECs provide competing services through (i) reselling an ILEC's local services, (ii) using an ILEC's unbundled network elements (iii) operating their own facilities or (iv) a combination thereof.

Competition to provide broadband and other data services remains high. Market demand for our broadband services could be adversely affected by advanced wireless data transmission technologies and other systems delivering generally faster average broadband transmission speeds than our legacy copper-based infrastructure. Our network expansion and innovation strategy is focused largely on addressing these competitive pressures. As both residential and business customers increasingly demand high-speed connections for entertainment, communications and productivity, we expect the demands on our network will continue to increase over the next several years. To meet these demands and remain competitive, we are continuing to invest in network capacity, security, reliability, flexibility and design innovations to deliver competitive high-speed services.

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

For information on various litigation risks associated with owning and using intellectual property rights, see “Risk Factors—Business Risks” in Item 1A of Part I of this report, and Note 14—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report.

Regulation of Our Business

Our domestic operations are regulated by the Federal Communications Commission (the “FCC”), by various state regulatory commissions and occasionally by local agencies. Generally, we must obtain and maintain operating licenses from these bodies in most areas where we offer regulated services. For information on the risks associated with the regulations discussed below, see “Risk Factors—Legal and Regulatory Risks” in Item 1A of Part I of this report.

Changes in the composition and leadership of the FCC, state regulatory commissions and other agencies that regulate our business could have significant impacts on our revenue, expenses, competitive position and prospects. Changes in the composition and leadership of these agencies are often difficult to predict, which makes future planning more difficult.

The following description discusses some of the major regulations that affect our operations, but various others could have a substantial impact on us. For additional information, see "Risk Factors" in item 1A of Part I of this report.

Federal Regulation

General

The FCC regulates the interstate services we provide, including the business data service charges we bill for wholesale network transmission and intercarrier compensation, including the interstate access charges that we bill other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates several aspects of our business related to international communications services, privacy, public safety and network infrastructure, including our access to and use of local telephone numbers and our provision of emergency 911 services. We could incur substantial penalties if we fail to comply with the FCC's applicable regulations.

Many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.

Universal Service

In 2015, Lumen Technologies accepted Connect America Fund or "CAF" funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 of the 37 states in which we or Lumen are an ILEC under the CAF Phase II high-cost support program. As a result of accepting CAF Phase II support payments for 33 states, we were obligated to make substantial capital expenditures to build infrastructure by certain specified milestone deadlines. In accordance with the FCC's January 2020 order, Lumen Technologies elected to receive an additional year of CAF Phase II funding through 2021.

In early 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”) which is a new federal support program designed to replace the CAF Phase II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. Lumen Technologies won bids for RDOF Phase I support payments of $26 million annually. Lumen Technologies expects support payments under the RDOF Phase I program will begin soon after its anticipated receipt of the FCC's approval of its pending application. Assuming Lumen Technologies timely completes their pending divestiture of the ILEC business assets on the terms described in Note 2—Planned Divestiture of the Latin American and ILEC Businesses in Item 8 of Part II of Lumen's Annual Report on Form 10-K for the period ended December 31, 2021, a portion of these payments would accrue to the purchaser.

For additional information about the potential financial impact of the CAF Phase II program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Broadband Regulation

In February 2015, the FCC adopted an order classifying broadband internet access services ("BIAS") under Title II of the Communications Act of 1934 and applying new regulations. In December 2017, the FCC voted to repeal the classification of BIAS as a Title II service and to preempt states from imposing substantial regulations on broadband. Opponents of this change appealed this action in federal court. Several states have also opposed the change and have proposed, implemented or enacted laws or orders focused on state-specific Internet service regulation. In October 2019, the federal court upheld the FCC’s classification decision but vacated a part of its preemption ruling. Various courts are considering or have ruled upon the issue of the enforceability of state broadband regulation, and additional litigation and appeals are expected with respect to this issue. In addition, members of the Biden Administration and various consumer interest groups have advocated in favor of reclassifying BIAS under Title II. The ultimate impact of these pending judicial matters and calls for additional regulation are currently unknown to us, although the imposition of heightened regulation of our Internet operations could potentially hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of operating, maintaining and upgrading our network and otherwise negatively impact our current operations.

State Regulation of Domestic Operations

Historically ILECs, including ours, have been regulated as “common carriers,” and state regulatory commissions have generally exercised jurisdiction over intrastate voice telecommunications services and their associated facilities. In recent years, most states have reduced their regulation of ILECs. State regulatory commissions generally continue to (i) set the rates that telecommunications companies charge each other for exchanging traffic, (ii) administer support programs designed to subsidize the provision of services to high-cost rural areas, (iii) regulate the purchase and sale of ILECs, (iv) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (v) limit ILECs' ability to borrow and pledge their assets, (vi) regulate transactions between ILECs and their affiliates and (vii) impose various other service standards. In most states, switched and business data services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, our Voice-Over-Internet Protocol services are regulated more lightly than legacy telephone services.

Data Privacy Regulations

Various foreign, federal and state laws govern our storage, maintenance and use of customer data, including a wide range of consumer protection, data protection, privacy, intellectual property and similar laws. Data privacy regulations are complex and vary across jurisdictions. We must comply with various jurisdictional data privacy regulations, adopted by various jurisdictions in certain of our domestic markets. The application, interpretation and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. These regulations require careful handling of personal and customer data and could have a significant impact on our business. We have adopted data handling policies and practices to comply with data privacy requirements, and have resources dedicated to complying with changing data privacy regulations.

Other Regulations

Our networks and properties are subject to numerous federal, state, and local laws and regulations, including laws and regulations governing the use, storage and disposal of hazardous materials, the release of pollutants into the environment and the remediation of contamination. Our contingent liabilities under these laws are further described in Note 14—Commitments, Contingencies and Other Items. Certain federal and state agencies, including attorneys general, monitor and exercise oversight related to consumer protection issues. We are also subject to codes that regulate our trenching and construction operations or that require us to obtain permits, licenses or franchises to operate. Such regulations are enacted by municipalities, counties, state, federal, or other regional governmental bodies, and can vary widely from jurisdiction to jurisdiction as a result. Such regulations may also require us to pay substantial fees.

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

Employees

At December 31, 2021, we had approximately 12,400 employees, of which approximately 5,300 are members of either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). See "Risk Factors— Business Risks" in Item 1A of Part I of this report and Note 16—Labor Union Contracts to our consolidated financial statements in Item 8 of Part II of this report for a discussion of risks relating to our labor relations and for additional information on the timing of certain contract expirations.

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

You should also be aware that while we do, at various times, answer questions raised by securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, you should not assume that we agree with any statement or report issued by an analyst with respect to our past or projected performance. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

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

ITEM 1A. RISK FACTORS

The following discussion identifies material factors that could (i) materially and adversely affect our business, financial condition, results of operations or prospects or (ii) cause our actual results to differ materially from our anticipated results, projections or other expectations. The following information should be read in conjunction with the other portions of this annual report, including “Special Note Regarding Forward-Looking Statements”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. All references to "Notes" in this Item 1A of Part I refer to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Please note the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us. In addition, certain of the risks described below apply only to a part or segment of our business.

Business Risks

We may not be able to create the global digital experience expected by customers.

Our customers expect us to create and maintain a global digital experience, including: (i) automation and simplification of our offerings, (ii) customer self-service options and (iii) digital access to our products, services and customer support. To do so, we must complete the digital transformation of our operations that is currently underway. Effective digital transformation is a complex, dynamic process requiring efficient allocation and prioritization of resources, simplification of our product portfolio, faster product deployments, retirement of obsolete systems, migration of data and corresponding workforce and system development. We cannot assure you we will be able to effect the successful digital transformation necessary to develop or deliver a global digital experience expected by our customers. If we are unable to do so, we could lose existing customers or fail to attract new ones, either of which could prevent us from attaining our financial goals.

Challenges with integrating or modernizing our existing applications and systems could harm our performance.

To succeed, we need to integrate, upgrade and evolve our existing applications and systems, including many legacy systems from past acquisitions. We cannot assure you we will be able to integrate our legacy IT systems, modernize our infrastructure, timely retire aging systems or deploy a master data management platform. These modernization efforts will require efficient allocation of resources, development capacity, access to subject-matter experts, development of a sustainable operating model and successful collaboration between legal, privacy and security personnel. Any failure to timely accomplish these initiatives may negatively affect our (i) customer and employee experiences, (ii) ability to meet regulatory, legal or contractual obligations, (iii) network stability, (iv) ability to realize anticipated efficiencies, (v) ability to timely repair infrastructure and respond to service outages or (vi) ability to deliver value to our customers at required speed and scale.

We operate in an intensely competitive industry and existing and future competitive pressures could harm our performance.

Each of our business and mass market offerings faces increasingly intense competition, with increased pressure to be digitally integrated and quick to market, from a wide range of sources under evolving market conditions that have increased the number and variety of companies that compete with us. Some of our current and potential competitors: (i) offer products or services that are substitutes for our traditional wireline services, including wireless broadband, wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) have greater marketing, engineering, research, development, technical, provisioning, customer relations, financial or other resources, (iv) conduct operations or raise capital at a lower cost than we do, (v) are subject to less regulation than we are, (vi) have stronger brand names, (vii) have deeper or more long-standing relationships with key customers, (viii) might be perceived as having an ESG profile more attractive to customers or employees, or (ix) have larger operations than ours, any of which may enable them to compete more successfully for customers, strategic partners and acquisitions. Competitive pressures have lowered market prices for many of our products and services in recent years and continued competitive pressures will likely place further downward pressure on market pricing.

Our ability to successfully compete could be hampered if we fail to timely develop and market innovative technology solutions that address changing customer demands.

The technology and communications industry has been and continues to be impacted by significant technological changes, which are enabling an increasing variety of companies to compete with us. Many of these technological changes are (i) displacing or reducing demand for certain of our services, (ii) enabling the development of competitive products or services, (iii) enabling customers to reduce or bypass use of our networks or (iv) reducing profit margins. For example, as service providers continue to invest in 5G networks and services, their 5G services could reduce demand for our network services. Increasingly, customers are demanding more technologically advanced products that suit their evolving needs. To remain competitive, we will need to accurately predict and respond to changes in technology, to continue developing products and services attractive to our customers, to maintain and expand our network to enable it to support customer demands for greater transmission capacity and speeds, and to discontinue outdated products and services on a cost-effective basis. Our ability to do so could be restricted by various factors, including limitations of our existing network, technology, capital or personnel. If we fail at that, we could lose customers or fail to attract new ones.

We may be unable to attract, develop and retain leaders and employees with the right skillsets and technical expertise.

We may be unable to attract and retain skilled and motivated leaders and employees who possess the right skillsets and technical, managerial and development expertise to execute on our plans for transformation, innovation and strategic growth. We operate in a highly competitive and expanding industry. We operate with a limited pool of employees and there is competition for highly qualified personnel in certain growth markets. Our competitors periodically target our employees with highly sought-after skills and will likely continue to do so in the future. Further, the increased availability of remote working arrangements, largely driven by the COVID-19 pandemic, has expanded the pool of companies that can compete for our employees and employee candidates. We believe some of our competitors with greater resources and fewer cost constraints than us have from time to time been able to offer compensation, benefits or accommodations in excess of what we are able to offer. As a result, we may be unable to cost-effectively hire and retain employees with market-leading skills. There is no assurance our efforts to recruit and retain qualified personnel will be successful. If we are unable to do so, such failure could have a material adverse effect on our operations and financial condition.

The COVID-19 pandemic caused us to modify our workforce practices, including having the vast majority of our employees work from home. We intend to reopen our offices in 2022 under a “hybrid” working environment, meaning that some of our employees will have the flexibility to work remotely at least some of the time, for the foreseeable future. The hybrid working environment may impair our ability to maintain our collaborative and innovative culture, and may cause disruptions among our employees, including decreases in productivity, challenges in collaboration between on-site and off-site employees and, potentially, employee dissatisfaction and attrition. If our attempts to safely reopen our offices and operate under a hybrid working environment are not successful, our business could be adversely impacted. Additionally, any state or federal vaccine mandate that is upheld by the courts could make it more difficult to retain or attract employees who oppose vaccination mandates and are ineligible for an exemption.

The pandemic and other events over the past couple years have increased employees’ expectations regarding compensation, workplace flexibility and work-home balance. These developments have intensified certain of our above-described challenges and made it relatively more difficult for us to attract and retain top talent. We do not expect these developments to have a material adverse impact on us, but we can provide no assurances to this effect.

We could be harmed if our reputation is damaged.

We believe the Lumen and Qwest brand names and our reputation are important corporate assets that help us attract and retain customers and talented employees. However, our corporate reputation is susceptible to material damage by events such as disputes with customers or competitors, cyber-attacks or service outages, internal control deficiencies, delivery failures, compliance violations, government investigations or legal proceedings. Similar events impacting one of our competitors could result in negative publicity for our entire industry that indirectly harms our business. We may also experience reputational damage if customers, vendors, employees, advocacy groups, regulators, investors, the media, social media influencers or others criticize our services, operations or public positions.

Our brand and reputation could be impacted by our public commitments to various corporate environmental, social and governance (ESG) initiatives, including our political contributions, our advocacy positions, and our goals for sustainability, inclusion and diversity. Positions we take or do not take on ESG issues could negatively impact our ability to attract or retain customers and employees. Similarly, any failure to achieve our ESG commitments could harm our reputation and adversely affect us. See further ESG considerations described within Lumen's Form 10-K filing for the year ended December 31, 2021.
There is a risk that negative or inaccurate information about us, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair. Damage to our reputation could also reduce the value and effectiveness of the Lumen brand name and could reduce investor confidence in us, having a material adverse impact on the value of our securities.

We could be harmed by cyber-attacks.

Our vulnerability to cyber-attacks is heightened by several features of our operations, including (i) our material reliance on our networks to conduct our operations, (ii) our transmission of large amounts of data over our systems and (iii) our processing and storage of sensitive customer data.

Cyber-attacks on our systems may stem from a variety of sources, including fraud, malice or sabotage on the part of foreign nations, third parties, vendors, or employees and attempts by outside parties to gain access to sensitive data that is stored in or transmitted across our network. Cyber-attacks can take many forms, including computer hackings, computer viruses, ransomware, worms or other destructive or disruptive software, denial of service attacks, or other malicious activities. Cyber-attacks can put at risk personally identifiable customer data or protected health information, thereby implicating stringent domestic and foreign data protection laws. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on them to operate our business. Various other factors could intensify these risks, including, (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open and software-defined networks, (iii) the complexity of our network composed of legacy and acquired properties, (iv) growth in the size and sophistication of our customers and their service requirements, (v) increased use of our network due to greater demand for data services and (vi) our increased incidence of employees working from remote locations.

Like other prominent technology and communications companies, we and our customers are constant targets of cyber-attacks. Despite our efforts to prevent these events, some of these attacks have resulted in security breaches, although thus far none of these breaches has resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that the risk of breaches is likely to continue to increase due to several factors, including the increasing sophistication of cyber-attacks and the wider accessibility of cyber-attack tools. Known and newly discovered software and hardware vulnerabilities are constantly evolving, which increases the difficulty of detecting and successfully defending against them. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks.

Although Lumen Technologies maintains insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

Cyber-attacks could (i) disrupt the proper functioning of our networks and systems, which could in turn disrupt the operations of our customers, (ii) result in the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our employees, our customers or our customers’ end users, (iii) require us to notify customers, regulatory agencies or the public of data breaches, (iv) require us to provide credits for future service to our customers or to offer expensive incentives to retain customers; (v) subject us to claims by our customers or regulators for damages, fines, penalties, license or permit revocations or other remedies, (vi) damage our reputation or result in a loss of business, (vii) result in the loss of industry certifications or (viii) require significant management attention or financial resources to remedy the resulting damages or to change our systems. Any or all of the foregoing developments could have a material adverse impact on us.

We could be harmed by outages in our network or various platforms, or other failures of our services.

We are also vulnerable to outages in our network, hosting, cloud or IT platforms, as well as failures of our products or services (including basic and enhanced 911 emergency services) to perform in the manner anticipated. These outages or other failures could result in several of the same adverse effects listed above for cyber-attacks, including the loss of customers, the issuance of credits or refunds, and regulatory fines. This vulnerability may be increased by several factors, including aging network elements, human error, changes in our network, the introduction of new products or technologies, vulnerabilities in our vendors or supply chain, aberrant employees and hardware and software limitations. The process for remediating any interruptions, outages, delays or cessations of service could be more expensive, time-consuming, disruptive and resource intensive than planned. From time to time in the ordinary course of our business we experience disruptions in our service. We could experience more significant disruptions in the future. Delayed sales, lower margins, fines or lost customers resulting from such disruptions could have a negative impact on our business, reputation, results of operations, financial condition, cash flows and stock price.

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

Our ability to conduct our operations could have a material adverse impact on us if certain of our arrangements with third parties were terminated, including those further described below.

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with, the infrastructure of other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements limits our control over the delivery and quality of our services. In addition, we are exposed to the risk that other carriers may be unwilling or unable to continue or renew these arrangements in the future. Those risks are heightened when the other carrier is a competitor who may benefit from terminating the agreement or imposing price increases. Additionally, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to alternative networks owned or leased by them, thereby reducing our revenue.

Reliance on key suppliers and vendors. We depend on a limited number of suppliers and vendors to provide us, directly or through other suppliers, with equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches, routing equipment, customer premise equipment, and related components. We also rely on software and service vendors or other parties to assist us with operating, maintaining and administering our business, including billing, security, provisioning and general operations. If any of these vendors experience business interruptions, security breaches, litigation or other issues that interfere with their ability to deliver their products or services on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers.

The COVID-19 pandemic and other factors have led to a shortage of semiconductors and certain other supplies that we use in our business. Thus far, the negative impact of these shortages on our financial results has not been significant. If these shortages intensify, however, it could materially impact our financial results in a variety of ways, including by increasing our expenses, delaying our network expansion plans or interfering with our ability to deliver products and services.

Reliance on key licensors. We rely on key technologies licensed from third parties to deliver certain of our products and services. Our agreements with these licensors may expire or be terminated, and some of the licenses may not be available to us in the future on terms acceptable to us or at all. Moreover, if we incorporate licensed technology into our network, we may have limited flexibility to deploy different technologies from alternative licensors.

Reliance on key customer contracts. We have several complex high-value national and global customer contracts. These contracts are frequently impacted by a variety of factors that could reduce or eliminate the profitability of these contracts. Moreover, we would be adversely impacted if we fail to renew major contracts upon their expiration.

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

Climate change could disrupt our operations, cause us to incur substantial additional capital and operating costs or negatively affect our business.

A substantial number of our domestic facilities are located in coastal states, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, and many other of our facilities are subject to the risk of earthquakes, floods, fires, tornadoes or other similar casualty events. These events could cause substantial damages, including downed transmission lines, flooded facilities, power outages, fuel shortages, network congestion, delay or failure, damaged or destroyed property and equipment, and work interruptions. Due to substantial deductibles, coverage limits and exclusions, and limited availability, we have typically recovered only a portion of our losses through insurance.

Climate change may increase the frequency or severity of natural disasters and other extreme weather events in the future, which would increase our exposure to the above-cited risks and could disrupt our supply chain from our key suppliers and vendors. Also, concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change, which could result in significant increased costs and require additional investments in facilities and equipment, thereby negatively affecting our business and operations. In addition, any failure to achieve our goals or regulatory mandates with respect to reducing our impact on the environment could result in the adverse impacts noted above.

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

In addition, in the past, Lumen Technologies or we have disposed of assets or asset groups for a variety of reasons, and we may dispose of other assets or asset groups from time to time in the future. If we agree to proceed with any such divestitures of assets, we may experience operational difficulties segregating them from our retained assets and operations, which could result in disruptions to our operations or claims for damages, among other things. Moreover, such dispositions could reduce our cash flows available to support our payment of distributions, capital expenditures, debt maturities or other commitments.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic, could have a material adverse impact on us.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic and its detrimental impact on the worldwide economy, could have a material adverse impact on our operating results and financial condition. Variants of the COVID-19 virus pose the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes for an indefinite period of time. Future events regarding the pandemic, which are unpredictable and beyond our control, will likely continue impacting our operations and results by its effects on demand for our products and services and network usage, on our customers’ ability to continue to pay us in a timely manner, on other third parties we rely on, on our workforce, on our performance under our contracts, and on our supply chains or distribution channels for our products and services. In addition, many of our employees continue to face challenges due to pandemic-related financial, family and health burdens that may negatively impact their ability or willingness to remain employed or fully engaged. If the pandemic intensifies or economic conditions deteriorate, the pandemic’s adverse impact on us could become pronounced in the future and could have a material adverse impact on our operating results and financial condition.

Moreover, to the extent any of these risks and uncertainties adversely impact us, they may also have the effect of heightening many of the other risks described in this section “Item 1A. Risk Factors.”

We have taken certain precautions due to the uncertain and evolving situation relating to the spread of COVID-19 that could have a material adverse impact on us.

The precautionary measures described in this annual report we have taken to safeguard our employees and customers could make it more difficult to (i) timely and efficiently furnish products and services to our customers, (ii) devote sufficient resources to our ongoing network and product simplification projects, (iii) efficiently monitor and maintain our network, (iv) maintain effective internal controls, (v) mitigate information technology or cybersecurity related risks, (vi) maintain a consistent culture and (vii) otherwise operate and administer our affairs. As such, these measures ultimately could have a material adverse impact on our operating results and financial condition.

Adverse developments impacting our non-consolidated affiliates could indirectly impact us.

Our consolidated operations constitute only a portion of the consolidated operations of our corporate parent, Lumen. We engage in various intercompany transactions with affiliates of Lumen that are not members of our consolidated group of companies. Events or developments that adversely impact these non-consolidated affiliates will not directly impact our consolidated financial position or performance as reported under GAAP, but could nonetheless indirectly adversely impact us to the extent such developments interfere with the ability of such non-consolidated affiliates to provide services or pay amounts to which we or our subsidiaries are entitled. For these reasons, you are urged to review the risk factor disclosures contained in Item 1A of Lumen’s Annual Report on Form 10-K for the year ended December 31, 2021.

We face other business risks.

We face other business risks, including among others:

•the difficulties of managing and administering an organization that offers a complex set of products to a diverse range of customers across several states; and

•the adverse effects of terrorism, rioting, vandalism or social unrest.

Legal and Regulatory Risks

We are subject to an extensive, evolving regulatory framework that could create operational or compliance costs.

As explained in greater detail elsewhere in this annual report, our domestic operations are regulated by the FCC and other federal, state and local agencies are regulated by a wide range of various foreign and international bodies. We cannot assure you we will be successful in obtaining or retaining all regulatory licenses necessary to carry out our business in our various markets. Even if we are, the prescribed service standards and conditions imposed on us under these licenses and related data storage, communication and transfer laws may increase our costs, limit our operational flexibility or result in third-party claims.

We are subject to numerous requirements and interpretations under various international, federal, state and local laws, rules and regulations, which are often quite detailed and occasionally in conflict with each other. Accordingly, we cannot ensure we will always be considered to be in compliance with all these requirements at any single point in time.

Various governmental agencies, including state attorneys general with jurisdiction over our operations, have routinely in the past investigated our business practices either in response to customer complaints or on their own initiative, and are expected to continue to do the same in the future. Certain of these investigations have resulted in substantial fines in the past. On occasion, we have resolved such matters by entering into consent decrees, which are court orders that frequently bind us to specific conduct going forward. If breached by us, these consent decrees expose us not only to contractual remedies, but also to judicial enforcement via contempt of court proceedings, any of which could have material adverse consequences. Additionally, future investigations can potentially result in enforcement actions, litigation, fines, settlements or reputational harm, or could cause us to change our sales practices or operations.

Our participation in the FCC's CAF Phase II and RDOF programs subjects us to certain financial risks. If we are not in compliance with FCC measures by the end of the CAF Phase II and RDOF programs, we could incur substantial penalties.

We provide products or services to various federal, state and local agencies. Our failure to comply with complex governmental regulations and laws applicable to these programs, or the terms of our governmental contracts, could result in us suffering substantial negative publicity or penalties, being suspended or debarred from future governmental programs or contracts for a significant period of time and in certain instances could lead to the revocation of our FCC licenses. Moreover, certain governmental agencies frequently reserve the right to terminate their contracts for convenience or if funding is unavailable. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, it could have a material adverse impact on our results of operations and financial condition.

Adapting and responding to changing regulatory requirements has historically materially impacted our operations. We believe evolving regulatory developments and regulatory uncertainty could continue to have a material impact on our business. In particular, our business could be materially impacted if the U.S. Congress amends or eliminates current federal law limitations on the liability of private network providers, such as us, against claims related to third party content stored or transmitted on private networks, as currently proposed by certain governmental officials, legislative leaders and consumer interest groups. We could also be materially affected if currently pending proposals to increase the regulation of internet service providers or to further strengthen data privacy laws are implemented. In addition, federal and state agencies that regulate the support program payments we receive or the fees that we charge for certain of our regulated services can, and from time to time do, reduce the amounts we receive or can charge. The variability of these laws could also hamper the ability of us and our customers to plan for the future or establish long-term strategies.

Third-party content stored or transmitted on our networks could result in liability or otherwise damage our reputation.

While we disclaim liability for third-party content in most of our service contracts, as a private network provider we potentially could be exposed to legal claims relating to third-party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. Although we believe our liability for these types of claims is limited under current law, suits against other carriers have been successful and we cannot assure you that our defenses will prevail. Such third-party content could also result in adverse publicity and damage our reputation. Moreover, as noted above, pending proposals to change the law could materially heighten our legal exposure.

Pending legal proceedings could have a material adverse impact on us.

There are several potentially material proceedings pending against us and our affiliates. Results of these legal proceedings cannot be predicted with certainty. As of any given date we could have exposure to losses under proceedings in excess of our accrued liability. For each of these reasons, any of the proceedings described in Note 14—Commitments, Contingencies and Other Items, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the trading price of our securities and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on us.

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

We routinely receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. If these claims succeed, we could be required to pay significant monetary damages, to cease using the applicable technology or to make royalty payments to continue using the applicable technology. If we are required to take one or more of these actions, our revenues or profit margins may decline, our operations could be materially impaired or we may be required to stop selling or redesign one or more of our products or services, which could have a material adverse impact on our business. Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services may be prohibited, restricted, made more costly or delayed.

Failure to extend or renegotiate our collective bargaining agreements or work stoppages could have a material impact on us.

As of December 31, 2021, approximately 43% of our employees were members of various bargaining units represented by labor unions. Although we have agreements with these labor unions, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and increase our costs. Even if we succeed in reaching new or replacement agreements, they may impose significant new costs on us that impair our competitive position.

Financial Risks

Our significant debt levels expose us to a broad range of risks.

As of December 31, 2021, we had $2.2 billion of outstanding consolidated unsecured indebtedness (excluding finance lease obligations, unamortized discounts, net and unamortized debt issuance costs, and note payable-affiliate).

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

•making us more vulnerable to economic or industry downturns, including interest rate increases (especially with respect to our variable rate debt);

•placing us at a competitive disadvantage compared to less leveraged companies;

•adversely impacting other parties’ perception of Lumen, including but not limited to existing or potential customers, vendors, employees or creditors;

•making it more difficult or expensive for us to obtain any necessary future financing or refinancing, including the risk that this could force us to sell assets or take other less desirable actions to raise capital; and

•increasing the risk that we may not meet the financial or non-financial covenants contained in our debt agreements or timely make all required debt payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

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

If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, reducing or terminating our dividend payments, cutting or delaying costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to complete some of these actions on favorable terms, or at all. For these and other reasons, we cannot assure you we could implement these steps in a sufficient or timely manner, or at all.

We are part of a highly complex debt structure, which could impact the rights of our investors.

Lumen Technologies, Inc. and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Almost half of the debt of Lumen Technologies, Inc. is guaranteed by certain of its principal domestic subsidiaries, some of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of Lumen Technologies, Inc. is neither guaranteed nor secured. Nearly half of the debt of Level 3 Financing, Inc. is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing, Inc. is not secured by any of its assets, but is guaranteed by certain of its affiliates. As of the date of this report, substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International Inc., including us, and by Embarq Corporation and one of its subsidiaries. Most of the nearly 400 subsidiaries of Lumen Technologies, Inc. have neither borrowed money nor guaranteed any of the debt of Lumen Technologies, Inc. or its affiliates. As such, investors in our consolidated debt instruments should be aware that (i) determining the priority of their rights as creditors is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) a substantial portion of such debt is structurally subordinated to all liabilities of the non-guarantor subsidiaries of Lumen Technologies, Inc. to the extent of the value of those subsidiaries that are obligors.

Our and our affiliates' various debt agreements include restrictions and covenants that could (i) limit our ability to conduct operations or borrow additional funds, (ii) restrict our ability to engage in inter-company transactions, and (iii) lead to the acceleration of our repayment obligations in certain instances.

Under our and our affiliates’ consolidated debt and financing arrangements the issuer of the debt is subject to various covenants and restrictions, the most restrictive of which pertain to the debt of Lumen Technologies, Inc. and Level 3 Financing, Inc.

Lumen Technologies, Inc.’s senior secured credit facilities and secured notes contain several significant limitations restricting its ability to, among other things, borrow additional money or issue guarantees; pay dividends or other distributions to shareholders; make loans; create liens on assets; sell assets; transact with its affiliates and engage in mergers or consolidations. These restrictive covenants could have a material adverse impact on our ability to operate or reconfigure our business, to pursue acquisitions, divestitures or strategic transactions, or to otherwise pursue our plans and strategies.

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

Lumen Technologies, Inc.’s senior secured credit facilities, as well as the term loan debt, contain financial maintenance covenants.

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

Our business is capital intensive. We expect to continue to require significant capital to pursue our Quantum Fiber buildout plans and to otherwise maintain, upgrade and expand our network infrastructure, based on several factors, including (i) changes in customers’ service requirements; (ii) our continuing need to expand and improve our network to remain competitive and meet customer demand; and (iii) our regulatory commitments. We will also continue to need substantial amounts of cash to meet our fixed commitments and other business objectives, including without limitation funding our operating costs, maintenance expenses, debt repayments, tax obligations, periodic pension contributions and other benefits payments. We cannot assure you our future cash flows from operating activities will be sufficient to fund all of our cash requirements in the manner currently contemplated.

Increases in costs for pension and healthcare benefits for our active and retired employees may have a material impact on us.

As of December 31, 2021, we had a substantial number of active employees participating in a qualified pension plan sponsored by Lumen Technologies that has assumed the obligations under Qwest Communications International Inc.’s predecessor pension plan. As of such date, Lumen’s pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. The amounts contributed by us through Lumen Technologies are not segregated or restricted and may be used to provide benefits to employees of Lumen’s other subsidiaries. Lumen’s costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, including investment returns on funds held by our applicable plan trusts; changes in prevailing interest rates and discount rates or other factors used to calculate the funding status of our plans; increases in healthcare costs generally or claims submitted under our healthcare plans specifically; the longevity and payment elections of our plan participants; changes in plan benefits; and the impact of the continuing implementation, modification or potential repeal of current federal healthcare and pension funding laws and regulations promulgated thereunder. If interest rates remain at historically low levels for sustained periods, our plan funding costs could substantially increase. Increased costs under these plans could reduce Lumen’s profitability and increase its funding commitments to its pension plans, which in turn could affect our liquidity.

See Note 9—Employee Benefits for additional information regarding the funded status of Lumen's pension plans and Lumen's other post-retirement benefit plans.

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect us.

We maintain (i) disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and (ii) internal control over financial reporting designed to provide reasonable assurance regarding the reliability and compliance with U.S. generally accepted accounting principles (“GAAP”) of our financial statements. We cannot assure you these measures will be effective. Our management previously identified a material weaknesses related to our accounting for revenue transactions. Although we successfully remediated this material weakness during 2019, the deficiency was costly to remediate and caused us to request an extension in order to timely file our annual report on Form 10-K for the year ended December 31, 2018.

If we are required to record intangible asset impairments, we will be required to record a significant charge to earnings and reduce our stockholders' equity.

As of December 31, 2021, approximately 52% of our total consolidated assets reflected on the consolidated balance sheet included in this annual report consisted of goodwill, customer relationships and other intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation or financial condition.

We regularly transfer our cash for centralized management by Lumen Technologies, which exposes us to certain risks.

We are controlled by Lumen Technologies, our ultimate parent company. Under our cash management arrangement with Lumen, we regularly transfer our cash to Lumen, which we recognize on our consolidated balance sheets as advances to affiliates. Although Lumen periodically repays these advances to fund our cash requirements throughout the year, at any given point in time Lumen may owe us a substantial sum under this arrangement. Accordingly, developments that adversely impact Lumen could adversely impact our ability to collect these advances.

In addition, we intend to continue to distribute to our direct stockholder a substantial portion of our consolidated cash flow, thereby reducing our capital resources for debt repayments or other purposes. These and other risks of investing in our debt securities are more fully described in our disclosure documents distributed at the time of issuance.

We face other financial risks.

We face other financial risks, including among other the risk that:
•downgrades in our credit ratings or unfavorable financial analyst reports regarding us, our affiliates, or our industry could adversely impact the liquidity or market prices of our outstanding debt securities; and

•current inflation could negatively impact (i) our margins if the higher cost of our labor and supplies cannot be offset by us raising our prices or reducing our other expenses or (ii) our revenues if an inflationary environment causes our customers to defer or decrease their expenditures on our products or services.

General Risk Factors

Unfavorable general economic, societal or environmental conditions could negatively impact us.

Unfavorable general economic, societal or environmental conditions, including unstable economic and credit markets, or depressed economic activity caused by trade wars, epidemics, pandemics, wars, societal unrest, rioting, civic disturbances, natural disasters, terrorist attacks, environmental disasters, political instability or other factors, could negatively affect our business or operations. While it is difficult to predict the ultimate impact of these general economic, societal or environmental conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower-priced products and services or to delay or forego purchases of our products and services for a variety of reasons. Any one or more of these circumstances could continue to depress our revenue. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us.

Shareholder or debtholder activism efforts could cause a material disruption to our business.

While we always welcome constructive input from our shareholders and regularly engage in dialogue with our shareholders to that end, activist shareholders at the Lumen level may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over Lumen and its affiliates, including us. Responding to these actions can be costly and time-consuming and may disrupt Lumen’s and our operations and divert the attention of our board and management. These adverse impacts could be intensified if activist shareholders advocate actions that are not supported by other shareholders, Lumen’s board or management. The recent increase in the activism of debt holders could increase the risk of claims being made under Lumen’s and our debt agreements.

We face other general risks.

As a large national business with complex operations, we face various other general risks, including among others, the risk that one or more of our ongoing tax audits or examinations could result in tax liabilities that differ materially from those we have recognized in our consolidated financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2021	2020
Land	2%	2%
Fiber, conduit and other outside plant(1)	43%	50%
Central office and other network electronics(2)	34%	30%
Support assets(3)	18%	16%
Construction in progress(4)	3%	2%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________
(1)Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures. Fiber, conduit and other outside plant decreased as of December 31, 2021 compared to December 31, 2020 due to the retirement of a portion of our copper-based infrastructure being replaced with our Quantum Fiber infrastructure.
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

We own a substantial portion of our telecommunications equipment required for our business. However, we lease from third parties certain facilities, plant and equipment and software under various finance and operating lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. We also own and lease administrative offices in major metropolitan locations primarily within our local service area. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or expiration or in connection with legal challenges to our rights under such agreements.

Our net property, plant and equipment was approximately $8.2 billion and $8.3 billion at December 31, 2021 and 2020, respectively. For additional information, see Note 8—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this report.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings in which we are involved, see Note 14—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Unless the context requires otherwise, (i) references in this report to "QC" refer to Qwest Corporation, (ii) references to "Qwest," "we," "us," "the Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, (iii) references to "QSC" refer to our direct parent company, Qwest Services Corporation and its consolidated subsidiaries, (iv) references to "QCII" refer to QSC's direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries and (v) references to "Lumen Technologies", or "Lumen Technologies, Inc." or "Lumen" refer to QCII's direct parent company and our ultimate parent company, Lumen Technologies, Inc., and its consolidated subsidiaries including Level 3 Parent, LLC, referred to as "Level 3".

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 6. [Reserved]

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

Overview

We are an integrated facilities-based communications company engaged primarily in providing an array of communications products and services to our business and mass markets customers. Our specific products and services are detailed in Note 3—Revenue Recognition and below under the heading "Operations - Products and Services" in Item 1 of Part I of this report.

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

At December 31, 2021, we served approximately 2.7 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

For the reasons noted in Note 1—Background and Summary of Significant Accounting Policies we have determined that we have one reportable segment.

Products, Services and Revenue

We categorize our products, services and revenue among the following four categories:

•Voice and Other, which include primarily local voice services, private line and other legacy services. This category also includes CAF II support payments and other operating revenue. These support payments are government subsidies designed to compensate us for providing certain broadband and telecommunications services in high-cost areas or at discounts to low-income, educational, and healthcare customers. During the twelve months ended December 31, 2021, we recorded approximately $145 million of revenue from the CAF II program that ended December 31, 2021.

•Fiber Infrastructure Services, which include high speed fiber-based and lower speed DSL-based broadband services, and optical network services;

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

•The increasingly digital environment and the growth in online video and gaming require robust, scalable network services. We are continuing to enhance our product capabilities and simplify our product portfolio based on demand and profitability to enable customers to have access to greater bandwidth.

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

•Declines in our traditional wireline services and other more mature offerings have necessitated right-sizing our cost structures to remain competitive.

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees, to enable us to continue to provide our products and services worldwide to our customers, and to strengthen our communities. To date, these steps have included:

•Lumen Technologies taking the FCC’s “Keep Americans Connected Pledge,” under which we waived certain late fees and suspended the application of data caps and service terminations for non-payment by certain mass markets customers through the end of the second quarter of 2020;

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

Social distancing, business and school closures, travel restrictions and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. In particular, beginning in the second half of 2020 and continuing into early 2022, we have rationalized our leased footprint and ceased the use of 6 leased property locations that were underutilized due to the COVID-19 pandemic. We determined that we no longer needed the leased space and due to the limited remaining term on the contracts concluded that we had neither the intent nor ability to sublease the properties. As a result, we incurred accelerated lease costs of approximately $1 million and $31 million for the years ended December 31, 2021 and 2020, respectively. In conjunction with our plans to improve long-term profitability, we expect to continue our real estate rationalization efforts and incur additional costs during 2022. Additionally, as discussed further elsewhere herein, we are tracking pandemic impacts such as (i) increases in certain of our revenue streams and decreases in others (including late fee revenue), (ii) increases in our allowances for credit losses each quarter since the start of the pandemic, (iii) increases in overtime expenses, (iv) operational challenges resulting from shortages of semiconductors and certain other supplies that we use in our business, and (v) delays in our cost transformation initiatives. We have also experienced delayed decision-making by certain of our customers. Thus far, these changes have not materially impacted our financial performance or financial position. However, we continue to monitor global disruptions and work with our vendors to mitigate supply chain risks.

We intend to reopen our offices in 2022 under a "hybrid" working environment, which will permit some of our employees the flexibility to work remotely at least some of the time for the foreseeable future.

For additional information on the impacts of the pandemic, see Item 1A of this report.

Results of Operations

The following table summarizes the results of our consolidated operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(Dollars in millions)
Operating revenue	$6,951	7,313
Operating expenses	3,843	4,602
Operating income	3,108	2,711
Other expense, net	(292)	(409)
Income before income taxes	2,816	2,302
Income tax expense	709	595
Net income	$2,107	1,707

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our four revenue categories:

	Years Ended December 31,		% Change
	2021	2020
	(Dollars in millions)
Voice and Other	$2,099	2,281	(8)%
Fiber Infrastructure	1,990	2,033	(2)%
IP and Data Services	473	512	(8)%
Affiliate Services	2,389	2,487	(4)%
Total operating revenue	$6,951	7,313	(5)%

Total operating revenue decreased by $362 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease in operating revenue was primarily driven by decreases in our voice, traditional broadband, Ethernet and private line services, slightly offset by growth in fiber broadband services. Affiliate services revenue also decreased due to a reduction in the number of employees providing services to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Years Ended December 31,		% Change
	2021	2020
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,722	1,995	(14)%
Selling, general and administrative	354	564	(37)%
Operating expenses-affiliates	758	728	4%
Depreciation and amortization	1,009	1,315	(23)%
Total operating expenses	$3,843	4,602	(16)%

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

Cost of services and products (exclusive of depreciation and amortization) decreased by $273 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease in our cost of services and products was primarily due to reductions in salaries and wages and employee-related expenses resulting from lower headcount, lower network expenses and lower real estate and accelerated lease expenses.

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

Selling, general and administrative expenses decreased by $210 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to a $75 million gain on the sale of land in the third quarter 2021. Additionally, the decrease in expense was driven by lower bad debt expense, lower marketing and advertising costs and lower property taxes.

Operating Expenses-Affiliates

Since Lumen's acquisition of us, we have incurred affiliate expenses related to our use of telecommunication services, marketing and employee related support services provided by Lumen Technologies and its subsidiaries.

Operating expenses-affiliates increased by $30 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to an increase in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Years Ended December 31,		% Change
	2021	2020
	(Dollars in millions)
Depreciation	$833	834	—%
Amortization	176	481	(63)%
Total depreciation and amortization	$1,009	1,315	(23)%

Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $1 million, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Depreciation expense decreased by $37 million from the impact of annual rate depreciable life changes, which were offset primarily due to an increase of $32 million due to net growth in depreciable assets.

Amortization expense decreased by $305 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to a decrease of $292 million as a result of certain customer relationship intangible assets becoming fully amortized at the end of the first quarter of 2021 and a $10 million decrease associated with annual rate amortizable life changes of software for the period.

Other Consolidated Results

The following table summarizes our total other expense, net and income tax expense:

	Years Ended December 31,		% Change
	2021	2020
	(Dollars in millions)
Interest expense	$(181)	(279)	(35)%
Interest expense - affiliates, net	(105)	(74)	42%
Other (expense) income, net	(6)	(56)	(89)%
Total other expense, net	$(292)	(409)	(29)%
Income tax expense	$709	595	19%

Interest Expense

Interest expense decreased by $98 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This decrease was primarily due to the decrease in average long-term debt from $4.6 billion to $2.7 billion, and the decrease in our average interest rate from 6.56% to 6.37%. See Note 6—Long-Term Debt and Note Payable - Affiliate and Liquidity and Capital Resources below for additional information about our debt.

Interest Expense - Affiliates, Net

Interest expense - affiliates, net increased by $31 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in interest expense - affiliates, net was primarily due to increases in the average outstanding advances from our affiliates, which incur interest at the same rate as the note payable to our affiliate. These outstanding advances from our affiliates were settled prior to the end of the third quarter 2021. See Note 6—Long-Term Debt and Note Payable - Affiliate.

Other (Expense) Income, Net

The following table summarizes our total other (expense) income, net:

	Years Ended December 31,
	2021	2020	% Change
	(Dollars in millions)
Loss on debt extinguishment	$(8)	(63)	(87)%
Interest income, affiliate	—	1	nm
Other	2	6	(67)%
Total other (expense) income, net	$(6)	(56)	(89)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The loss on debt extinguishment in both periods relates to the senior note redemptions discussed in Note 6—Long-Term Debt and Note Payable - Affiliate.

Income Tax Expense

Income tax expense for the year ended December 31, 2021, was $709 million, or an effective tax rate of 25.2%, compared to $595 million, or an effective tax rate of 25.8%, for the year ended December 31, 2020.

For additional information on income taxes, see Note 12—Income Taxes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) affiliate transactions and (ii) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, there can be no assurance that actual results will not differ from those estimates.

Affiliate Transactions

We recognize intercompany charges at the amounts billed to us by our affiliates and we recognize intercompany revenue for services we bill to our affiliates.

Because of the significance of the services we provide to our affiliates and our other affiliate transactions, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented. See Note 13—Affiliate Transactions for additional information.

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

The measurement of deferred taxes often involves the exercise of considerable judgment related to the realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken in filed tax returns and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. Assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations. See Note 12—Income Taxes for additional information.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

We are an indirectly wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

Our ultimate parent company, Lumen Technologies, Inc., has cash management arrangements or loan arrangements with a majority of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by Lumen's service company affiliate. From time to time we may declare and pay dividends to QSC, our direct parent, sometimes in excess of our earnings to the extent permitted by applicable law, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. Our debt covenants do not currently limit the amount of dividends we can pay to QSC. Given our cash management arrangement with our ultimate parent, Lumen Technologies, Inc., and the resulting amounts due to us from Lumen Technologies, Inc., a significant component of our liquidity is dependent upon Lumen's ability to repay its obligation to us.

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

Debt and Other Financing Arrangements

As of December 31, 2021, we owed a face amount of approximately $2.2 billion aggregate outstanding indebtedness, excluding (i) finance leases, unamortized premiums, net, and unamortized debt issuance costs, and (ii) our note payable-affiliate.

Subject to market conditions, and to the extent feasible, Qwest Corporation may issue debt securities, under Qwest Corporation, from time to time in the future primarily to refinance a portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors.

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

Note Payable - Affiliate

The Intercompany Note (defined in Note 6—Long-Term Debt and Note Payable - Affiliate) was entered into between Qwest Corporation and an affiliate of our ultimate parent company, Lumen Technologies, Inc., in the amount of $965 million. The outstanding principal balance owed by us under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries. As of December 31, 2021, the weighted average interest rate was 4.800%. As of December 31, 2021 and December 31, 2020, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of December 31, 2021 and 2020, $29 million and $28 million of accrued interest are reflected in other current liabilities on our consolidated balance sheets, respectively.

For additional information about this indebtedness, see Note 6—Long-Term Debt And Note Payable - Affiliate.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2021 include both current and long term obligations. Related to debt, as noted in Note 6—Long-Term Debt And Note Payable - Affiliate, we have long-term obligation of $2.2 billion, with no current maturities and $1.2 billion of obligations related to note payable - affiliate, as discussed above, all of which is classified as current. Under our operating leases as noted in Note 4—Leases, we have a current obligation of $36 million and a long-term obligation of $68 million. As noted in Note 14—Commitments, Contingencies and Other Items, we have a current obligation related to right-of-way agreements and purchase commitments of $59 million and a long-term obligation of $159 million. Additionally, we have a current obligation for asset retirement obligations of $4 million and a long-term obligation of $24 million.

Dividends

We periodically pay dividends to our direct parent company, which reduce our capital resources for debt repayments and other purposes. For additional information, see (i) our consolidated statements of cash flows and stockholder's equity and (ii) Note 17—Stockholder's Equity.

Pension and Post-retirement Benefit Obligations

Lumen Technologies is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2021, the accounting unfunded status of Lumen's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was approximately $1.1 billion and $2.8 billion, respectively. See Note 9—Employee Benefits and Note 9—Employee Benefits to the consolidated financial statements in Item 8 of Part II of Lumen's annual report on Form 10-K for the year ended December 31, 2021 for additional information about our and Lumen's pension and post-retirement benefit arrangements.

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

Benefits paid by Lumen's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, Lumen Technologies does not expect any contributions to be required for their qualified pension plan during 2022. The amount of required contributions to Lumen's qualified pension plan in 2023 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Lumen Technologies occasionally makes voluntary contributions in addition to required contributions and reserves the right to do so in the future. Lumen Technologies has advised that it does not expect to make a voluntary contribution to the trust of the qualified pension plan in 2022.

Substantially all of Lumen's post-retirement health care and life insurance benefits plans are unfunded and are paid by Lumen Technologies with available cash.

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the year ended December 31, 2021, we made settlement payments of $46 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2022, we expect to make aggregate settlement payments of $61 million to QCII under the plan.

For 2021, Lumen's expected annual long-term rate of return on the pension plan assets, net of administrative expenses was 5.5%. For 2022, Lumen's expected annual long-term rate of return on these assets are 5.5%. However, actual returns could be substantially different.

For additional information, see "Risk Factors—Financial Risks in Item 1A of Part I of this report.

Connect America Fund & Rural Digital Opportunity Fund

Since 2015, Lumen has been receiving approximately $500 million annually through Phase II of the CAF, a program that ended for Lumen on December 31, 2021. To receive this CAF funding, we were required to meet certain specified infrastructure buildout requirements in 13 states by the end of 2021 which required substantial capital expenditures.

In early 2020, the FCC created the RDOF which is a new federal support program designed to replace the CAF Phase II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. Lumen Technologies won bids for RDOF Phase I support payments of $26 million annually. We expect our support payments under the RDOF Phase I program will begin soon after receipt of the FCC's anticipated approval of our pending application.

Federal officials have proposed changes to the current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. In November of 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, U.S. Department of Commerce is still developing guidance regarding these grants, so it is premature to speculate on the potential impact of this legislation on us.

For additional information on these programs, see "Business—Regulation" in Item 1 of Part I of this report and see "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

Historical Cash Flow Information

The following tables summarize our consolidated cash flow activities:

	Years Ended December 31,		Change
	2021	2020
	(Dollars in millions)
Net cash provided by operating activities	$3,033	3,071	(38)
Net cash (used in) provided by investing activities	(751)	754	(1,505)
Net cash used in financing activities	(2,293)	(3,814)	(1,521)

Operating Activities

Net cash provided by operating activities decreased by $38 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to lower collections on accounts receivable. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and payroll and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash (used in) provided by investing activities changed by $1.5 billion for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to funds received from affiliates during 2020 that were used to repay a portion of our senior notes, which in turn reduced our advances to affiliates balance during 2020. Additionally, an increase to our advances to affiliates balance in 2021 resulted in a further increase to net cash used in investing activities. This activity was slightly offset by decreased capital expenditures.

Financing Activities

Net cash used in financing activities decreased by $1.5 billion for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to lower repayments of long-term debt and lower dividends paid to our parent, partially offset by an increase in net repayments of advances from affiliates.

See Note 6—Long-Term Debt and Note Payable - Affiliate for additional information on our outstanding debt securities and financing activities.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 14—Commitments, Contingencies and Other Items for additional information.

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of December 31, 2021.

Market Risk

As of December 31, 2021, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of December 31, 2021, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of December 31, 2021, we did not hold or issue derivative financial instruments for trading or speculative purposes.

At December 31, 2021, we had approximately $2.0 billion (excluding finance lease and other obligations) of long-term debt outstanding which bears interest at fixed rates and is therefore not exposed to interest rate risk. At December 31, 2021, we had $215 million floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $2 million. At December 31, 2021, we had approximately $1.2 billion in debt, which was owed to an affiliate of our ultimate parent, Lumen Technologies, Inc. The note payable-affiliate bears interest at a variable rate, which is based on a weighted average per annum interest rate of Lumen's outstanding borrowings for the interest period and therefore is exposed to potential interest rate risk.

Certain shortcomings are inherent in the method of analysis in evaluating our market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. Our analyses only incorporate the risk exposures that existed at December 31, 2021.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, cash flows, and stockholder’s equity for each of the years in the three year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Testing of revenue
As discussed in Note 3 to the consolidated financial statements, the Company recorded $7.0 billion of operating revenues for the year ended December 31, 2021. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

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
Denver, Colorado
February 24, 2022

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$4,562	4,826	5,179
Operating revenue - affiliates	2,389	2,487	2,873
Total operating revenue	6,951	7,313	8,052
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,722	1,995	2,333
Selling, general and administrative	354	564	659
Operating expenses - affiliates	758	728	812
Depreciation and amortization	1,009	1,315	1,364
Total operating expenses	3,843	4,602	5,168
OPERATING INCOME	3,108	2,711	2,884
OTHER (EXPENSE) INCOME
Interest expense	(181)	(279)	(380)
Interest expense - affiliates, net	(105)	(74)	(62)
Other (expense) income, net	(6)	(56)	26
Total other expense, net	(292)	(409)	(416)
INCOME BEFORE INCOME TAXES	2,816	2,302	2,468
Income tax expense	709	595	641
NET INCOME	$2,107	1,707	1,827

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2	14
Accounts receivable, less allowance of $38 and $61	301	364
Other	187	122
Total current assets	490	500
Property, plant and equipment, net of accumulated depreciation of $6,879 and $8,347	8,180	8,309
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Other intangible assets, net	199	343
Other, net	141	147
Total goodwill and other assets	9,700	9,850
TOTAL ASSETS	$18,370	18,659
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	948
Accounts payable	206	292
Advances from affiliates	55	592
Note payable - affiliate	1,187	1,130
Accrued expenses and other liabilities
Salaries and benefits	138	178
Income and other taxes	94	95
Other	182	186
Current portion of deferred revenue	174	183
Total current liabilities	2,036	3,604
LONG-TERM DEBT	2,156	2,386
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,276	1,249
Affiliate obligations, net	597	637
Other	670	685
Total deferred credits and other liabilities	2,543	2,571
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	1,585	48
Total stockholder's equity	11,635	10,098
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$18,370	18,659
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$2,107	1,707	1,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,009	1,315	1,364
Deferred income taxes	27	41	100
Provision for uncollectible accounts	27	66	51
Accrued interest on affiliate note	57	61	61
Net loss on early retirement of debt	8	63	—
Changes in current assets and liabilities:
Accounts receivable	36	88	(19)
Accounts payable	(41)	(58)	(50)
Accrued income and other taxes	(1)	1	(46)
Other current assets and liabilities, net	(176)	(220)	60
Other current assets and liabilities - affiliates, net	—	—	1
Changes in other noncurrent assets and liabilities, net	(13)	52	15
Changes in affiliate obligations, net	(12)	(70)	(49)
Other, net	5	25	17
Net cash provided by operating activities	3,033	3,071	3,332
INVESTING ACTIVITIES
Capital expenditures	(797)	(1,091)	(1,055)
Changes in advances to affiliates	—	1,842	(694)
Proceeds from sale of property, plant and equipment and other assets	46	3	26
Net cash (used in) provided by investing activities	(751)	754	(1,723)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	115	—
Payments of long-term debt	(1,186)	(2,796)	(12)
Dividends paid	(570)	(1,725)	(1,600)
Changes in advances from affiliates	(537)	592	—
Net cash used in financing activities	(2,293)	(3,814)	(1,612)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11)	11	(3)
Cash, cash equivalents and restricted cash at beginning of period	15	4	7
Cash, cash equivalents and restricted cash at end of period	$4	15	4

Supplemental cash flow information:
Income taxes paid, net	$(697)	(556)	(539)
Interest paid (net of capitalized interest of $19, $29 and $27)	$(188)	(310)	(378)
Supplemental noncash information of investing activities:
Sale of property, plant and equipment in exchange for receivable	$56	—	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2	14	2
Restricted cash - noncurrent	2	1	2
Total	$4	15	4
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	48	67	(182)
Net income	2,107	1,707	1,827
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit losses, net of $(1) tax	—	3	—
Cumulative net effect of adoption of ASU 2016-02, Leases	—	—	22
Dividends	(570)	(1,725)	(1,600)
Other	—	(4)	—
Balance at end of period	1,585	48	67
TOTAL STOCKHOLDER'S EQUITY	$11,635	10,098	10,117
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

Summary of Significant Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for specific items and matters are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can materially affect the reported amounts of assets, liabilities and components of stockholder's equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our other consolidated financial statements. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 12—Income Taxes and Note 14—Commitments, Contingencies and Other Items for additional information.

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

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 30 months for mass markets and 29 months for business. These deferred costs are monitored every period to reflect any significant change in assumptions.

See Note 3—Revenue Recognition for additional information.

Affiliate Transactions

We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates application development and support services. Services provided by us to our affiliates are recognized as operating revenue-affiliates in our consolidated statements of operations. We also purchase services from our affiliates including telecommunications services, marketing and employee-related support services. Services provided to us from our affiliates are recognized as operating expenses-affiliates on our consolidated statements of operations. Because of the significance of the services we provide to our affiliates and our affiliates provide to us, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented.

We recognize intercompany charges at the amounts billed to us by our affiliates and we recognize intercompany revenue for services we bill to our affiliates. For additional information, see Note 13—Affiliate Transactions.

Our ultimate parent company, Lumen Technologies, Inc. has cash management arrangements or loan arrangements with a majority of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is transferred on a daily basis for centralized management by Lumen's service company affiliate. From time to time, we may declare and pay dividends to QSC, our direct parent, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. We report the balance of these transfers on our consolidated balance sheet as advances to affiliates. Dividends paid are reflected on our consolidated statements of stockholder's equity and the consolidated statements of cash flows reflects the changes in advances to affiliates as investing activities and changes in advances from affiliates as financing activities. Interest is assessed on advances to and from affiliates using the current interest rate for our note payable-affiliate.

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII’s pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2021 and 2020, we made settlement payments of $46 million and $71 million, respectively, to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.

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

Advertising Costs

Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $24 million, $25 million and $28 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Book overdrafts occur when checks have been issued but have not been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheet. This activity is included in the operating activities section in our consolidated statements of cash flows. There were no book overdrafts included in accounts payable at December 31, 2021 or December 31, 2020.

Restricted Cash

Restricted cash consists primarily of cash and investments that serve to collateralize certain performance and operating obligations. Restricted cash is recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recognized based upon the amount due from customers for the services provided or at cost for purchased and other receivables less an allowance for credit losses. We use a loss rate method to estimate our allowance for credit losses. For more information on our methodology for estimating our allowance for credit losses, see Note 5—Credit Losses on Financial Instruments.
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

Goodwill, Customer Relationships and Other Intangible Assets

Intangible assets arising from business combinations, such as goodwill, customer relationships and capitalized software are initially recorded at estimated fair value. Prior to customer relationships becoming fully amortized in March 2021, we primarily amortized those assets over an estimated life of 10 years, using the sum-of-years digits method, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to 7 years. Other intangible assets not arising from business combinations are initially recorded at cost.

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

For further information on qualified pension, post-retirement and other post-employment benefit plans, see Lumen's annual report on Form 10-K for the year ended December 31, 2021.

Recently Adopted Accounting Pronouncements

During 2021, we adopted Accounting Standards Update ("ASU") 2020-09 "Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762," ("ASU 2020-09"), ASU 2020-01 "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01") and ASU 2019-12 "Simplifying the Accounting for Income Taxes (Topic 740). ("ASU 2019-12")" During 2020, we adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). During 2019, we adopted ASU 2016-02, "Leases (ASC 842)" ("ASU 2016-02").

Each of these is described further below.

Debt

On January 1, 2021, we adopted ASU 2020-09. This ASU amends and supersedes various SEC guidance to reflect SEC Release No. 33-10762, which includes amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. The adoption of ASU 2020-09 did not have an impact to our consolidated financial statements.

Investments

On January 1, 2021, we adopted ASU 2020-01. This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of December 31, 2021, we determined there was no application or discontinuation of the equity method during the reporting periods covered in this report. The adoption of ASU 2020-01 did not have an impact to our consolidated financial statements.

Income Taxes

On January 1, 2021, we adopted ASU 2019-12. This ASU removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The adoption of ASU 2019-12 did not have a material impact to our consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

We adopted ASU 2016-13 on January 1, 2020, and recognized a cumulative adjustment to our retained earnings as of the date of adoption of $3 million, net of tax effect. Please refer to Note 5—Credit Losses On Financial Instruments for more information.

Leases

We adopted ASU 2016-02 on January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11, and recognized ASC 842's cumulative effect transition adjustment (discussed below) as of January 1, 2019. In addition, we elected to apply the practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed us to carry forward the historical lease classification; (ii) did not require us to reassess whether any expired or existing contracts are or contain leases under the new definition of a lease; and (iii) did not require us to reassess whether previously capitalized initial direct costs for any existing leases would qualify for capitalization under ASC 842. We also elected to apply the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect to apply the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of right-of-use assets for existing leases.
On March 5, 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-01, "Leases (ASC 842): Codification Improvements" ("ASU 2019-01"), effective for public companies for fiscal years beginning after December 15, 2019. The new ASU aligns the guidance in ASC 842 for determining fair value of the underlying asset by lessors that are not manufacturers or dealers, with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, "Fair Value Measurement") should be applied. We adopted ASU 2019-01 as of January 1, 2019.

In addition, we recorded a $22 million cumulative adjustment to accumulated deficit as of January 1, 2019, for the impact of the new accounting standards.

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). These amendments are expected to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive. ASU 2021-10 will become effective for us in the first quarter of fiscal 2022 and early adoption is permitted. As of December 31, 2021, we do not expect the cumulative effect of initially applying ASU 2021-10 in the first quarter of fiscal 2022 will have a material impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of December 31, 2021, we do not expect the cumulative effect of initially applying ASU 2021-08 on January 1, 2023 will have a material impact to our consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” (“ASU 2021-05”), which amends the lease classification requirements for lessors to align them with practice under ASC Topic 840. Under this ASU, lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if certain criteria are met; and when a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. ASU 2021-05 will become effective for us in the first quarter of fiscal 2022 and early adoption is permitted. As of December 31, 2021, we do not expect the cumulative effect of initially applying ASU 2021-05 on January 1, 2022 will have a material impact to our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under the current ASC. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-06 will become effective for us in the first quarter of fiscal 2022 and early adoption is permitted. As of December 31, 2021, we do not expect the cumulative effect of initially applying ASU 2020-06 on January 1, 2022 will have a material impact to our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04" or "Reference Rate Reform"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through December 31, 2021, we do not expect ASU 2020-04 will have a material impact to our consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2021	2020
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $5,699 and $5,611	$—	88
Other intangible assets, less accumulated amortization of $1,876 and $1,831	199	255
Total other intangible assets, net	$199	343

As of December 31, 2021, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.1 billion.

Substantially, all of our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We assess our goodwill for impairment annually, or under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our assessment determines the carrying value of equity of our reporting unit exceeds its fair value. Our annual impairment assessment date for goodwill is October 31, at which date we assess goodwill at our reporting unit. In reviewing the criteria for reporting units, we have determined that we are one reporting unit.

At October 31, 2021, 2020 and 2019, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, equal to the present value of all normalized cash flows after the projection period. Based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 42%, 48% and 65% at October 31, 2021, 2020 and 2019, respectively. We concluded that goodwill was not impaired as of October 31, 2021, 2020 and 2019.

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

We annually review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our annual reviews. As of December 31, 2021, the weighted average remaining useful life was 2 years for capitalized software.

Total amortization expense for intangible assets for the years ended December 31, 2021, 2020 and 2019 was $176 million, $481 million and $533 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2022 through 2026 will be as follows:

(Dollars in millions)
Year ending December 31,
2022	$86
2023	62
2024	13
2025	12
2026	5

(3) Revenue Recognition

Beginning in the first quarter of 2021, we categorize our products, services and revenue among the following categories:
•Voice and Other, which include primarily local voice services, private line and other legacy services. This category also includes Connect America Fund Phase II ("CAF II") support payments and other operating revenue. We receive support payments from the federal CAF II program. These support payments are government subsidies designed to compensate us for providing certain broadband and telecommunications services in high-cost areas or at discounts to low-income, educational, and healthcare customers. During the twelve months ended December 31, 2021 we recorded approximately $145 million of revenue from the CAF II program that ended December 31, 2021.

•Fiber Infrastructure Services, which include high speed fiber-based and lower speed DSL-based broadband services, and optical network services;

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Year Ended December 31, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Voice and Other	$2,099	(334)	1,765
Fiber Infrastructure	1,990	(120)	1,870
IP and Data Services	473	—	473
Affiliate Services	2,389	(29)	2,360
Total revenue	$6,951	(483)	6,468

Timing of revenue
Goods and services transferred at a point in time			$30
Services performed over time			6,438
Total revenue from contracts with customers			$6,468

	Year Ended December 31, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Voice and Other	$2,281	(352)	1,929
Fiber Infrastructure	2,033	(123)	1,910
IP and Data Services	512	—	512
Affiliate Services	2,487	(4)	2,483
Total revenue	$7,313	(479)	6,834

Timing of revenue
Goods and services transferred at a point in time			$46
Services performed over time			6,788
Total revenue from contracts with customers			$6,834

	Year Ended December 31, 2019
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Voice and Other	$2,496	(376)	2,120
Fiber Infrastructure	2,115	(121)	1,994
IP and Data Services	568	—	568
Affiliate Services	2,873	—	2,873
Total revenue	$8,052	(497)	7,555

Timing of revenue
Goods and services transferred at a point in time			$54
Services performed over time			7,501
Total revenue from contracts with customers			$7,555
_______________________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

We do not have any single external customer that comprises more than 10% of our total consolidated operating revenue. Substantially all of our consolidated revenue comes from customers located in the United States.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
	(Dollars in millions)
Customer receivables (1)	$298	346
Contract assets	10	13
Contract liabilities	317	300
_______________________________________________________________________________
(1)Reflects gross customer receivables, including gross affiliate receivables, of $328 million and $396 million, net of allowance for credit losses of $30 million and $50 million, at December 31, 2021 and December 31, 2020, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the years ended December 31, 2021 and December 31, 2020, we recognized $199 million and $223 million, respectively, of revenue that was included in contract liabilities of $300 million and $338 million as of January 1, 2021 and 2020, respectively.

Performance Obligations

As of December 31, 2021, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $188 million. We expect to recognize approximately 97% of this revenue through 2024, with the balance recognized thereafter.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Year Ended December 31, 2021
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$73	54
Costs incurred	49	27
Amortization	(58)	(34)
End of period balance	$64	47

	Year Ended December 31, 2020
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$86	64
Costs incurred	49	23
Amortization	(62)	(33)
End of period balance	$73	54

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of communications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average contract life of 30 months for mass markets customers and average contract life of 29 months for business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next 12 months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next 12 months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

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

Lease expense consisted of the following:

	Years Ended December 31,
	2021	2020
	(Dollars in millions)
Operating and short-term lease cost	$26	67
Finance lease cost:
Amortization of right-of-use assets	1	5
Interest on lease liability	—	—
Total finance lease cost	1	5
Total lease cost	$27	72

We lease various equipment, office facilities, retail outlets, and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2021, 2020 and 2019, our gross rental expense was $27 million, $72 million and $53 million, respectively. We also received sublease rental income for the years ended December 31, 2021, 2020 and 2019 of $10 million, $12 million and $10 million, respectively.

Supplemental consolidated balance sheet information and other information related to leases is included below:

		As of December 31,
Leases (Dollars in millions)	Classification on the Balance Sheet	2021	2020
Assets
Operating lease assets	Other, net	$69	67
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	5	8
Total leased assets		$74	75

Liabilities
Current
Operating	Other	$33	28
Finance	Current maturities of long-term debt	1	1
Noncurrent
Operating	Other	63	76
Finance	Long-term debt	1	4
Total lease liabilities		$98	109

Weighted-average remaining lease term (years)
Operating leases		4.2	4.4
Finance leases		6.3	6.3
Weighted-average discount rate
Operating leases		3.97%	4.71%
Finance leases		6.21%	6.62%

Supplemental consolidated cash flow statement information related to leases is included below:

	Years Ended December 31,
	2021	2020
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$36	32
Operating cash flows for financing leases	—	5
Financing cash flows for finance leases	1	—
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$18	19

As of December 31, 2021, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2022	$36	1
2023	23	—
2024	18	—
2025	12	—
2026	6	—
Thereafter	9	1
Total lease payments	104	2
Less: interest	(8)	—
Total	96	2
Less: current portion	(33)	(1)
Long-term portion	$63	1

As of December 31, 2021, we had less than $1 million of operating or finance leases that had not yet commenced.

Operating Lease Income

We lease various data transmission capacity, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the years ended December 31, 2021, 2020 and 2019, our gross rental income was $324 million, $312 million and $320 million, respectively which represents 5%, 4% and 4%, respectively, of our operating revenue for the years ended December 31, 2021, 2020 and 2019.

(5) Credit Losses on Financial Instruments

In accordance with ASC 326, "Financial Instruments - Credit Losses," we aggregate financial assets with similar risk characteristics to align our expected credit losses with the credit quality or deterioration over the life of such assets. We periodically monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change. Financial assets that do not share risk characteristics with other financial assets are evaluated separately. Our financial assets measured at amortized cost primarily consist of accounts receivable.

We use a loss rate method to estimate our allowance for credit losses. Our determination of the current expected credit loss rate begins with our review of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to recognize accounts receivable as credit losses. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, certain classes of aged balances, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to adjust our historical loss rate. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. To determine our current allowance for credit losses, we combine the historical and expected credit loss rates and apply them to our period end accounts receivable.

If there is an unexpected deterioration of a customer's financial condition or an unexpected change in economic conditions (including changes caused by COVID-19 or other macroeconomic events), we assess the need to adjust the allowance for credit losses. Any such resulting adjustments would affect earnings in the period that adjustments are made.

The assessment of the correlation between historical observed default rates, current conditions and forecasted economic conditions requires judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the allowance for credit losses. The amount of credit loss is sensitive to changes in circumstances and forecasted economic conditions. Our historical credit loss experience, current conditions and forecast of economic conditions may also not be representative of the customers' actual default experience in the future, and we may use methodologies that differ from those used by other companies.

In conjunction with an internal reorganization in the first quarter of 2021, as referenced in Note 3—Revenue Recognition, we pooled certain assets with similar credit risk characteristics based on the nature of our customers, their industry, policies used to grant credit terms and their historical and expected credit loss patterns. Additionally, we reassessed our historical loss period for the portfolio reorganization.

The following tables presents the activity of our allowance for credit losses for our accounts receivable portfolio for the years ended December 31, 2021 and December 31, 2020:

	Business	Mass Markets	Total
	(Dollars in millions)
Beginning balance at January 1, 2021(2)	$25	36	61
Provision for expected losses	10	17	27
Write-offs charged against the allowance	(19)	(35)	(54)
Recoveries collected	3	1	4
Ending Balance at December 31, 2021	$19	19	38

	Business	Consumer	Total
	(Dollars in millions)
Beginning balance at January 1, 2020(1)	$17	18	35
Provision for expected losses	30	36	66
Write-offs charged against the allowance	(22)	(26)	(48)
Recoveries collected	4	4	8
Ending Balance at December 31, 2020	$29	32	61

______________________________________________________________________
(1)The beginning balance includes the cumulative effect of the adoption of the new credit loss standard.
(2)Due to an internal reorganization of our reporting categories on January 1, 2021, our accounts receivable portfolios were changed to align with changes to how we manage our customers. Allowance for credit losses previously included in the Consumer and Business portfolio of $32 million and $4 million, respectively, were reclassified to the Mass Markets allowance for credit losses on January 1, 2021, as a result of this change.

For the year ended December 31, 2021, we decreased our allowance for credit losses for our business and mass markets accounts receivable portfolio primarily due to higher write-off activity in 2021, along with the easing of prior delays due to COVID-19 related restrictions from 2020 and lower receivable balances.

For the year ended December 31, 2020, we increased our allowance for credit losses for our business and consumer accounts receivable portfolios due to an increase during the period in historical and expected loss experience in certain classes of aged balances, which were predominantly attributable to the COVID-19 induced economic slowdown. Decreased write-offs (net of recoveries) were driven by COVID-19 regulations and programs further contributed to the increase in our allowance for credit losses for the year ended December 31, 2020.

(6) Long-Term Debt and Note Payable - Affiliate

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance leases, unamortized premiums, net, and unamortized debt issuance costs and (ii) note payable-affiliate:

			As of December 31,
	Interest Rates (2)	Maturities (2)	2021	2020
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2025 - 2057	$1,986	3,170
Term loan (1)	LIBOR + 2.00%	2027	215	215
Finance leases	Various	Various	2	6
Unamortized premiums, net			6	5
Unamortized debt issuance costs			(53)	(62)
Total long-term debt			2,156	3,334
Less current maturities			—	(948)
Long-term debt, excluding current maturities			$2,156	2,386
Note payable-affiliate	4.800%	2022	$1,187	1,130
_______________________________________________________________________________
(1) Qwest Corporation's Term Loan had interest rates of 2.110% and 2.150% as of December 31, 2021 and December 31, 2020.
(2) As of December 31, 2021.

Repayments

On December 1, 2021, Qwest Corporation paid at maturity the $950 million principal amount of its 6.750% Senior Notes.

Redemption of Senior Notes

On February 16, 2021, Qwest Corporation fully redeemed all $235 million aggregate principal amount of its outstanding 7.000% Senior Notes due 2056.

On December 14, 2020, Qwest Corporation fully redeemed all $775 million aggregate principal amount of its outstanding 6.125% Senior Notes due 2053 (the "6.125% Notes").

On October 26, 2020, Qwest Corporation redeemed all of the remaining $160 million aggregate principal amount of its outstanding 6.625% Senior Notes due 2055 (the "6.625% Notes").

On September 16, 2020, Qwest Corporation partially redeemed $250 million aggregate principal amount of its outstanding 6.625% Senior Notes.

On August 7, 2020, Qwest Corporation redeemed all of the remaining $300 million aggregate principal amount of its outstanding 6.875% Senior Notes due 2054 (the "6.875% Notes").

On June 29, 2020, Qwest Corporation partially redeemed $200 million aggregate principal amount of its outstanding 6.875% Senior Notes.

On January 15, 2020, Qwest Corporation fully redeemed (i) all $850 million aggregate principal amount of its outstanding 6.875% Senior Notes due 2033, and (ii) all $250 million aggregate principal amount of its outstanding 7.125% Senior Notes due 2043.

For the year ended December 31, 2021 and 2020, redemptions of Senior Notes resulted in a loss of $8 million and $63 million, respectively.

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

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2021 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable-affiliate) maturing during the following years:

(Dollars in millions)
2022	$—
2023	—
2024	—
2025	250
2026	—
2027 and thereafter	1,953
Total long-term debt	$2,203

Note Payable - Affiliate

Qwest Corporation is currently indebted to an affiliate of our ultimate parent company, Lumen Technologies, Inc., under a revolving promissory note that provides Qwest Corporation with a funding commitment of up to $965 million in aggregate principal amount (the "Intercompany Note"). The outstanding principal balance owed by Qwest Corporation under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding principal balance during the respective interest period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries. As of December 31, 2021 and 2020, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under "Note payable - affiliate". In accordance with the terms of the Intercompany Note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is to be capitalized on such date and is to begin accruing interest. Through December 31, 2021, $223 million of such interest has been capitalized since entering into the Intercompany Note. As of December 31, 2021 and 2020, $29 million and $28 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet, respectively.

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest and interest expense-affiliates, net:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Interest expense:
Gross interest expense	$200	308	407
Capitalized interest	(19)	(29)	(27)
Total interest expense	$181	279	380
Interest expense-affiliates, net	$105	74	62

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

Compliance

At December 31, 2021 and 2020, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

(7) Accounts Receivable
The following table presents details of our accounts receivable balances:

	As of December 31,
	2021	2020
	(Dollars in millions)
Trade and purchased receivables	$268	325
Earned and unbilled receivables	35	63
Other	36	37
Total accounts receivable	339	425
Less: allowance for credit losses	(38)	(61)
Accounts receivable, less allowance	$301	364
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

The following table presents details of our allowance for credit losses:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2021	$61	27	(50)	38
2020(1)	39	66	(44)	61
2019	41	51	(53)	39
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

(8) Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2021	2020
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$335	332
Fiber, conduit and other outside plant(1)	15-45 years	6,406	8,270
Central office and other network electronics(2)	7-10 years	5,106	4,964
Support assets(3)	3-30 years	2,721	2,679
Construction in progress(4)	N/A	491	411
Gross property, plant and equipment		15,059	16,656
Accumulated depreciation		(6,879)	(8,347)
Net property, plant and equipment		$8,180	8,309
_______________________________________________________________________________
(1)Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures. Fiber, conduit and other outside plant decreased at December 31, 2021 compared to December 31, 2020 due to the retirement of a portion of our copper-based infrastructure being replaced with our Quantum Fiber infrastructure.
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

We recorded depreciation expense of $833 million, $834 million and $831 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(9) Employee Benefits

Pension and Post-Retirement Benefits

QCII's post-retirement benefit plans were merged into Lumen's post-retirement benefit plans on January 1, 2012 and on December 31, 2014, QCII's qualified pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which is now named the Lumen Combined Pension Plan. Based on current laws and circumstances, (i) Lumen Technologies was not required to make a cash contribution to the Lumen Combined Pension Plan in 2021 and (ii) Lumen Technologies does not expect it will be required to make a contribution in 2022. The amount of required contributions to the Lumen Combined Pension Plan in 2022 and beyond will depend on earnings on plan investments, prevailing discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Lumen Technologies occasionally makes voluntary contributions in addition to required contributions. Lumen Technologies did not make a voluntary contribution in 2021 or 2020.

The unfunded status of Lumen's qualified pension plan for accounting purposes was $1.1 billion and $1.7 billion as of December 31, 2021 and 2020, which includes the merged QCII qualified pension plan. The unfunded status of Lumen's post-retirement benefit plans for accounting purposes was $2.8 billion and $3.0 billion as of December 31, 2021 and 2020.

Lumen Technologies allocates current service costs to subsidiaries relative to employees who are currently earning benefits under the pension and post-retirement benefit plans. The net cost allocated to us is paid on a monthly basis through Lumen's intercompany cash management process.

The affiliate obligations, net in current and noncurrent liabilities on the consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2021 and 2020, we made settlement payments in the aggregate of $46 million and $71 million, respectively, to QCII under the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.

We were allocated $38 million of pension service costs and $10 million of post-retirement service costs during the year ended December 31, 2021, which represented 69% of Lumen's total pension and post-retirement service costs for the year. The combined net pension and post-retirement service costs is included in cost of services and products and selling, general and administrative expenses on our consolidated statement of operations for the year ended December 31, 2021.

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

Lumen Technologies sponsors a noncontributory qualified defined benefit pension plan that covers certain of our eligible employees. The Lumen Combined Pension Plan also provides survivor and disability benefits to certain employees. In November 2009, and prior to the plan merger, the pension plan was amended to no longer provide pension benefit accruals for active non-represented employees after December 31, 2009. In addition, non-represented employees hired after January 1, 2009 are not eligible to participate in the plans. Active non-represented employees who participate in these plans retain their accrued pension benefit earned as of December 31, 2009 and certain participants will continue to earn interest credits on their benefit after December 31, 2009. Employees are eligible to receive their vested accrued benefit when they separate from Lumen Technologies. The plans also provided a death benefit for eligible beneficiaries of certain retirees; however, the plan was amended to eliminate this benefit effective March 1, 2010 for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010 and eliminate the death benefit for eligible beneficiaries of certain retirees who retired after December 31, 2003.

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

Other Benefit Plans

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $110 million, $132 million and $171 million for the years ended December 31, 2021, 2020 and 2019, respectively. Employees' group basic life insurance plans are fully insured and the premiums are paid by Lumen Technologies.

401(k) Plans

Lumen Technologies sponsors a qualified defined contribution plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employees' contributions in cash. We recognized $29 million, $34 million and $46 million in expense related to this plan for the years ended December 31, 2021, 2020 and 2019, respectively.

(10) Share-based Compensation

Share-based compensation expenses are included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations.

For the years ended December 31, 2021, 2020 and 2019, we recorded share-based compensation expense of approximately $15 million, $21 million and $26 million, respectively. We recognized an income tax benefit from our compensation expense of approximately $4 million, $5 million and $6 million during the years ended December 31, 2021, 2020 and 2019, respectively.

(11) Fair Value of Financial Instruments

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of December 31, 2021		As of December 31, 2020
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt (excluding finance lease and other obligations)	2	$2,154	2,298	3,328	3,532

(12) Income Taxes

The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Income tax expense:
Federal and foreign
Current	$553	425	415
Deferred	17	40	95
State and local
Current	129	128	126
Deferred	10	2	5
Income tax expense	$709	595	641

The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2021	2020	2019
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes-net of federal effect	3.7%	4.4%	4.1%
Other	0.5%	0.4%	0.9%
Effective income tax rate	25.2%	25.8%	26.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2021	2020
	(Dollars in millions)
Deferred tax liabilities:
Property, plant and equipment	$(1,386)	(1,369)
Intangible assets	(129)	(169)
Other	(25)	—
Total deferred tax liabilities	(1,540)	(1,538)
Deferred tax assets:
Payable to affiliate due to post-retirement benefit plan participation	274	284
Other	—	15
Gross deferred tax assets	274	299
Less valuation allowance on deferred tax assets	(8)	(8)
Net deferred tax assets	266	291
Net deferred tax liabilities	$(1,274)	(1,247)

At December 31, 2021, we have established a valuation allowance of $8 million as it is not more likely than not that this amount of deferred tax assets will be realized.

As of December 31, 2021 and 2020, the $1.3 billion and $1.2 billion net deferred tax liability are reflected as a $1.3 billion and $1.2 billion long-term liability and $2 million and $2 million are reflected as a noncurrent deferred tax asset in other, net on our consolidated balance sheets.

With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2016. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carryforwards are available.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2021 and 2020 are as follows:

	Years ended December 31,
	2021	2020
	(Dollars in millions)
Unrecognized tax benefits at beginning of period	$388	414
Increase due to tax positions taken in a prior year	—	—
Decrease due to tax positions taken in a prior year	(28)	(26)
Unrecognized tax benefits at end of period	$360	388

The total amount of unrecognized tax benefits (including interest and net of federal benefit) that, if recognized, would impact the effective income tax rate was $407 million and $422 million as of December 31, 2021 and 2020, respectively.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $75 million and $60 million as of December 31, 2021 and 2020, respectively.

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

We paid $697 million, $556 million, and $539 million related to income taxes for the years ended December 31, 2021, 2020, and 2019, respectively.

(13) Affiliate Transactions

We provide telecommunications service to our affiliates that we also provide to external customers. In addition, we provide to our affiliates, application development and support services and network support and technical services.

Below are details of the services we provide to our affiliates:

•Telecommunications services. Data, broadband and voice services in support of our affiliates' service offerings;

•Application development and support services. Information technology services primarily include the labor cost of developing, testing and implementing the system changes necessary to support order entry, provisioning, billing, network and financial systems, as well as the cost of improving, maintaining and operating our operations support systems and shared internal communications networks; and

•Network support and technical services. Network support and technical services relate to forecasting demand volumes and developing plans around network utilization and optimization, developing and implementing plans for overall product development, provisioning and customer care.

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

(14) Commitments, Contingencies and Other Items

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies for both December 31, 2021 and December 31, 2020 aggregated to approximately $19 million, and are included in "Other" current liabilities and "Other Liabilities" in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Principal Proceedings

Billing Practices Suits

In June 2017, a former employee of a Lumen Technologies subsidiary filed an employment lawsuit against Lumen Technologies (at the time named CenturyLink, Inc.) claiming that she was wrongfully terminated for alleging that Lumen charged some of its retail customers for products and services they did not authorize. Thereafter, based in part on the allegations made by the former employee, several legal proceedings were filed, including consumer class actions in federal and state courts, a series of securities investor class actions in federal courts, and several shareholder derivative actions in federal and Louisiana state courts. The derivative cases were brought on behalf of CenturyLink, Inc. against certain current and former officers and directors of the Company and seek damages for alleged breaches of fiduciary duties.

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

Other Proceedings, Disputes and Contingencies

From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, regulatory hearings relating primarily to our rates or services, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third-party tort actions or commercial disputes.

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial within the next 12 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

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

The matters listed in this Note do not reflect all of our contingencies. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

Right-of-Way

At December 31, 2021, our future rental commitments and Right-of-Way agreements were as follows:

Right-of-Way Agreements
(Dollars in millions)
2022	$21
2023	6
2024	6
2025	5
2026	5
2027 and thereafter	55
Total future minimum payments	$98

Purchase Commitments

We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $120 million at December 31, 2021. Of this amount, we expect to purchase $38 million in 2022, $17 million in 2023 through 2024, $14 million in 2025 through 2026 and $51 million in 2027 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2021.

(15) Other Financial Information

Other Current Assets

The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2021	2020
	(Dollars in millions)
Prepaid expenses	$50	40
Contract acquisition costs	43	47
Contract fulfillment costs	31	28
Receivable for sale of land	56	—
Other	7	7
Total other current assets	$187	122

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities in our consolidated balance sheets:

	As of December 31,
	2021	2020
	(Dollars in millions)
Unrecognized tax benefits	$435	448
Deferred revenue	111	108
Noncurrent operating lease liability	63	76
Other	61	53
Total other noncurrent liabilities	$670	685

(16) Labor Union Contracts

As of December 31, 2021, approximately 43% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). There are no collective bargaining agreements that are scheduled to expire over the twelve month period ending December 31, 2022. We believe that relations with our employees continue to be generally good.

(17) Stockholder's Equity

Common Stock

We have one share of common stock (no par value) issued and outstanding, which is owned by QSC.

In addition, in the normal course of business, we transfer assets and liabilities to and from QSC and its affiliates, which are recorded through our equity. It is our policy to record these asset transfers based on carrying values.

Dividends

We declared and paid the following cash dividend to QSC:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Cash dividend declared to QSC	$570	1,725	1,600
Cash dividend paid to QSC	570	1,725	1,600

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2021, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control Over Financial Reporting
Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2021.

Management’s Report on the Consolidated Financial Statements

Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2021. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.

Our consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who have expressed an unqualified opinion on the consolidated financial statements. Their audit was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States).

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Fees Paid to the Independent Registered Public Accounting Firm

QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate audit fees billed or allocated to us was $1.5 million and $1.8 million for the years ended December 31, 2021 and 2020, respectively, for professional accounting services, including KPMG's audit of our annual consolidated financial statements.

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
a.
Sixteenth Supplemental Indenture, dated as of August 22, 2016, by and between Qwest Corporation and U.S. Bank National Association, setting forth the terms of Qwest Corporation's 6.5% Notes due 2056 (incorporated by reference to Exhibit 4.17 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on August 22, 2016).

b.
Seventeenth Supplemental Indenture dated as of April 27, 2017, by and between Qwest Corporation and U.S. Bank National Association, setting forth the terms of Qwest Corporation's 6.75% Notes due 2057 (incorporated by reference to Exhibit 4.18 of Qwest Corporation’s Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on April 27, 2017.

4.4
Amended and Restated Credit Agreement, dated as of October 23, 2020, by and among Qwest Corporation, the several lenders from time to time parties thereto, and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 4.4 of Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-03040) filed with the Securities and Exchange Commission on March 3, 2021).

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
101*
Financial statements from the Annual Report on Form 10-K of Qwest Corporation for the period ended December 31, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*		Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2022.

QWEST CORPORATION
Date: February 24, 2022	By:	/s/ Andrea Genschaw
Andrea Genschaw
Senior Vice President, Controller (Principal Accounting Officer) and Director
__________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jeff K. Storey	Chief Executive Officer and President (Principal Executive Officer)	February 24, 2022
Jeff K. Storey

/s/ Indraneel Dev	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Indraneel Dev

/s/ Stacey W. Goff	Executive Vice President, General Counsel & Secretary and Director	February 24, 2022
Stacey W. Goff

/s/ Andrea Genschaw	Senior Vice President, Controller (Principal Accounting Officer) and Director	February 24, 2022
Andrea Genschaw