Form 10-Q
period 2022-03-31
QWEST CORP
filed 2022-05-05
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On May 5, 2022, there was one share of common stock outstanding.

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

•changes in our operating plans, corporate strategies or capital allocation plans, whether based upon, changes in our cash flows, cash requirements, financial performance, financial position, market or regulatory conditions, or otherwise;

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

•changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from recently-enacted federal legislation promoting broadband spending;

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

•the effects of more general factors such as changes in interest rates, in inflation, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geopolitical conditions; and

•other risks referenced in the "Risk Factors" section of this report or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,075	1,170
Operating revenue—affiliates	581	622
Total operating revenue	1,656	1,792
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	408	439
Selling, general and administrative	109	107
Operating expenses—affiliates	176	194
Depreciation and amortization	210	317
Total operating expenses	903	1,057
OPERATING INCOME	753	735
OTHER (EXPENSE) INCOME
Interest expense	(27)	(48)
Interest expense—affiliate, net	(24)	(31)
Other income (expense), net	5	(6)
Total other expense, net	(46)	(85)
INCOME BEFORE INCOME TAX EXPENSE	707	650
Income tax expense	179	168
NET INCOME	$528	482
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2022	December 31, 2021
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	2
Accounts receivable, less allowance of $36 and $38	279	301
Advances to affiliates	482	—
Other	191	187
Total current assets	961	490
Property, plant and equipment, net of accumulated depreciation of $7,043 and $6,879	8,184	8,180
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Other intangible assets, net	186	199
Other, net	137	141
Total goodwill and other assets	9,683	9,700
TOTAL ASSETS	$18,828	18,370
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$220	206
Advances from affiliates	—	55
Note payable - affiliate	1,215	1,187
Accrued expenses and other liabilities
Salaries and benefits	113	138
Income and other taxes	116	94
Other	147	182
Current portion of deferred revenue	174	174
Total current liabilities	1,985	2,036
LONG-TERM DEBT	2,155	2,156
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,274	1,276
Affiliate obligations, net	594	597
Other	657	670
Total deferred credits and other liabilities	2,525	2,543
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	2,113	1,585
Total stockholder's equity	12,163	11,635
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$18,828	18,370
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$528	482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210	317
Deferred income taxes	(2)	(7)
Provision for uncollectible accounts	7	7
Accrued interest on affiliate note	28	28
Net loss on early retirement of debt	—	8
Changes in current assets and liabilities:
Accounts receivable	15	17
Accounts payable	(33)	(7)
Accrued income and other taxes	22	30
Other current assets and liabilities, net	(56)	(64)
Changes in other noncurrent assets and liabilities, net	(5)	(14)
Changes in affiliate obligations, net	(29)	5
Other, net	2	12
Net cash provided by operating activities	687	814
INVESTING ACTIVITIES
Capital expenditures	(144)	(219)
Changes in advances to affiliates	(482)	—
Proceeds from sale of property, plant and equipment and other assets	1	8
Net cash used in investing activities	(625)	(211)
FINANCING ACTIVITIES
Payments of long-term debt	—	(235)
Dividends paid	—	(300)
Changes in advances from affiliates	(55)	(72)
Net cash used in financing activities	(55)	(607)
Net increase (decrease) in cash, cash equivalents and restricted cash	7	(4)
Cash, cash equivalents and restricted cash at beginning of period	4	15
Cash, cash equivalents and restricted cash at end of period	$11	11
Supplemental cash flow information:
Income taxes paid, net	$(178)	(172)
Interest paid (net of capitalized interest of $6 and $5)	$(31)	(37)
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$9	10
Restricted cash - noncurrent	2	1
Total	$11	11
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	1,585	48
Net income	528	482
Dividends declared and paid to Qwest Services Corporation	—	(300)
Balance at end of period	2,113	230
TOTAL STOCKHOLDER'S EQUITY	$12,163	10,280
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

Basis of Presentation

Our consolidated balance sheet as of December 31, 2021, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Adopted Accounting Pronouncements

Government Assistance

On January 1, 2022, we adopted Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance" ("ASU 2020-10"). This ASU increases transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive. The ASU only impacts annual financial statement note disclosures. Therefore, the adoption of ASU 2021-10 did not have a material impact to our consolidated financial statements.

Leases

On January 1, 2022, we adopted ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” (“ASU 2021-05”). This ASU (i) amends the lease classification requirements for lessors to align them with practice under ASC Topic 840, (ii) provides criteria for lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease; and (iii) when a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The adoption of ASU 2021-05 did not have a material impact to our consolidated financial statements.

Debt

On January 1, 2021, we adopted ASU 2020-09, “Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762” (“ASU 2020-09”). This ASU amends and supersedes various SEC guidance to reflect SEC Release No. 33-10762, which includes amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. The adoption of ASU 2020-09 did not have a material impact to our consolidated financial statements.

Investments

On January 1, 2021, we adopted ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” (ASU 2020-01”). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of March 31, 2022, we determined there was no application or discontinuation of the equity method during the reporting periods covered by this report. The adoption of ASU 2020-01 did not have an impact to our consolidated financial statements.

Income Taxes

On January 1, 2021, we adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”).This ASU removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The adoption of ASU 2019-12 did not have a material impact to our consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). These amendments eliminate the TDR recognition and measurement guidance and enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2020-02 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of March 31, 2022, we do not expect ASU 2022-02 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” (ASU 2022-01). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. ASU 2020-01 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of March 31, 2022, we do not expect ASU 2022-01 to have an impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of March 31, 2022, we do not expect ASU 2021-08 to have an impact to our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides option guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through March 31, 2022, we do not expect ASU 2021-01 to have a material impact to our consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $— and $5,699 (1)	$—	—
Other intangible assets, less accumulated amortization of $1,877 and $1,876	186	199
Total other intangible assets, net	$186	199
_______________________________________________________________________________
(1)Customer relationships with a gross carrying value of $5.7 billion became fully amortized during 2021 and were retired during the first quarter of 2022.

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

As of March 31, 2022, the gross carrying amount of goodwill, customer relationships and other intangible assets was $11.4 billion. The amortization expense for finite-lived intangible assets for the three months ended March 31, 2022 and 2021 totaled $19 million and $110 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2022 through 2026 will be as follows:

(Dollars in millions)
2022 (remaining nine months)	$56
2023	59
2024	30
2025	12
2026	7

(3) Revenue Recognition

We categorize our products, services and revenue among the following categories:
•Voice and Other, which include primarily local voice services, private line and other legacy services. This category also includes federal and state support payments. These support payments are government subsidies designed to compensate us for providing certain broadband and communications services in high-cost areas or at discounts to low-income, educational, and healthcare customers. This revenue included Connect America Fund Phase II ("CAF II") support payments, which we received through December 31, 2021, when the program ended.

•Fiber Infrastructure Services, which include high speed, fiber-based and lower speed DSL-based broadband services to residential and small business customers, and optical network services;

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Voice and Other	$460	(59)	401	543	(85)	458
Fiber Infrastructure	498	(34)	464	504	(31)	473
IP and Data Services	117	—	117	123	—	123
Affiliate Services	581	(11)	570	622	(3)	619
Total Revenue	$1,656	(104)	1,552	1,792	(119)	1,673
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

For the three months ended March 31, 2022 and 2021, our gross rental income was $88 million and $79 million, which represents approximately 5% and 4%, respectively, of our operating revenue for the three months ended March 31, 2022 and 2021.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Customer receivables (1)	$266	298
Contract assets	10	10
Contract liabilities	324	317
______________________________________________________________________
(1)Reflects gross customer receivables, including gross affiliate receivables, of $293 million and $328 million, net of allowance for credit losses of $27 million and $30 million, at March 31, 2022 and December 31, 2021, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three months ended March 31, 2022 and 2021, we recognized $150 million and $163 million, respectively, of revenue that was included in contract liabilities of $317 million and $300 million as of January 1, 2022 and January 1, 2021, respectively.

Performance Obligations

As of March 31, 2022, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $176 million. We expect to recognize approximately 100% of this revenue through 2024.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$64	47	73	54
Costs incurred	13	9	11	6
Amortization	(14)	(9)	(15)	(8)
End of period balance	$63	47	69	52

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of communications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average contract life of 32 months for mass markets customers and average contract life of 30 months for business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next 12 months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next 12 months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the three months ended March 31, 2022:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2021	$19	19	38
Provision for expected losses	3	4	7
Write-offs charged against the allowance	(3)	(6)	(9)
Ending balance at March 31, 2022	$19	17	36

(5) Long-Term Debt and Note Payable - Affiliate

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance lease and other obligations, unamortized premiums, net, unamortized debt issuance costs and (ii) note payable - affiliate:

	Interest Rates (1)	Maturities (1)	March 31, 2022	December 31, 2021
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2025 - 2057	$1,986	1,986
Term loan (2)	LIBOR + 2.00%	2027	215	215
Finance lease and other obligations	Various	Various	2	2
Unamortized premiums, net			6	6
Unamortized debt issuance costs			(54)	(53)
Total long-term debt			2,155	2,156
Note payable - affiliate	4.728%	2022	$1,215	1,187
_______________________________________________________________________________
(1)As of March 31, 2022.
(2)Qwest Corporation's Term Loan had interest rates of 2.460% and 2.110% as of March 31, 2022 and December 31, 2021, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2022 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable-affiliate) maturing during the following years:

(Dollars in millions)
2022 (remaining nine months)	$—
2023	—
2024	—
2025	250
2026	—
2027 and thereafter	1,953
Total long-term debt	$2,203

Note Payable - Affiliate

Qwest Corporation is currently indebted to an affiliate of our ultimate parent company, Lumen Technologies, Inc., under a revolving promissory note that provides Qwest Corporation with a funding commitment of up to $965 million in aggregate principal amount (the "Intercompany Note"). The outstanding principal balance owed by Qwest Corporation under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding principal balance during the respective interest period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries. As of March 31, 2022 and December 31, 2021, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under "Note payable - affiliate". In accordance with the terms of the Intercompany Note, interest shall be assessed on June 30th and December 31st (an "Interest Period"). Any assessed interest for an Interest Period that remains unpaid on the last day of the subsequent Interest Period is to be capitalized on such date and is to begin accruing interest. Through March 31, 2022, $251 million of such interest has been capitalized since entering into the Intercompany Note. As of March 31, 2022, $14 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.

Compliance

As of March 31, 2022, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

Other

For additional information on our long-term debt and credit facilities, see Note 6—Long-Term Debt and Note Payable - Affiliate to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of March 31, 2022 and December 31, 2021, as well as the input level used to determine the fair values indicated below:

		March 31, 2022		December 31, 2021
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$2,153	2,219	2,154	2,298

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at March 31, 2022 aggregated to approximately $19 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial within the next twelve months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

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

The matters listed in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 14—Commitments, Contingencies and Other Items to the financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(8) Dividends

From time to time we may declare and pay dividends to our direct parent company, QSC, sometimes in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not currently limit the amount of dividends we can pay to QSC.

During the three months ended March 31, 2022 we paid no dividends to QSC and $300 million during the three months ended March 31, 2021. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

(9) Other Financial Information

Other Current Assets

The following table presents details of other current assets in our consolidated balance sheets:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Prepaid expenses	$63	50
Contract acquisition costs	41	43
Contract fulfillment costs	31	31
Receivable for sale of land	49	56
Other	7	7
Total other current assets	$191	187

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities in our consolidated balance sheets:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Unrecognized tax benefits	$439	435
Deferred revenue	95	111
Noncurrent operating lease liability	59	63
Other	64	61
Total other noncurrent liabilities	$657	670

(10) Labor Union Contracts

As of March 31, 2022, approximately 44% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). There are no collective bargaining agreements that are scheduled to expire over the twelve month period ending March 31, 2023. We believe relations with our employees continue to be generally good.

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

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2021, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

We are an integrated facilities-based communications company engaged primarily in providing an array of communications products and services to our business and mass markets customers. Our specific products and services are detailed in Note 3—Revenue Recognition in Item 1 of Part I of this report and below under the heading "Products, Services and Revenue".

Our ultimate parent company, Lumen Technologies, Inc., has cash management arrangements or loan arrangements with a majority of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management or loan arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by Lumen's service company affiliate. From time to time we may declare and pay dividends to QSC, our direct parent, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. We report the balance of these transfers on our consolidated balance sheet as advances to affiliates.

At March 31, 2022, we served approximately 2.7 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

Impact of COVID-19 Pandemic

As previously described in greater detail in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, in response to the safety and economic challenges arising out of the COVID-19 pandemic and in a continued attempt to mitigate the negative impact on our stakeholders, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities. As vaccination rates increase, we expect to continue revising our responses to the pandemic or take additional steps necessary to adjust to changed circumstances.

Social distancing, business and school closures, travel restrictions, and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. Additionally, as discussed in further detail in our prior reports, the pandemic resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in overtime expenses, (iii) operational challenges resulting from component shortages and certain other supplies that we use in our business, and (iv) delays in our cost transformation initiatives. We also experienced delayed decision-making by certain of our customers during 2021. Thus far, these changes have not materially impacted our financial performance or financial position. However, we continue to monitor global disruptions and work with our vendors to mitigate supply chain risks.

We reopened our offices in April 2022 under a "hybrid" working environment, which will permit some of our employees the flexibility to work remotely at least some of the time for the foreseeable future.

Products, Services and Revenue

We categorize our products, services and revenue among the following categories:

•Voice and Other, which include primarily local voice services, private line, and other legacy services. This category also includes federal and state support payments. These support payments are government subsidies designed to compensate us for providing certain broadband and communications services in high-cost areas or at discounts to low-income, educational, and healthcare customers. This revenue included Connect America Fund Phase II ("CAF II") support payments, which we received through December 31, 2021, when the program ended.

•Fiber Infrastructure Services, which include high speed, fiber-based and lower speed DSL-based broadband services to residential and small business customers, and optical network services;

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

Results of Operations

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Operating revenue	$1,656	1,792
Operating expenses	903	1,057
Operating income	753	735
Total other expense, net	(46)	(85)
Income before income taxes	707	650
Income tax expense	179	168
Net income	$528	482

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen's business included in Lumen's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories:

	Three Months Ended March 31,		% Change
	2022	2021
	(Dollars in millions)
Voice and Other	$460	543	(15)%
Fiber Infrastructure	498	504	(1)%
IP and Data Services	117	123	(5)%
Affiliate Services	581	622	(7)%
Total operating revenue	$1,656	1,792	(8)%

Total operating revenue decreased by $136 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease was primarily due to (i) decreases in our voice, traditional broadband and ethernet services, (ii) a $23 million net reduction in CAF II revenue during the three months ended March 31, 2022 compared to the same period in 2021, resulting from a decrease of $36 million due to the conclusion of the CAF II program on December 31, 2021, partially offset by our recognition of $13 million of non-cash revenue release related to CAF II support payments received through the end of 2021 based on our final buildout and filing submissions. Affiliate services revenue also decreased due to a reduction in the number of employees providing services to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,		% Change
	2022	2021
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$408	439	(7)%
Selling, general and administrative	109	107	2%
Operating expenses - affiliates	176	194	(9)%
Depreciation and amortization	210	317	(34)%
Total operating expenses	$903	1,057	(15)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased $31 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease was primarily due to reductions in salaries and wages and employee-related expenses resulting from lower headcount.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily due a gain on the sale of assets in the first quarter ending March 31, 2021, partially offset by lower property taxes.

Operating Expenses - Affiliates

Operating expenses - affiliates decreased by $18 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease was primarily due to a decrease in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended March 31,		% Change
	2022	2021
	(Dollars in millions)
Depreciation	$191	207	(8)%
Amortization	19	110	(83)%
Total depreciation and amortization	$210	317	(34)%

Depreciation expense decreased by $16 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Depreciation expense decreased $22 million due to the early retirement of certain copper-based infrastructure during the fourth quarter of 2021, offset by a $4 million increase due to net growth in depreciable assets and a $2 million increase from the impact of annual rate depreciable life changes.

Amortization expense decreased by $91 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due a decrease of $88 million as a result of customer relationships becoming fully amortized at the end of the first quarter of 2021, as well as a $3 million decrease from the impact of annual rate depreciable life changes.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended March 31,		% Change
	2022	2021
	(Dollars in millions)
Interest expense	$(27)	(48)	(44)%
Interest expense - affiliate, net	(24)	(31)	(23)%
Other income (expense), net	5	(6)	nm
Total other expense, net	$(46)	(85)	(46)%
Income tax expense	$179	168	7%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $21 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease in interest expense was primarily due to the decrease in average long-term debt from $3.2 billion to $2.2 billion and the decrease in our average interest rate from 6.44% to 6.28% for the three months ended March 31, 2021 compared to the three months ended March 31, 2022.

Interest Expense - Affiliate, Net

Interest expense - Affiliate, net decreased by $7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease in interest expense - affiliates, net was due primarily to decreases in the average outstanding advances from our affiliates, which incur interest at the same rate as the note payable to our affiliate. See Note 5—Long-Term Debt and Note Payable - Affiliate.

Other Income (Expense), Net

The following tables summarize our total other income (expense), net:

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollars in millions)
Loss on extinguishment of debt	$—	(8)	nm
Other income, net	5	2	150%
Total other income (expense), net	$5	(6)	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Income Tax Expense

For the three months ended March 31, 2022 and March 31, 2021 our effective tax rates were 25.3% and 25.8%, respectively.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

We are an indirectly wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

Our ultimate parent company, Lumen Technologies, Inc., has cash management arrangements or loan arrangements with a majority of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management or loan arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by Lumen's service company affiliate. From time to time we may declare and pay dividends to QSC, our direct parent, sometimes in excess of our earnings to the extent permitted by applicable law, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. Our debt covenants do not currently limit the amount of dividends we can pay to QSC. Given our cash management arrangement with our ultimate parent, Lumen Technologies, Inc., and the resulting amounts due to us from Lumen Technologies, Inc., a significant component of our liquidity is dependent upon Lumen's ability to repay its obligation to us.

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

For more information on our capital spending, see "Cash Flow Activities" below and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Debt and Other Financing Arrangements

As of March 31, 2022, we had a face amount of approximately $2.2 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net, unamortized debt issuance costs, and note payable-affiliate). None of our outstanding debt is due in the next 12 months (excluding finance lease obligations).

Subject to market conditions, and to the extent feasible, Qwest Corporation may issue debt securities, from time to time in the future primarily to refinance a portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors.

As of the date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Ba2
Fitch Ratings	BB

Lumen's and Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies. For additional information regarding Lumen's and Qwest Corporation's funding arrangements, see Risk Factors—Financial Risks in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Note Payable - Affiliate

The Intercompany Note (as defined in Note 5—Long-Term Debt and Note Payable - Affiliate) was entered into between Qwest Corporation and an affiliate of our ultimate parent company, Lumen Technologies, Inc., in the amount of $965 million. The outstanding principal balance owed by us under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on June 30, 2022. Interest is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries. As of March 31, 2022, the weighted average interest rate was 4.728%. As of March 31, 2022 and December 31, 2021, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of March 31, 2022, $14 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets.

For additional information about our indebtedness, see Note 5—Long-Term Debt and Note Payable - Affiliate.

Dividends

We periodically pay dividends to QSC, our direct parent company, which reduce our capital resources for debt repayments and other purposes. For additional information, see (i) our consolidated statements of cash flows and stockholder's equity, (ii) Note 8—Dividends and (iii) the discussion above under the heading "Overview".

Pension and Post-retirement Benefit Obligations

Lumen Technologies is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2021, the accounting unfunded status of Lumen's qualified defined benefit pension plan and qualified post-retirement benefit plans was approximately $1.1 billion and approximately $2.8 billion, respectively. For additional information about Lumen's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pension and Post-Retirement Benefit Obligations" in Item 7 of Lumen's Annual Report on Form 10-K for the year ended December 31, 2021 and see Note 11—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.

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

Benefits paid by Lumen's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, Lumen Technologies does not expect any contributions to be required for their qualified pension plan during 2022. The amount of required contributions to Lumen's qualified pension plan in 2022 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Lumen Technologies occasionally makes voluntary contributions in addition to required contributions and reserves the right to do so in the future. Lumen Technologies has advised that it does not expect to make a voluntary contribution to the trust of the qualified pension plan in 2022.

Substantially all of Lumen's post-retirement health care and life insurance benefits plans are unfunded and are paid by Lumen Technologies with available cash.

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the three months ended March 31, 2022, we made net settlement payments of $15 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2022, we expect to make aggregate settlement payments of $61 million to QCII under the plan.

For 2022, Lumen's expected annual long-term rate of return on pension plan assets is 5.5%. However, actual returns could be substantially different.

For additional information, see “Risk Factors—Financial Risks” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

Connect America Fund & Rural Digital Opportunity Fund

Between 2015 and 2021, Lumen received approximately $500 million annually through CAF Phase II, a program that ended on December 31, 2021. Our share of this CAF Phase II funding was approximately $145 million annually. In connection with the CAF II funding, we were required to meet certain specified infrastructure buildout requirements in 13 states by the end of 2021, which required substantial capital expenditures. In the first quarter of 2022, we recognized $13 million of previously deferred revenue related to the conclusion of the CAF program based upon our final buildout and filing submissions. The government has the right to audit our compliance with the CAF program and the ultimate outcome of any remaining examinations is unknown, but could result in a liability to us in excess of our reserve accruals established for these matters.

In early 2020, the FCC created the Rural Digital Opportunity Fund ( the " RDOF"), which is a new federal support program designed to replace the CAF Phase II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. Lumen Technologies won bids for RDOF Phase I support payments of $26 million annually. Lumen expects support payments under the RDOF Phase I program will begin soon after its anticipated receipt of the FCC's approval of its pending applications for each state. Assuming Lumen timely completes its pending divestiture of its incumbent local exchange ("ILEC") business, it is expected a portion of these payments will accrue to the purchaser of that business. See "Note 2—Planned Divestiture of the Latin American and ILEC Businesses" in Item 1 of Part I of Lumen's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

For additional information on these programs, see (i) "Business—Regulation of Our Business—Universal Service" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and (ii) "Risk Factors—Legal and Regulatory Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. In November 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, the U.S. Department of Commerce is still developing guidance regarding these grants, so it is premature to speculate on the potential impact of this legislation on us.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		$ Change
	2022	2021
	(Dollars in millions)
Net cash provided by operating activities	$687	814	(127)
Net cash used in investing activities	$(625)	(211)	414
Net cash used in financing activities	$(55)	(607)	(552)

Operating Activities

Net cash provided by operating activities decreased by $127 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to lower net income adjusted for non-cash expenses and gains, as well as increased payments on accounts payable. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

Investing Activities

Net cash used in investing activities increased by $414 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to a net increase in advances to affiliates.

Financing Activities

Net cash used in financing activities decreased by $552 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to lower repayments of long-term debt and lower dividends paid to QSC.

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

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of March 31, 2022.

Market Risk

As of March 31, 2022, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2022, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of March 31, 2022, we did not hold or issue derivative financial instruments for trading or speculative purposes.

At March 31, 2022, we had approximately $2.0 billion (excluding finance lease and other obligations) of long-term debt outstanding which bears interest at fixed rates and is therefore not exposed to interest rate risk. At March 31, 2022, we had $215 million floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $2 million. At March 31, 2022, we had approximately $1.2 billion in debt, which was owed to an affiliate of our ultimate parent, Lumen Technologies, Inc. The note payable-affiliate bears interest at a variable rate, which is based on a weighted average per annum interest rate of Lumen's outstanding borrowings for the interest period and therefore is exposed to potential interest rate risk.

Certain shortcomings are inherent in the method of analysis in evaluating our market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. Our analyses only incorporate the risk exposures that existed at March 31, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of March 31, 2022, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 7—Commitments, Contingencies and Other Items included in Item 1 of Part I of this report is incorporated herein by reference. The ultimate outcome of the matters described in Note 7 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended March 31, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2022.

QWEST CORPORATION
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)