Form 10-Q
period 2022-06-30
QWEST CORP
filed 2022-08-04
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On August 4, 2022, there was one share of common stock outstanding.

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

•changes in customer demand for our products and services, including increased demand for high-speed data transmission services;

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

•our ability to collect our receivables from, or continue to do business with, financially troubled customers;

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

•continuing uncertainties regarding the impact that COVID-19 disruptions could have on our business, operations, cash flows and corporate initiatives;

•the effects of adverse weather, terrorism, epidemics, pandemics, rioting, societal unrest, or other natural or man-made disasters or disturbances;

•the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•the effects of changes in interest rates and inflation;

•the effects of more general factors such as changes in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geopolitical conditions; and

•other risks referenced in the "Risk Factors" section of this report or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,049	1,147	2,124	2,317
Operating revenue—affiliates	583	577	1,164	1,199
Total operating revenue	1,632	1,724	3,288	3,516
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	414	440	822	879
Selling, general and administrative	114	106	223	213
Operating expenses—affiliates	184	190	360	384
Depreciation and amortization	213	231	423	548
Total operating expenses	925	967	1,828	2,024
OPERATING INCOME	707	757	1,460	1,492
OTHER (EXPENSE) INCOME
Interest expense	(29)	(47)	(56)	(95)
Interest expense—affiliate, net	(17)	(31)	(41)	(62)
Other income (expense), net	—	2	5	(4)
Total other expense, net	(46)	(76)	(92)	(161)
INCOME BEFORE INCOME TAX EXPENSE	661	681	1,368	1,331
Income tax expense	169	172	348	340
NET INCOME	$492	509	1,020	991
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2022	December 31, 2021
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5	2
Accounts receivable, less allowance of $31 and $38	297	301
Advances to affiliates	993	—
Other	134	187
Total current assets	1,429	490
Property, plant and equipment, net of accumulated depreciation of $7,229 and $6,879	8,202	8,180
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Other intangible assets, net	170	199
Other, net	135	141
Total goodwill and other assets	9,665	9,700
TOTAL ASSETS	$19,296	18,370
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$238	206
Advances from affiliates	—	55
Note payable - affiliate	1,215	1,187
Accrued expenses and other liabilities
Salaries and benefits	104	138
Income and other taxes	91	94
Other	152	182
Current portion of deferred revenue	173	174
Total current liabilities	1,973	2,036
LONG-TERM DEBT	2,155	2,156
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,273	1,276
Affiliate obligations, net	584	597
Other	656	670
Total deferred credits and other liabilities	2,513	2,543
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	2,605	1,585
Total stockholder's equity	12,655	11,635
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$19,296	18,370
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,020	991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	423	548
Deferred income taxes	(3)	(16)
Provision for uncollectible accounts	16	12
Accrued interest on affiliate note	28	28
Net loss on early retirement of debt	—	8
Changes in current assets and liabilities:
Accounts receivable	(12)	25
Accounts payable	(16)	(23)
Accrued income and other taxes	(3)	15
Other current assets and liabilities, net	(65)	(52)
Changes in other noncurrent assets and liabilities, net	(9)	2
Changes in affiliate obligations, net	(26)	(9)
Other, net	5	21
Net cash provided by operating activities	1,358	1,550
INVESTING ACTIVITIES
Capital expenditures	(350)	(372)
Changes in advances to affiliates	(993)	—
Proceeds from sale of property, plant and equipment and other assets	42	9
Net cash used in investing activities	(1,301)	(363)
FINANCING ACTIVITIES
Payments of long-term debt	—	(235)
Dividends paid	—	(570)
Changes in advances from affiliates	(55)	(389)
Net cash used in financing activities	(55)	(1,194)
Net increase (decrease) in cash, cash equivalents and restricted cash	2	(7)
Cash, cash equivalents and restricted cash at beginning of period	4	15
Cash, cash equivalents and restricted cash at end of period	$6	8
Supplemental cash flow information:
Income taxes paid, net	$(343)	(352)
Interest paid (net of capitalized interest of $13 and $9)	$(56)	(97)
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5	7
Restricted cash - noncurrent	1	1
Total	$6	8
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	2,113	230	1,585	48
Net income	492	509	1,020	991
Dividends declared and paid to Qwest Services Corporation	—	(270)	—	(570)
Balance at end of period	2,605	469	2,605	469
TOTAL STOCKHOLDER'S EQUITY	$12,655	10,519	12,655	10,519
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

Leases

On January 1, 2022, we adopted ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” (“ASU 2021-05”). This ASU (i) amends the lease classification requirements for lessors to align them with practice under ASC Topic 840, (ii) provides criteria for lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease; and (iii) provides guidance with respect to net investments by lessors under operating leases and other related topics. The adoption of ASU 2021-05 did not have a material impact to our consolidated financial statements.

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

Investments

On January 1, 2021, we adopted ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” ("ASU 2020-01”). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of June 30, 2022, we determined there was no application or discontinuation of the equity method during the reporting periods covered by this report. The adoption of ASU 2020-01 did not have an impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). These amendments eliminate the TDR recognition and measurement guidance, enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2020-02 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of June 30, 2022, we do not expect ASU 2022-02 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” (ASU 2022-01). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. ASU 2020-01 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of June 30, 2022, we do not expect ASU 2022-01 to have an impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of June 30, 2022, we do not expect ASU 2021-08 to have an impact to our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides option guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through June 30, 2022, we do not expect ASU 2021-01 to have a material impact to our consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $— and $5,699 (1)	$—	—
Other intangible assets, less accumulated amortization of $1,892 and $1,876	170	199
Total other intangible assets, net	$170	199
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

As of June 30, 2022, the gross carrying amount of goodwill, customer relationships and other intangible assets was $11.4 billion. The amortization expense for finite-lived intangible assets for the three months ended June 30, 2022 and 2021 totaled $20 million and $22 million, respectively. The amortization expense for finite-lived intangible assets for the six months ended June 30, 2022 and 2021 totaled $39 million and $132 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2022 through 2026 will be as follows:

(Dollars in millions)
2022 (remaining six months)	$38
2023	60
2024	32
2025	14
2026	8

(3) Revenue Recognition

We categorize our products, services and revenue among the following categories:
•Voice and Other, which include primarily local voice services, private line and other legacy services. This category also includes federal and state support payments. These support payments are government subsidies designed to compensate us for providing certain broadband and communications services in high-cost areas or at discounts to low-income, educational, and healthcare customers. This revenue included the FCC's Connect America Fund Phase II ("CAF II") support payments, which we received through December 31, 2021, when the program ended.

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Fiber Infrastructure	$496	(33)	463	501	(29)	472
Voice and Other	442	(47)	395	530	(83)	447
IP and Data Services	111	—	111	116	—	116
Affiliate Services	583	(12)	571	577	(6)	571
Total Revenue	$1,632	(92)	1,540	1,724	(118)	1,606

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Fiber Infrastructure	$994	(67)	927	1,005	(60)	945
Voice and Other	902	(106)	796	1,073	(168)	905
IP and Data Services	228	—	228	239	—	239
Affiliate Services	1,164	(23)	1,141	1,199	(9)	1,190
Total revenue	$3,288	(196)	3,092	3,516	(237)	3,279
____________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

Operating Lease Revenue

Qwest leases various data transmission capacity, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease revenue are included in operating revenue in our consolidated statements of operations.

For the three months ended June 30, 2022 and 2021, our gross rental income was $88 million and $78 million, respectively, which represents approximately 5% of our operating revenue for both periods. For the six months ended June 30, 2022 and 2021, our gross rental income was $176 million and $157 million, which represents approximately 5% and 4%, respectively, our operating revenue for six months ended June 30, 2022 and 2021.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Customer receivables (1)	$287	298
Contract assets	10	10
Contract liabilities	333	317
______________________________________________________________________
(1)Reflects gross customer receivables, including gross affiliate receivables, of $310 million and $328 million, net of allowance for credit losses of $23 million and $30 million, at June 30, 2022 and December 31, 2021, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three and six months ended June 30, 2022, we recognized $14 million and $164 million, respectively, of revenue that was included in contract liabilities of $317 million as of January 1, 2022. During the three and six months ended June 30, 2021, we recognized $12 million and $175 million, respectively, of revenue that was included in contract liabilities of $300 million as of January 1, 2021.

Performance Obligations

As of June 30, 2022, we expect to recognize approximately $209 million of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. We expect to recognize approximately 93% of this revenue through 2024.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$63	47	69	52
Costs incurred	12	10	13	6
Amortization	(13)	(10)	(14)	(9)
End of period balance	$62	47	68	49

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning Balance	$64	$47	73	$54
Cost Incurred	25	19	24	12
Amortization	(27)	(19)	(29)	(17)
Ending Balances	$62	47	68	49

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

(4) Credit Losses on Financial Instruments

In accordance with ASC 326, "Financial Instruments - Credit Losses," we aggregate financial assets with similar risk characteristics to align our expected credit losses with the credit quality or deterioration over the life of such assets. We periodically monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change. We separately evaluate financial assets that do not share risk characteristics with other financial assets. Our financial assets measured at amortized cost primarily consist of accounts receivable.

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

If there is an unexpected deterioration of a customer's financial condition or an unexpected change in economic conditions, including macroeconomic events, we assess the need to adjust the allowance for credit losses. Any such resulting adjustments would affect earnings in the period that adjustments are made.

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the six months ended June 30, 2022:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2021	$19	19	38
Provision for expected losses	7	9	16
Write-offs charged against the allowance	(8)	(16)	(24)
Recoveries collected	1	—	1
Ending balance at June 30, 2022	$19	12	31

(5) Long-Term Debt and Note Payable - Affiliate

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance lease and other obligations, unamortized premiums, net, unamortized debt issuance costs and (ii) note payable - affiliate:

	Interest Rates (1)	Maturities (1)	June 30, 2022	December 31, 2021
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2025 - 2057	$1,986	1,986
Term loan (2)	LIBOR + 2.00%	2027	215	215
Finance lease and other obligations	Various	Various	2	2
Unamortized premiums, net			5	6
Unamortized debt issuance costs			(53)	(53)
Total long-term debt			$2,155	2,156
Note payable - affiliate	4.436%	2027	$1,215	1,187
_______________________________________________________________________________
(1)As of June 30, 2022.
(2)Qwest Corporation's Term Loan had interest rates of 3.670% and 2.110% as of June 30, 2022 and December 31, 2021, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2022 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable-affiliate) maturing during the following years:

(Dollars in millions)
2022 (remaining six months)	$—
2023	—
2024	—
2025	250
2026	—
2027 and thereafter	1,953
Total long-term debt	$2,203

Note Payable - Affiliate

On June 30, 2022, Qwest Corporation entered into an amended and restated revolving promissory note ("Intercompany Note") with an affiliate of our ultimate parent company, Lumen Technologies, Inc. ("Lender"), that replaces the previous revolving promissory agreement that was scheduled to mature on June 30, 2022 ("Prior Intercompany Note"). The Intercompany Note, as amended, provides Qwest Corporation with a funding commitment of up to $2.0 billion, of which $1.2 billion is outstanding as of June 30, 2022. The outstanding balance includes $965 million of the original principal amount of the Prior Intercompany Note plus the total capitalized unpaid interest since inception of the Prior Intercompany Note. The outstanding principal balance owed by Qwest Corporation under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on the maturity date. The Intercompany Note has an initial maturity date of June 30, 2027, but will automatically renew for an unlimited number of successive 12-month periods unless the Lender provides notice of its intent not to renew at least 30 days prior to the initial maturity date or each subsequent maturity date. As of June 30, 2022 and December 31, 2021, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under "Note payable - affiliate".

In accordance with the terms of the amended Intercompany Note, interest shall be assessed every six months ending on June 30th and December 31st (an "Interest Period") and shall be paid within 30 days of the end of the respective Interest Period. Interest is accrued on the outstanding principal balance during the respective Interest Period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries. As of June 30, 2022, $28 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.

Compliance

As of June 30, 2022, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of June 30, 2022 and December 31, 2021, as well as the input level used to determine the fair values indicated below:

		June 30, 2022		December 31, 2021
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$2,153	2,109	2,154	2,298

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at June 30, 2022 aggregated to approximately $16 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

During the six months ended June 30, 2022, we declared and paid no dividends to QSC. During the six months ended June 30, 2021, we declared and paid dividends of $570 million to QSC. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

(9) Other Financial Information

Other Current Assets

The following table presents details of other current assets in our consolidated balance sheets:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Prepaid expenses	$57	50
Contract acquisition costs	40	43
Contract fulfillment costs	31	31
Receivable for sale of land	—	56
Other	6	7
Total other current assets	$134	187

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities in our consolidated balance sheets:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Unrecognized tax benefits	$443	435
Deferred revenue	90	111
Noncurrent operating lease liability	57	63
Other	66	61
Total other noncurrent liabilities	$656	670

(10) Labor Union Contracts

As of June 30, 2022, approximately 45% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 1% of our represented employees are subject to collective bargaining agreements that are scheduled to expire within the 12 month period ending June 30, 2023. We believe relations with our employees continue to be generally good.

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

At June 30, 2022, we served approximately 2.6 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

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

Social distancing, business and school closures, travel restrictions, and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. Additionally, as discussed in further detail in our prior reports, the pandemic resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in overtime expenses, (iii) operational challenges resulting from shortages of certain components and other supplies that we use in our business, and (iv) delays in our cost transformation initiatives. We also experienced delayed decision-making by certain of our customers during 2021. Thus far, these changes have not materially impacted our financial performance or financial position. However, we continue to monitor global disruptions and work with our vendors to mitigate supply chain risks.

We reopened our offices in April 2022 under a "hybrid" working environment, which will permit some of our employees the flexibility to work remotely at least some of the time for the foreseeable future.

Products, Services and Revenue

We categorize our products, services and revenue among the following categories:

•Voice and Other, which include primarily local voice services, private line, and other legacy services. This category also includes federal and state support payments. These support payments are government subsidies designed to compensate us for providing certain broadband and communications services in high-cost areas or at discounts to low-income, educational, and healthcare customers. This revenue included the FCC's Connect America Fund Phase II ("CAF II") support payments, which we received through December 31, 2021, when the program ended.

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

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Operating revenue	$1,632	1,724	3,288	3,516
Operating expenses	925	967	1,828	2,024
Operating income	707	757	1,460	1,492
Total other expense, net	(46)	(76)	(92)	(161)
Income before income taxes	661	681	1,368	1,331
Income tax expense	169	172	348	340
Net income	$492	509	1,020	991

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen's business included in Lumen's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories:

	Three Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Fiber Infrastructure	$496	501	(1)%
Voice and Other	442	530	(17)%
IP and Data Services	111	116	(4)%
Affiliate Services	583	577	1%
Total operating revenue	$1,632	1,724	(5)%

	Six Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Fiber Infrastructure	$994	1,005	(1)%
Voice and Other	902	1,073	(16)%
IP and Data Services	228	239	(5)%
Affiliate Services	1,164	1,199	(3)%
Total operating revenue	$3,288	3,516	(6)%

Total operating revenue decreased by $92 million and $228 million, respectively, for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. The decreases were primarily due to (i) decreases in our voice, traditional broadband and ethernet services in both periods, (ii) a $37 million reduction in CAF II revenue for the three months ended June 30, 2022 compared to the same period in 2021 due to the conclusion of the CAF II program on December 31, 2021, and (iii) a $60 million reduction in CAF II revenue, net of a non-cash revenue release related to CAF II support payments received through the end of 2021 based on our final buildout and filing submissions, for the six months ended June 30, 2022 as compared to the same period in 2021. Affiliate services revenue also decreased for the six months ended June 30, 2022 due to a reduction in the number of employees providing services to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$414	440	(6)%
Selling, general and administrative	114	106	8%
Operating expenses - affiliates	184	190	(3)%
Depreciation and amortization	213	231	(8)%
Total operating expenses	$925	967	(4)%

	Six Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$822	879	(6)%
Selling, general and administrative	223	213	5%
Operating expenses - affiliates	360	384	(6)%
Depreciation and amortization	423	548	(23)%
Total operating expenses	$1,828	2,024	(10)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased $26 million and $57 million, respectively, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. The decrease for both periods was primarily due to primarily due to reductions in salaries and wages and employee-related expenses resulting from lower headcount.

Selling, General and Administrative

Selling, general and administrative expenses increased by $8 million and $10 million, respectively, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. The increase for both periods was primarily due to an increase in bad debt expense. For the six months ended June 30, 2022, the additional increase is due primarily to a gain on the sale of assets in 2021, partially offset by lower property taxes.

Operating Expenses - Affiliates

Operating expenses - affiliates decreased by $6 million and $24 million, respectively, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. The decrease in both periods was primarily due to a decrease in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Depreciation	$193	209	(8)%
Amortization	20	22	(9)%
Total depreciation and amortization	$213	231	(8)%

	Six Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Depreciation	$384	416	(8)%
Amortization	39	132	(70)%
Total depreciation and amortization	$423	548	(23)%

Depreciation expense decreased by $16 million and $32 million, respectively, for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 primarily due to a decrease of $22 million and $45 million, respectively, resulting from the early retirement of certain copper-based infrastructure during the fourth quarter of 2021. The decreases for the three and six month periods were offset by an increase of $5 million and $10 million, respectively, due to net growth in depreciable assets, and an increase of $1 million and $3 million, respectively, from the impact of annual rate depreciable life changes.

Amortization expense decreased by $2 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due primarily to the impact of annual rate depreciable life changes. Amortization expense decreased by $93 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due primarily to a decrease of $88 million resulting from customer relationships becoming fully amortized at the end of the first quarter of 2021 and a decrease of $5 million due to the impact of annual rate depreciable life changes.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Interest expense	$(29)	(47)	(38)%
Interest expense - affiliate, net	(17)	(31)	(45)%
Other income, net	—	2	nm
Total other expense, net	$(46)	(76)	(39)%
Income tax expense	$169	172	(2)%

	Six Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Interest expense	$(56)	(95)	(41)%
Interest expense - affiliate	(41)	(62)	(34)%
Other income (expense), net	5	(4)	nm
Total other expense, net	$(92)	(161)	(43)%
Income tax expense	$348	340	2%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $18 million and $39 million, respectively, for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. The decrease in interest expense was primarily due to (i) a decrease in average long-term debt from $3.1 billion to $2.2 billion and the decrease in our average interest rate from 6.42% to 6.37% for the three months ended June 30, 2021 compared to the three months ended June 30, 2022, and (ii) a decrease in average long-term debt from $3.2 billion to $2.2 billion and the decrease in our average interest rate from 6.44% to 6.35% for the six months ended June 30, 2021 compared to the six months ended June 30, 2022.

Interest Expense - Affiliate, Net

Interest expense - Affiliate, net decreased by $14 million and $21 million for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. The decrease in interest expense - affiliates, net for both periods was due primarily to decreases in the average outstanding advances from our affiliates, which incur interest at the same rate as the note payable to our affiliate. See Note 5—Long-Term Debt and Note Payable - Affiliate.

Other Income (Expense), Net

The following tables summarize our total other income (expense), net:

	Three Months Ended June 30,
	2022	2021	% Change
	(Dollars in millions)
Other income	$—	2	nm
Total other income, net	$—	$2	nm

	Six Months Ended June 30,
	2022	2021	% Change
	(Dollars in millions)
Loss on extinguishment of debt	$—	(8)	nm
Other income, net	5	4	25%
Total other income (expense), net	$5	(4)	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Income Tax Expense

For the three and six months ended June 30, 2022 our effective tax rates were 25.6% and 25.4%, respectively. For the three and six months ended June 30, 2021 our effective tax rates were 25.3% and 25.5%, respectively.

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

Debt and Other Financing Arrangements

As of June 30, 2022, we had a face amount of approximately $2.2 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net, unamortized debt issuance costs, and note payable-affiliate). None of our outstanding debt is due in the next 12 months (excluding finance lease obligations).

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

Note Payable - Affiliate

The Intercompany Note (as defined in Note 5—Long-Term Debt and Note Payable - Affiliate) between Qwest Corporation and an affiliate of our ultimate parent company, Lumen Technologies, Inc., was amended and restated on June 30, 2022. The Intercompany Note, as amended, provides Qwest Corporation with a funding commitment of up to $2.0 billion, of which $1.2 billion is outstanding as of June 30, 2022. The outstanding principal balance owed by us under the Intercompany Note and the accrued interest thereon is due and payable on demand, but if no demand is made, then on the maturity date. The Intercompany Note has an initial maturity date of June 30, 2027, but will automatically renew for an unlimited number of successive 12-month periods unless the Lender provides notice of its intent not to renew at least 30 days prior to the initial maturity date or each subsequent maturity date. As of June 30, 2022 and December 31, 2021, the Intercompany Note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate.

Interest on the Intercompany Note is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries. As of June 30, 2022, the weighted average interest rate was 4.436% and $28 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets.

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

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the six months ended June 30, 2022, we made net settlement payments of $31 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2022, we expect to make aggregate settlement payments of $61 million to QCII under the plan.

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

In early 2020, the FCC created the Rural Digital Opportunity Fund ( the "RDOF"), which is a new federal support program designed to replace the CAF Phase II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. Lumen Technologies won bids for RDOF Phase I support payments of $26 million annually. Lumen's support payments under the RDOF Phase I program commenced during the second quarter of 2022, our share of which is not material. Assuming Lumen timely completes its pending divestiture of its incumbent local exchange ("ILEC") business, it is expected a portion of these payments will accrue to the purchaser of that business. See "Note 2—Recently Completed Divestiture of the Latin American Business and Planned Divestiture of ILEC Business" in Item 1 of Part I of Lumen's Quarterly Report on Form 10-Q for the period ended June 30, 2022.

For additional information on these programs, see (i) "Business—Regulation of Our Business—Universal Service" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and (ii) "Risk Factors—Legal and Regulatory Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. In November 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps in anticipation of making grants to eligible applicants, so it is premature to speculate on the potential impact of this legislation on us.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		$ Change
	2022	2021
	(Dollars in millions)
Net cash provided by operating activities	$1,358	1,550	(192)
Net cash used in investing activities	$(1,301)	(363)	938
Net cash used in financing activities	$(55)	(1,194)	(1,139)

Operating Activities

Net cash provided by operating activities decreased by $192 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to lower net income adjusted for non-cash items, decreased collections of accounts receivable and other changes in net working capital. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

Investing Activities

Net cash used in investing activities increased by $938 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to an increase in advances to affiliates.

Financing Activities

Net cash used in financing activities decreased by $1.1 billion for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to a decrease in dividends paid to our parent and decreases in repayments of long-term debt and advances from affiliates.

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

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of June 30, 2022.

Market Risk

As of June 30, 2022, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2022, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of June 30, 2022, we did not hold or issue derivative financial instruments for trading or speculative purposes.

At June 30, 2022, we had approximately $2.0 billion (excluding finance lease and other obligations) of long-term debt outstanding which bears interest at fixed rates and is therefore not exposed to interest rate risk. At June 30, 2022, we had $215 million floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $2 million. At June 30, 2022, we had approximately $1.2 billion in debt, which was owed to an affiliate of our ultimate parent, Lumen Technologies, Inc. The note payable-affiliate bears interest at a variable rate, which is based on a weighted average per annum interest rate of Lumen's outstanding borrowings for the interest period and therefore is exposed to potential interest rate risk.

Certain shortcomings are inherent in the method of analysis in evaluating our market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. Our analyses only incorporate the risk exposures that existed at June 30, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of June 30, 2022, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended June 30, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2022.

QWEST CORPORATION
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)