Form 10-Q
period 2022-09-30
QWEST CORP
filed 2022-11-03
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On November 3, 2022, there was one share of common stock outstanding.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,024	1,135	3,148	3,452
Operating revenue—affiliates	594	595	1,758	1,794
Total operating revenue	1,618	1,730	4,906	5,246
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	427	426	1,249	1,305
Selling, general and administrative	138	36	361	249
Operating expenses—affiliates	176	177	536	561
Depreciation and amortization	217	232	640	780
Total operating expenses	958	871	2,786	2,895
OPERATING INCOME	660	859	2,120	2,351
OTHER (EXPENSE) INCOME
Interest expense	(28)	(47)	(84)	(142)
Interest expense—affiliate, net	(14)	(25)	(55)	(87)
Other (expense) income, net	(1)	(3)	4	(7)
Total other expense, net	(43)	(75)	(135)	(236)
INCOME BEFORE INCOME TAX EXPENSE	617	784	1,985	2,115
Income tax expense	158	202	506	542
NET INCOME	$459	582	1,479	1,573
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2022	December 31, 2021
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5	2
Accounts receivable, less allowance of $35 and $38	273	301
Advances to affiliates	231	—
Other	121	187
Total current assets	630	490
Property, plant and equipment, net of accumulated depreciation of $7,415 and $6,879	8,246	8,180
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Other intangible assets, net	154	199
Other, net	133	141
Total goodwill and other assets	9,647	9,700
TOTAL ASSETS	$18,523	18,370
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$204	206
Advances from affiliates	—	55
Note payable - affiliate	—	1,187
Accrued expenses and other liabilities
Salaries and benefits	129	138
Income and other taxes	114	94
Other	127	182
Current portion of deferred revenue	168	174
Total current liabilities	742	2,036
LONG-TERM DEBT	2,155	2,156
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,272	1,276
Affiliate obligations, net	569	597
Other	671	670
Total deferred credits and other liabilities	2,512	2,543
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	3,064	1,585
Total stockholder's equity	13,114	11,635
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$18,523	18,370
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,479	1,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	640	780
Deferred income taxes	(4)	(24)
Provision for uncollectible accounts	42	18
Accrued interest on affiliate note	28	57
Net loss on early retirement of debt	—	8
Changes in current assets and liabilities:
Accounts receivable	(15)	7
Accounts payable	(34)	(19)
Accrued income and other taxes	20	17
Other current assets and liabilities, net	(31)	(113)
Changes in other noncurrent assets and liabilities, net	11	10
Changes in affiliate obligations, net	(69)	(23)
Other, net	7	8
Net cash provided by operating activities	2,074	2,299
INVESTING ACTIVITIES
Capital expenditures	(613)	(557)
Changes in advances to affiliates	(231)	(368)
Proceeds from sale of property, plant and equipment and other assets	42	31
Net cash used in investing activities	(802)	(894)
FINANCING ACTIVITIES
Payment of note payable - affiliate	(1,215)	—
Payments of long-term debt	—	(235)
Dividends paid	—	(570)
Changes in advances from affiliates	(55)	(592)
Net cash used in financing activities	(1,270)	(1,397)
Net increase in cash, cash equivalents and restricted cash	2	8
Cash, cash equivalents and restricted cash at beginning of period	4	15
Cash, cash equivalents and restricted cash at end of period	$6	23
Supplemental cash flow information:
Income taxes paid, net	$(497)	(557)
Interest paid, including affiliate interest (net of capitalized interest of $20 and $14)	$(130)	(129)
Supplemental noncash information of investing activities:
Sale of property, plant and equipment in exchange for receivable	—	56
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5	2
Restricted cash - noncurrent	1	21
Total	$6	23
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	2,605	469	1,585	48
Net income	459	582	1,479	1,573
Dividends declared and paid to Qwest Services Corporation	—	—	—	(570)
Balance at end of period	3,064	1,051	3,064	1,051
TOTAL STOCKHOLDER'S EQUITY	$13,114	11,101	13,114	11,101
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

Investments

On January 1, 2021, we adopted ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” ("ASU 2020-01”). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of September 30, 2022, we determined there was no application or discontinuation of the equity method during the reporting periods covered by this report. The adoption of ASU 2020-01 did not have an impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and potential magnitude of program transactions. ASU 2022-04 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of September 30, 2022, we are reviewing our supplier finance agreements to determine the impact to disclosures in our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). These amendments clarify that a contractual restriction on the sales of an investment in equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of September 30, 2022, we do not expect ASU 2022-03 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). These amendments eliminate the TDR recognition and measurement guidance, enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of September 30, 2022, we do not expect ASU 2022-02 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” (ASU 2022-01). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. ASU 2022-01 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of September 30, 2022, we do not expect ASU 2022-01 to have an impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of September 30, 2022, we do not expect ASU 2021-08 to have an impact to our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides optional expedients for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through September 30, 2022, ASU 2021-01 does not have a material impact to our consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $— and $5,699 (1)	$—	—
Other intangible assets, less accumulated amortization of $1,911 and $1,876	154	199
Total other intangible assets, net	$154	199
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

As of September 30, 2022, the gross carrying amount of goodwill, customer relationships and other intangible assets was $11.4 billion. The amortization expense for finite-lived intangible assets for the three months ended September 30, 2022 and 2021 totaled $20 million and $22 million, respectively. The amortization expense for finite-lived intangible assets for the nine months ended September 30, 2022 and 2021 totaled $59 million and $154 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2022 through 2026 will be as follows:

(Dollars in millions)
2022 (remaining three months)	$19
2023	61
2024	33
2025	15
2026	9

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Fiber Infrastructure	$487	(33)	454	495	(30)	465
Voice and Other	429	(46)	383	522	(83)	439
IP and Data Services	108	—	108	118	—	118
Affiliate Services	594	(11)	583	595	(9)	586
Total Revenue	$1,618	(90)	1,528	1,730	(122)	1,608

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Fiber Infrastructure	$1,481	(100)	1,381	1,500	(90)	1,410
Voice and Other	1,331	(152)	1,179	1,595	(251)	1,344
IP and Data Services	336	—	336	357	—	357
Affiliate Services	1,758	(34)	1,724	1,794	(18)	1,776
Total revenue	$4,906	(286)	4,620	5,246	(359)	4,887
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

For the three months ended September 30, 2022 and 2021, our gross rental income was $87 million and $82 million, respectively, which represents approximately 5% of our operating revenue for both periods. For the nine months ended September 30, 2022 and 2021, our gross rental income was $263 million and $239 million, which represents approximately 5% of our operating revenue for both periods.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Customer receivables (1)	$278	298
Contract assets	9	10
Contract liabilities	341	317
______________________________________________________________________
(1)Reflects gross customer receivables, including gross affiliate receivables, of $305 million and $328 million, net of allowance for credit losses of $27 million and $30 million, at September 30, 2022 and December 31, 2021, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three and nine months ended September 30, 2022, we recognized $14 million and $178 million, respectively, of revenue that was included in contract liabilities of $317 million as of January 1, 2022. During the three and nine months ended September 30, 2021, we recognized $12 million and $187 million, respectively, of revenue that was included in contract liabilities of $300 million as of January 1, 2021.

Performance Obligations

As of September 30, 2022, we expect to recognize approximately $194 million of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. We expect to recognize approximately 91% of this revenue through 2024.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$62	47	68	49
Costs incurred	13	9	12	7
Amortization	(13)	(10)	(14)	(9)
End of period balance	$62	46	66	47

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning Balance	$64	$47	73	$54
Cost Incurred	38	28	36	19
Amortization	(40)	(29)	(43)	(26)
Ending Balances	$62	46	66	47

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

(4) Credit Losses on Financial Instruments

To assess our expected credit losses on financial instruments, we aggregate financial assets with similar risk characteristics to monitor their credit quality or deterioration over the life of such assets. We periodically monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change. We separately evaluate financial assets that do not share risk characteristics with other financial assets. Our financial assets measured at amortized cost primarily consist of accounts receivable.

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

The assessment of the correlation between historical observed default rates, current conditions and forecasted economic conditions requires judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding our allowance for credit losses. The amount of credit loss is sensitive to changes in circumstances and forecasted economic conditions. Our historical credit loss experience, current conditions and forecast of economic conditions may also not be representative of the customers' actual default experience in the future, and we may use methodologies that differ from those used by other companies.

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the nine months ended September 30, 2022:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2021	$19	19	38
Provision for expected losses	11	31	42
Write-offs charged against the allowance	(12)	(35)	(47)
Recoveries collected	2	—	2
Ending balance at September 30, 2022	$20	15	35

(5) Long-Term Debt and Note Payable - Affiliate

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance lease and other obligations, unamortized premiums, net, unamortized debt issuance costs and (ii) note payable - affiliate:

	Interest Rates (1)	Maturities (1)	September 30, 2022	December 31, 2021
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2025 - 2057	$1,986	1,986
Term loan (2)	LIBOR + 2.00%	2027	215	215
Finance lease and other obligations	Various	Various	2	2
Unamortized premiums, net			5	6
Unamortized debt issuance costs			(53)	(53)
Total long-term debt			$2,155	2,156
Note payable - affiliate	4.862%	2027	$—	1,187
_______________________________________________________________________________
(1)As of September 30, 2022.
(2)Qwest Corporation's Term Loan had interest rates of 5.120% and 2.110% as of September 30, 2022 and December 31, 2021, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2022 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable-affiliate) maturing during the following years:

(Dollars in millions)
2022 (remaining three months)	$—
2023	—
2024	—
2025	250
2026	—
2027 and thereafter	1,953
Total long-term debt	$2,203

Note Payable - Affiliate

On June 30, 2022, Qwest Corporation entered into an amended and restated revolving promissory note ("Note Payable - Affiliate") with an affiliate of our ultimate parent company, Lumen Technologies, Inc. ("Lender"), that replaces the previous revolving promissory agreement that was scheduled to mature on June 30, 2022 ("Prior Note Payable - Affiliate"). The Note Payable - Affiliate, as amended, provides Qwest Corporation with a funding commitment of up to $2.0 billion. Any outstanding principal balance owed by Qwest Corporation under the Note Payable - Affiliate and the accrued interest thereon is due and payable on demand, but if no demand is made, then on the maturity date. The Note Payable - Affiliate has an initial maturity date of June 30, 2027, but will automatically renew for an unlimited number of successive 12-month periods unless the Lender provides notice of its intent not to renew at least 30 days prior to the initial maturity date or each subsequent maturity date.

In accordance with the terms of the amended Note Payable - Affiliate, interest shall be assessed every six months ending on June 30th and December 31st (an "Interest Period") and shall be paid within 30 days of the end of the respective Interest Period. Interest is accrued on the outstanding principal balance during the respective Interest Period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries.

On September 30, 2022, Qwest Corporation repaid the outstanding principal and interest on the Note Payable - Affiliate of approximately $1.2 billion and $43 million, respectively.

Compliance

As of September 30, 2022, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

(6) Fair Value of Financial Instruments

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

We determined the fair values of our long-term debt, including the current portion, based on quoted market prices where available or, if not available, based on inputs other than quoted market prices in active markets that are either directly or indirectly observable such as discounted future cash flows using current market interest rates.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of September 30, 2022 and December 31, 2021, as well as the input level used to determine the fair values indicated below:

		September 30, 2022		December 31, 2021
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$2,153	2,076	2,154	2,298

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at September 30, 2022 aggregated to approximately $16 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

AT&T Proceedings

In August 2022, certain of our indirect affiliates filed a complaint in federal district court in Colorado captioned Central Telephone Company of Virginia, et al, v. AT&T Corp., et al. The suit seeks relief and damages for AT&T’s failure to pay amounts for services it receives. AT&T disputes those claims and has asserted counterclaims alleging breach of contract and seeking declaratory relief. It has requested the court enjoin the plaintiffs (including us) from terminating services for its failure to pay, and it has requested the court transfer the case to federal court in the southern district of New York for further proceedings. Also in August 2022, AT&T filed a separate lawsuit in federal court in the western district of Louisiana, against Central Telephone Company of Virginia, us, and other of our indirect affiliates alleging, among other claims, breach of contract provisions pertaining to network architecture. We and the other plaintiff entities dispute AT&T’s claims.

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

During the nine months ended September 30, 2022, we declared and paid no dividends to QSC. During the nine months ended September 30, 2021, we declared and paid dividends of $570 million to QSC. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

(9) Other Financial Information

Other Current Assets

The following table presents details of other current assets in our consolidated balance sheets:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Prepaid expenses	$45	50
Contract acquisition costs	39	43
Contract fulfillment costs	31	31
Receivable for sale of land	—	56
Other	6	7
Total other current assets	$121	187

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities in our consolidated balance sheets:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Unrecognized tax benefits	$448	435
Deferred revenue	100	111
Noncurrent operating lease liability	53	63
Other	70	61
Total other noncurrent liabilities	$671	670

(10) Labor Union Contracts

As of September 30, 2022, approximately 42% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 1% of our represented employees are subject to collective bargaining agreements that are scheduled to expire within the 12 month period ending September 30, 2023. We believe relations with our employees continue to be generally good.

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

At September 30, 2022, we served approximately 2.6 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

Impact of COVID-19 Pandemic and the Macroeconomic Environment

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

Social distancing, business and school closures, travel restrictions, and macroeconomic changes arising out of the pandemic have impacted us, our customers and our business since March 2020. Additionally, as discussed in further detail in our prior reports, the pandemic and macroeconomic changes arising therefrom have resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in overtime expenses, (iii) operational challenges resulting from shortages of certain components and other supplies that we use in our business, and (iv) delays in our cost transformation initiatives. We have also experienced delayed decision-making by certain of our customers. Thus far, these changes have not materially impacted our financial performance or financial position. However, we continue to monitor global disruptions and work with our vendors to mitigate supply chain risks.

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

•Voice and Other, which include primarily local voice services, private line, and other legacy services. This category also includes federal and state support payments. These support payments are government subsidies designed to compensate us for providing certain broadband and communications services in high-cost areas or at discounts to low-income, educational, and healthcare customers. This revenue included the FCC's Connect America Fund Phase II ("CAF II") support payments, which we received through December 31, 2021, when the program ended;

•IP and Data Services, which consist primarily of Ethernet services; and

•Affiliate Services, which are communications services that we also provide to external customers. In addition, we provide to our affiliates application development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Operating revenue	$1,618	1,730	4,906	5,246
Operating expenses	958	871	2,786	2,895
Operating income	660	859	2,120	2,351
Total other expense, net	(43)	(75)	(135)	(236)
Income before income taxes	617	784	1,985	2,115
Income tax expense	158	202	506	542
Net income	$459	582	1,479	1,573

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen's business included in Lumen's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories:

	Three Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Fiber Infrastructure	$487	495	(2)%
Voice and Other	429	522	(18)%
IP and Data Services	108	118	(8)%
Affiliate Services	594	595	—%
Total operating revenue	$1,618	1,730	(6)%

	Nine Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Fiber Infrastructure	$1,481	1,500	(1)%
Voice and Other	1,331	1,595	(17)%
IP and Data Services	336	357	(6)%
Affiliate Services	1,758	1,794	(2)%
Total operating revenue	$4,906	5,246	(6)%

Total operating revenue decreased by $112 million and $340 million, respectively, for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. The decreases were primarily due to (i) decreases in our voice, traditional broadband and Ethernet services in both periods, (ii) a $36 million reduction in CAF II revenue for the three months ended September 30, 2022 compared to the same period in 2021 due to the conclusion of the CAF II program on December 31, 2021, and (iii) a $96 million reduction in CAF II revenue, net of a non-cash revenue release, related to CAF II support payments received through the end of 2021 based on our final buildout and filing submissions, for the nine months ended September 30, 2022 as compared to the same period in 2021. These declines were partially offset by growth in fiber broadband for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021.

Affiliate services revenue also decreased for the nine months ended September 30, 2022 due to a reduction in the number of employees providing services to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$427	426	—%
Selling, general and administrative	138	36	nm
Operating expenses - affiliates	176	177	(1)%
Depreciation and amortization	217	232	(6)%
Total operating expenses	$958	871	10%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

	Nine Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,249	1,305	(4)%
Selling, general and administrative	361	249	45%
Operating expenses - affiliates	536	561	(4)%
Depreciation and amortization	640	780	(18)%
Total operating expenses	$2,786	2,895	(4)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) was flat for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Cost of services and products (exclusive of depreciation and amortization) decreased by $56 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The decrease was primarily due to reductions in salaries and wages and employee-related expenses resulting from lower headcount.

Selling, General and Administrative

Selling, general and administrative expenses increased by $102 million and $112 million, respectively, for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021. The increase for both periods was primarily due to a gain on sale of assets in 2021 and an increase in bad debt expense, partially offset by lower property taxes.

Operating Expenses - Affiliates

Operating expenses - affiliates was flat for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Operating expenses - affiliates decreased by $25 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease was primarily due to a decrease in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Depreciation	$197	210	(6)%
Amortization	20	22	(9)%
Total depreciation and amortization	$217	232	(6)%

	Nine Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Depreciation	$581	626	(7)%
Amortization	59	154	(62)%
Total depreciation and amortization	$640	780	(18)%

Depreciation expense decreased by $13 million and $45 million, respectively, for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 primarily due to a decrease of $22 million and $67 million, respectively, resulting from the early retirement of certain copper-based infrastructure during the fourth quarter of 2021. The decreases for both periods were offset by an increase of $8 million and $17 million, respectively, due to net growth in depreciable assets, and an increase of $1 million and $4 million, respectively, from the impact of annual rate depreciable life changes.

Amortization expense decreased by $2 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due primarily to the impact of annual rate depreciable life changes. Amortization expense decreased by $95 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due primarily to a decrease of $88 million resulting from customer relationships becoming fully amortized at the end of the first quarter of 2021 and a decrease of $8 million due to the impact of annual rate depreciable life changes.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Interest expense	$(28)	(47)	(40)%
Interest expense - affiliate, net	(14)	(25)	(44)%
Other expense, net	(1)	(3)	(67)%
Total other expense, net	$(43)	(75)	(43)%
Income tax expense	$158	202	(22)%

	Nine Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Interest expense	$(84)	(142)	(41)%
Interest expense - affiliate	(55)	(87)	(37)%
Other income (expense), net	4	(7)	nm
Total other expense, net	$(135)	(236)	(43)%
Income tax expense	$506	542	(7)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $19 million and $58 million, respectively, for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. The decrease in interest expense was primarily due to (i) a decrease in average long-term debt from $3.1 billion to $2.2 billion, which was slightly offset by the increase in our average interest rate from 6.42% to 6.50% for the three months ended September 30, 2021 compared to the three months ended September 30, 2022, and (ii) a decrease in average long-term debt from $3.2 billion to $2.2 billion and the decrease in our average interest rate from 6.44% to 6.42% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022.

Interest Expense - Affiliate, Net

Interest expense - Affiliate, net decreased by $11 million and $32 million for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. The decrease in interest expense - affiliates, net for both periods was due primarily to decreases in the average outstanding advances from our affiliates, which incur interest at the same rate as the note payable to our affiliate. See Note 5—Long-Term Debt and Note Payable - Affiliate.

Other (Expense) Income, Net

The following tables summarize our total other (expense) income, net:

	Three Months Ended September 30,
	2022	2021	% Change
	(Dollars in millions)
Other expense, net	$(1)	(3)	(67)%
Total other expense, net	$(1)	$(3)	(67)%

	Nine Months Ended September 30,
	2022	2021	% Change
	(Dollars in millions)
Loss on extinguishment of debt	$—	(8)	nm
Other income, net	4	1	nm
Total other income (expense), net	$4	(7)	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Income Tax Expense

For the three and nine months ended September 30, 2022 our effective tax rates were 25.6% and 25.5%, respectively. For the three and nine months ended September 30, 2021 our effective tax rates were 25.8% and 25.6%, respectively.

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

Debt and Other Financing Arrangements

As of September 30, 2022, we had a face amount of approximately $2.2 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net, unamortized debt issuance costs, and Note Payable - Affiliate). None of our outstanding debt is due in the next 12 months (excluding finance lease obligations).

Subject to market conditions, and to the extent feasible, Qwest Corporation may issue debt securities, from time to time in the future primarily to refinance a portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors.

As of the date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Standard & Poor's	BB+
Moody's Investors Service, Inc.	Ba2
Fitch Ratings	BB

Lumen's and Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies. With the recent downgrade of our credit rating, we may experience increased borrowing costs. For additional information regarding Lumen's and Qwest Corporation's funding arrangements, see Risk Factors—Financial Risks in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

From time to time over the past couple of years, we have engaged in various refinancings, redemptions, tender offers, open market purchases and other transactions designed to reduce our consolidated indebtedness, lower our interest costs, improve our financial flexibility or otherwise enhance our debt profile. We plan to continue to pursue similar transactions in the future. Whether and when we implement any additional such transactions depends on a wide variety of factors, including without limitation market conditions, our upcoming debt maturities, and our cash requirements. There is no guarantee that we will be successful in implementing any such transactions or attaining our stated objectives.

Note Payable - Affiliate

The Note Payable - Affiliate (as defined in Note 5—Long-Term Debt and Note Payable - Affiliate) between Qwest Corporation and an affiliate of our ultimate parent company, Lumen Technologies, Inc., was amended and restated on June 30, 2022. The Note Payable - Affiliate, as amended, provides Qwest Corporation with a funding commitment of up to $2.0 billion. Any outstanding principal balance owed by us under the Note Payable - Affiliate and the accrued interest thereon is due and payable on demand, but if no demand is made, then on the maturity date. The Note Payable - Affiliate has an initial maturity date of June 30, 2027, but will automatically renew for an unlimited number of successive 12-month periods unless the Lender provides notice of its intent not to renew at least 30 days prior to the initial maturity date or each subsequent maturity date. Interest on the Note Payable - Affiliate is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries.

The Note Payable - Affiliate is reflected on our consolidated balance sheets as a current liability. On September 30, 2022, Qwest Corporation repaid the outstanding principal and interest on the Note Payable - Affiliate of approximately $1.2 billion and $43 million, respectively.

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

The affiliate obligations, net in other within current liabilities and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the nine months ended September 30, 2022, we made net settlement payments of $46 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2022, we expect to make aggregate settlement payments of $61 million to QCII under the plan.

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

In early 2020, the FCC created the Rural Digital Opportunity Fund ( the "RDOF"), which is a new federal support program designed to replace the CAF Phase II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. Lumen Technologies started receiving support payments under this program in the second quarter of 2022, but our share of these payments is not material.

For additional information on these programs, see (i) "Business—Regulation of Our Business—Universal Service" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, (ii) "Risk Factors—Legal and Regulatory Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and (iii) the periodic reports filed by Lumen Technologies.

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. In November 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants, including us. It remains premature to speculate on the potential impact of this legislation on us.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		$ Change
	2022	2021
	(Dollars in millions)
Net cash provided by operating activities	$2,074	2,299	(225)
Net cash used in investing activities	$(802)	(894)	(92)
Net cash used in financing activities	$(1,270)	(1,397)	(127)

Operating Activities

Net cash provided by operating activities decreased by $225 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to lower net income adjusted for non-cash items and partially offset by increases related to changes in working capital. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to collection of receivables and payments of interest expense, accounts payable and bonuses.

Investing Activities

Net cash used in investing activities decreased by $92 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to reduced advances to affiliates, partially offset by an increase in capital expenditures.

Financing Activities

Net cash used in financing activities decreased by $127 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to a decrease in dividends paid to our parent and a decrease in repayments of advances from affiliates and third-party debt. The decreases were partially offset by the repayment of the Note Payable - Affiliate.

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

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of September 30, 2022.

Market Risk

As of September 30, 2022, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2022, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of September 30, 2022, we did not hold or issue derivative financial instruments for trading or speculative purposes.

At September 30, 2022, we had approximately $2.0 billion (excluding finance lease and other obligations) of long-term debt outstanding which bears interest at fixed rates and is therefore not exposed to interest rate risk. At September 30, 2022, we had $215 million floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $2 million.

Certain shortcomings are inherent in the method of analysis in evaluating our market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. Our analyses only incorporate the risk exposures that existed at September 30, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of September 30, 2022, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended September 30, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2022.

QWEST CORPORATION
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)