Form 10-K
period 2022-12-31
QWEST CORP
filed 2023-02-23
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF LUMEN TECHNOLOGIES, INC. (FORMERLY NAMED CENTURYLINK, INC.) MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION I(2).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On February 23, 2023, one share of common stock was outstanding. None of Qwest Corporation's common stock is held by non-affiliates.
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

•statements regarding how the COVID-19 pandemic and its aftermath may impact our business, financial position, operating results or prospects; and

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

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference below to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward- looking statements. These factors include but are not limited to:

•the effects of intense competition from a wide variety of competitive providers, including decreased demand for our more mature service offerings and increased pricing pressures;

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
•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments, pension contributions and other benefits payments;

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

•our ability to successfully and timely implement our corporate strategies, including our deleveraging and buildout strategies;

•changes in our operating plans, corporate strategies or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market or regulatory conditions, or otherwise;

•the negative impact of increases in the costs of Lumen’s pension, healthcare, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics, or regulations;

•the potential negative impact of customer complaints, government investigations, security breaches or service outages impacting us or our industry;

•adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•the ability of us and our affiliates to meet the terms and conditions of our respective debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•our ability to maintain favorable relations with our security holders, key business partners, suppliers, vendors, landlords and financial institutions;

•our ability to timely obtain necessary hardware, software, equipment, services, governmental permits and other items on favorable terms;

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

•changes in tax, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from recently-enacted legislation promoting broadband development;

•the effects of changes in accounting policies, practices or assumptions, including changes that could potentially require future impairment charges;

•continuing uncertainties regarding the impact that COVID-19 and its aftermath could have on our business, operations, cash flows and corporate initiatives;

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

ITEM 1. BUSINESS

Business Overview and Purpose

We are an integrated facilities-based communications company focused on providing our business and mass markets customers with a broad array of communications products and services. Our specific products and services are detailed below under the heading "Operations - Products and Services."

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

Financial Highlights
The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Operating revenue	$6,449	6,951	7,313
Operating expenses	3,694	3,843	4,602
Operating income	$2,755	3,108	2,711
Net income	$1,919	2,107	1,707

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2022	2021
	(Dollars in millions)
Total assets	$18,925	18,370
Total long-term debt(1)	2,157	2,156
Total stockholder's equity	13,554	11,635
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

Products and Services

While most of our customized customer interactions involve multiple integrated technologies and services, we organize our products and services according to the core technologies that drive them. At December 31, 2022, we reported our related revenue under the following categories: Voice and Other, Fiber Infrastructure, IP and Data Services and Affiliate Services, each of which is described in further detail below.

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

•Regulatory. Between 2015 and December 31, 2021, we received significant federal support payments from the FCC's Connect America Fund ("CAF") Phase II program, and beginning in the second quarter of 2022 we began receiving much smaller support payments from the FCC's Rural Digital Opportunity Fund; and

•Other. We continue to provide certain services based on older platforms to support our customers as they transition to newer technology, such as conferencing services.

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

Our Network

Our and Lumen's network, through which we provide most of our products and services, consists of fiber-optic and copper cables, high-speed transport equipment, electronics, voice switches, data switches, routers, and various other equipment. We operate part of our network with leased assets, and a substantial portion of our equipment with licensed software.

We and Lumen view our network as one of our most critical assets. We and Lumen have devoted, and plan to continue to devote, substantial resources to (i) simplify and modernize our network and legacy systems and (ii) expand our and Lumen’s network to address demand for enhanced or new products. A key element of our network expansion plan is our Quantum Fiber buildout project. Under this project, we propose over the next several years to construct additional fiber optic infrastructure to enable us to provide Quantum Fiber broadband services to several million additional urban and suburban locations in our ILEC markets.

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

Competition

We compete in a dynamic and highly competitive market in which demand for high-speed, secure data services continues to grow. We expect continued intense competition from a wide variety of sources under these evolving market conditions. In addition to competition from large communications providers, we are facing competition from a growing number of sources, including, systems integrators, hyperscalers, cloud service providers, software networking companies, infrastructure companies, cable companies, wireless services providers, device providers, resellers and smaller niche providers.

Our ability to compete hinges upon effectively enhancing and better integrating our existing products, introducing new products on a timely and cost-effective basis, meeting changing customer needs, providing high-quality information security to build customer confidence and combat cyber-attacks, extending our core technology into new applications and anticipating emerging standards, business models, software delivery methods and other technological changes. Depending on the applicable market and services, competition can be intense, especially if one or more competitors in the market have network assets better suited to the customer’s needs, are offering faster transmission speeds or lower prices, or in certain markets, are incumbent communications providers that have a longer history of providing service in the market.

We compete to provide services to business customers based on a variety of factors, including the comprehensiveness and reliability of our network, our data transmission speeds, price, the latency of our available network services, the scope of our integrated offerings, the reach and peering capacity of our IP network, and customer service. Competition from large communications providers, systems integrators, hyperscalers and others have increased pricing pressures with respect to several key products and services that we offer to our enterprise and wholesale business customers. In particular, several hyperscalers have recently built their own data transmission facilities, which has reduced demand for our network services.

Competition to provide broadband and other data services to our mass markets customers remains high. Market demand for our broadband services could be adversely affected by (i) advanced wireless data transmission technologies, including fixed wireless and low-earth-orbit satellite services, and (ii) continued enhancements to cable-based services, each of which generally provides faster average broadband transmission speeds than our legacy copper-based infrastructure. In addition, several established or new communications companies, infrastructure companies or municipalities have built or are building new fiber-based networks to provide high-speed broadband services in existing or unserved markets, frequently with the support of governmental subsidies. Our network expansion and innovation strategy is focused largely on addressing these competitive pressures. To meet these demands and remain competitive, we are continuing to invest in network capacity, security, reliability, flexibility and design innovations, including through our Quantum Fiber buildout initiative.

For our traditional voice services, providers of wireless voice, social networking, videoconferencing, and electronic messaging services are significant competitors as many customers are increasingly relying on these providers to communicate, resulting in the long-term systemic decline we have seen in our traditional voice services. Other potential sources of competition include non-carrier systems that are capable of bypassing our local networks, either partially or completely, through various means. Developments in software have permitted new competitors to offer affordable networking products that historically required more expensive hardware investment. We anticipate that all these trends will continue to place downward pressures on the use of our network.

Additionally, the Telecommunications Act of 1996 obligates incumbent local telephone carriers ("ILECs") to permit competitors to interconnect their facilities to the ILEC’s network and to take various other steps that are designed to promote competition, including obligations to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory “unbundled” access to specific portions of the ILEC’s network and (iii) permit competitors to physically or virtually collocate their plant on the ILEC’s property. As a result of the above-described regulatory and technological developments, we also face competition from competitive local exchange carriers, or CLECs, particularly in densely populated areas. CLECs provide competing services through (i) reselling an ILEC's local services, (ii) using an ILEC's unbundled network elements (iii) operating their own facilities or (iv) a combination thereof.

Additional information about competitive pressures is located under the heading "Risk Factors—Business Risks" in Item 1A of Part I of this report.

Sales and Marketing

Our enterprise sales and marketing approach revolves around solving complex customer problems with advanced technology and network solutions, striving to make core networks services compatible with digital tools. We also rely on our call center personnel and a variety of channel partners to promote sales of services that meet the needs of our customers. To meet the needs of different customers, our offerings include both stand-alone services and bundled services designed to provide a complete offering of integrated services.

Our business customers range from small business offices to select enterprise customers. Our marketing plans include marketing our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties, including telecommunications agents, system integrators, value-added resellers and other telecommunications firms. We support our distribution through digital advertising, events, website promotions and public relations. We maintain local offices in most of the larger population centers within our local service area. These offices provide sales and customer support services to the communities in our local markets.

We generally market our business services to members of in-house IT departments or other highly-sophisticated customers with deep technological experience. These individuals typically satisfy their IT requirements by contracting with us or a rapidly evolving group of competitors, or by deploying in-house solutions.

Similarly, our sales and marketing approach to our mass markets customers emphasizes customer-oriented sales, marketing and service with a local presence. Our approach includes marketing our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties, including retailers, satellite television providers, door to door sales agents and digital marketing firms.

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

Federal Regulation

General

The FCC regulates the interstate services we provide, including the business data service charges we bill for wholesale network transmission and intercarrier compensation, including the interstate access charges that we bill other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates several aspects of our business related to international communications services, privacy, public safety and network infrastructure, including (i) our access to and use of local telephone numbers, (ii) our provision of emergency 911 services and (iii) our use or removal (potentially on a reimbursable basis) of equipment produced by certain vendors deemed to cause national security risks. We could incur substantial penalties if we fail to comply with the FCC's applicable regulations.

Many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.

Universal Service

Between 2015 and 2021, Lumen received approximately $500 million annually through CAF II, a program that ended on December 31, 2021. Our share of this CAF II funding was approximately $145 million annually. In connection with the CAF II funding, we were required to meet certain specified infrastructure buildout requirements in 13 states by the end of 2021, which required substantial capital expenditures. In the first quarter of 2022, we recognized $13 million of previously deferred revenue related to the conclusion of the CAF II program based upon our final buildout and filing submissions. The government has the right to audit our compliance with the CAF II program. The ultimate outcome of any remaining examinations is unknown, but could result in a liability to us in excess of our reserve accruals established for these matters.

In early 2020, the FCC created the Rural Digital Opportunity Fund (the "RDOF"), which is a new federal support program designed to replace the CAF II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. Lumen Technologies started receiving support payments under this program in the second quarter of 2022, but our share of these payments is not material.

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

For additional information about these programs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Broadband Regulation

In February 2015, the FCC adopted an order classifying broadband internet access services ("BIAS") under Title II of the Communications Act of 1934 and applying new regulations. In December 2017, the FCC voted to repeal the classification of BIAS as a Title II service and to preempt states from imposing substantial regulations on broadband services. Opponents of this change appealed this action in federal court. Several states have also opposed the change and have proposed, implemented or enacted laws or orders focused on state-specific Internet service regulation. In October 2019, the federal court upheld the FCC’s classification decision but vacated a part of its preemption ruling. Various courts are considering or have ruled upon the issue of the enforceability of state broadband regulation, and additional litigation and appeals are expected with respect to this issue. In addition, members of the Biden Administration and various consumer interest groups have advocated in favor of reclassifying BIAS under Title II. The ultimate impact of these pending judicial matters and calls for additional regulation are currently unknown to us, although the imposition of heightened regulation of our Internet operations could potentially hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of operating, maintaining and upgrading our network and otherwise negatively impact our current operations.

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

In most states, switched and business data services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, Voice-Over-Internet Protocol services are regulated by state regulators, but more lightly than ILEC services. State agencies also regulate certain aspects of non-ILEC communications businesses, including administering the payment of federal subsidies to support broadband infrastructure construction.

Data Privacy Regulations

Various foreign, federal and state laws govern our storage, maintenance and use of customer data, including a wide range of consumer protection, data protection, privacy, intellectual property and similar laws. Data privacy regulations are complex and vary across jurisdictions. We must comply with various jurisdictional data privacy regulations, adopted by various jurisdictions in certain of our domestic markets. The application, interpretation and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. These regulations require careful handling of personal and customer data and could have a significant impact on our business especially if we violate any of those regulations.

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

Employees

At December 31, 2022, we had approximately 11,900 employees, of which approximately 43% are members of either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). See "Risk Factors— Business Risks" in Item 1A of Part I of this report and Note 16—Labor Union Contracts to our consolidated financial statements in Item 8 of Part II of this report for a discussion of risks relating to our labor relations and for additional information on the timing of certain contract expirations.

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

Website Access and Important Investor Information

Lumen's and our website is www.lumen.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this quarterly report. Any references to our website in this report or any other periodic reports that we file with the SEC are provided for convenience only, and are not intended to make any of our website information a part of this or such other reports. You may obtain free electronic copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed by us or our ultimate controlling stockholder Lumen Technologies, Inc., and all amendments to those reports, in the "Investor Relations" section of our website (ir.lumen.com) under the heading "FINANCIALS" and subheading "SEC Filings." These reports are also available on the SEC's website at www.sec.gov.

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

Our customers expect us to create and maintain a global digital experience, including: (i) automation and simplification of our offerings, and (ii) digital self-service access to our products, services and customer support. To do so, we must timely and successfully complete the digital transformation of our operations that is currently underway. Effective digital transformation is a complex, dynamic process requiring efficient allocation and prioritization of resources, simplification of our product portfolio, faster product deployments, retirement of obsolete systems, migration of data and corresponding workforce and system development. We cannot assure you we will be able to timely effect the successful digital transformation necessary to develop or deliver a global digital experience expected by our customers. If we are unable to do so, we could lose existing customers or fail to attract new ones, either of which could prevent us from attaining our financial goals.

Challenges with integrating or modernizing our existing applications and systems could harm our performance.

To succeed, we need to integrate, update and upgrade our existing applications and systems, including many legacy systems from past acquisitions. We cannot assure you we will be able to integrate our legacy IT systems, modernize our infrastructure, timely retire aging systems or deploy a master data management platform. These modernization efforts will require efficient allocation of resources, development capacity, greater use of artificial intelligence and other emerging technologies, access to subject-matter experts, development of a sustainable operating model and successful collaboration between legal, privacy and security personnel. Any failure to timely accomplish these initiatives may negatively affect our (i) customer and employee experiences, (ii) ability to meet regulatory, legal or contractual obligations, (iii) network stability, (iv) ability to realize anticipated efficiencies, (v) ability to timely repair infrastructure and respond to service outages or (vi) ability to deliver services to our customers at required speed and scale.

We operate in an intensely competitive industry and existing and future competitive pressures could harm our performance.

Each of our business and mass market offerings faces increasingly intense competition, with increased pressure to timely offer digitally integrated services, from a wide range of sources under evolving market conditions that have increased the number and variety of companies that compete with us. Some of our current and potential competitors: (i) offer products or services that are substitutes for our traditional wireline services, including wireless broadband, wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) have greater financial, provisioning, technical, engineering, research, development, marketing, customer relations or other resources, (iv) conduct operations or raise capital at a lower cost than we do, (v) are subject to less regulation than we are, (vi) have stronger brand names, (vii) have deeper or more long-standing relationships with key customers, (viii) might be perceived as having an ESG profile more attractive to customers or employees, or (ix) have larger operations than ours, any of which may enable them to compete more successfully for customers, strategic partners and acquisitions. In recent years, competitive pressures have commoditized pricing for some of our products and services and lowered market prices for many of our other products and services. Continued competitive pressures will likely place further downward pressure on market pricing.

Our ability to successfully compete could be hampered if we fail to timely develop and market innovative technology solutions that address changing customer demands.

The technology and communications industry has been and continues to be impacted by significant technological changes, which are enabling an increasing variety of companies to compete with us. Many of these technological changes are (i) displacing or reducing demand for certain of our services, (ii) enabling the development of competitive products or services, (iii) enabling customers to reduce or bypass use of our networks or (iv) reducing our profit margins. For example, as service providers continue to invest in 5G and low earth orbit satellite networks and services, their services could reduce demand for our network services. Increasingly, customers are demanding more technologically advanced products that suit their evolving needs. To remain competitive, we will need to accurately predict and respond to changes in technology, to continue developing products and services attractive to our customers, to timely provision our products and services, to maintain and expand our network to enable it to support customer demands for greater transmission capacity and speeds, and to discontinue outdated products and services on a cost-effective basis. Our ability to do so could be restricted by various factors, including limitations of our existing network, technology, capital or personnel. If we fail at that, we could lose customers or fail to attract new ones.

We may be unable to attract, develop and retain leaders and employees with the right skillsets and technical expertise.

We may be unable to attract and retain skilled and motivated leaders and employees who possess the right skillsets and technical, managerial and development expertise to execute on our plans for transformation, innovation and strategic growth. We operate in a highly competitive and expanding industry, where competition for highly skilled employees has grown increasingly intense, and we have experienced, and may continue to experience, higher than anticipated levels of employee attrition. Our competitors periodically target our employees with highly sought-after skills and will likely continue to do so in the future. Further, the increased availability of remote working arrangements, largely driven by the COVID-19 pandemic, has expanded the pool of companies that can compete for our employees and employee candidates. We believe some of our competitors with greater resources and fewer cost constraints than us have from time to time been able to offer compensation, benefits or accommodations in excess of what we are able to offer. These risks to attracting and retaining the necessary talent may be exacerbated by inflationary pressures on employee wages and benefits. As a result, we may be unable to cost-effectively hire and retain employees with market-leading skills. There is no assurance our efforts to recruit and retain qualified personnel will be successful. If we are unable to do so, such failure could have a material adverse effect on our operations and financial condition.

The COVID-19 pandemic caused us to modify our workforce practices, including having the majority of our employees work from home on a fully remote or hybrid basis. We reopened our offices in 2022 under a “hybrid” working environment, meaning that some of our employees have the flexibility to work remotely at least some of the time, for the foreseeable future. The hybrid working environment may impair our ability to maintain our collaborative and innovative culture, and may cause disruptions among our employees, including decreases in productivity, challenges in collaboration between on-site and off-site employees and, potentially, employee dissatisfaction and attrition. If our attempts to operate under a hybrid working environment are not successful, our business could be adversely impacted.

The pandemic, inflation and other events over the past couple years have increased employees’ expectations regarding compensation, workplace flexibility and work-home balance. These developments have intensified certain of our above-described challenges and made it relatively more difficult for us to attract and retain top talent. We do not expect these developments to have a material adverse impact on us, but we can provide no assurances to this effect.

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

Cyber-attacks on our systems may stem from a variety of sources, including fraud, malice or sabotage on the part of foreign nations, third parties, vendors, or employees and attempts by outside parties to gain access to sensitive data that is stored in or transmitted across our network. Cyber-attacks can take many forms, including computer hackings, computer viruses, ransomware, worms or other destructive or disruptive software, denial of service attacks, or other malicious activities. Cyber-attacks can put at risk personally identifiable customer data or protected health information, thereby implicating stringent domestic and foreign data protection laws. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on them to operate our business. Various other factors could intensify these risks, including (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open and software-defined networks, (iii) the complexity of our network composed of legacy and acquired properties, (iv) growth in the size and sophistication of our customers and their service requirements, (v) increased use of our network due to greater demand for data services and (vi) our increased incidence of employees working from remote locations.

Like other prominent technology and communications companies, we and our customers are constant targets of cyber-attacks. The number of these attacks against us increased in 2022. Despite our efforts to prevent these events, some of these attacks have resulted in security breaches, although thus far none of these breaches has resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that the risk of breaches is likely to continue to increase due to several factors, including the increasing sophistication of cyber-attacks and the wider accessibility of cyber-attack tools. Known and newly discovered software and hardware vulnerabilities are constantly evolving, which increases the difficulty of detecting and successfully defending against them. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks.

Although Lumen Technologies maintains insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

Cyber-attacks could (i) disrupt the proper functioning of our networks and systems, which could in turn disrupt the operations of our customers, (ii) result in the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our employees, our customers or our customers’ end users, (iii) require us to notify customers, regulatory agencies or the public of data breaches, (iv) damage our reputation or result in a loss of business, (v) require us to provide credits for future service to our customers or to offer expensive incentives to retain customers, (vi) subject us to claims by our customers or regulators for damages, fines, penalties, license or permit revocations or other remedies, (vii) result in the loss of industry certifications or (viii) require significant management attention or financial resources to remedy the resulting damages or to change our systems. Any or all of the foregoing developments could have a material adverse impact on us.

We could be harmed by outages in our network or various platforms, or other failures of our services.

From time to time in the ordinary course of our business, we experience outages in our network, hosting, cloud or IT platforms, or failures of our products or services (including basic and enhanced 911 emergency services) to perform in the manner anticipated. These disruptions expose us to several of the same risks listed above for cyber-attacks, including the loss of customers, the issuance of credits or refunds, and regulatory fines. We remain vulnerable to future disruptions due to several factors, including aging network elements, human error, continuous changes in our network, the introduction of new products or technologies, vulnerabilities in our vendors or supply chain, aberrant employees and hardware and software limitations. The process for remediating any interruptions, outages, delays or cessations of service could be more expensive, time-consuming, disruptive and resource intensive than planned. Delayed sales, lower margins, fines or lost customers resulting from future disruptions could have a material adverse impact on our business, reputation, results of operations, financial condition, cash flows and stock price.

Several of our services continue to experience declining revenue, and our efforts to offset these declines may not be successful.

Primarily as a result of the competitive and technological changes discussed above, we have experienced a prolonged systemic decline in our local voice, long-distance voice, network access and private line revenues. Consequently, we have experienced declining consolidated revenues (excluding acquisitions) for a prolonged period and have not been able to realize cost savings sufficient to fully offset the decline. More recently, we have experienced declines in revenue derived from a broader array of our products and services. We have thus far been unable to reverse our annual revenue losses (excluding acquisitions). In addition, most of our more recent product and service offerings generate lower profit margins and may have shorter lifespans than our traditional communication services, and some can be expected to experience slowing or no growth in the future. Some of our new product offerings have reduced or displaced our sale of older product offerings. Accordingly, we may not be successful in attaining our goal of achieving future revenue growth.

Our operations, financial performance and liquidity are materially reliant on key suppliers, vendors and other third parties.

Our ability to conduct our operations could have a material adverse impact on us if certain of our arrangements with third parties were terminated, including those further described below.

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with, the infrastructure of other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements limits our control over the delivery and quality of our services. In addition, we are exposed to the risk that other carriers may be unwilling or unable to continue or renew these arrangements in the future. Those risks are heightened when the other carrier is a competitor who may benefit from terminating the agreement or imposing price increases. Additionally, several communications companies rely on our network to transmit their data or voice traffic. Their reliance on our network exposes us to the risk that they may transfer all or a portion of this traffic from our network to alternative networks owned, constructed or leased by them, thereby reducing our revenue. Certain of our hyperscaler customers have built infrastructure that has reduced their reliance on us.

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

For a description of how the COVID-19 pandemic and its aftermath have impacted our access to supplies and labor, please see Item 7 in Part II of this report.

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

Reliance on landowners. We rely on rights-of-way, colocation agreements, franchises and other authorizations granted by governmental bodies, railway companies, utilities, carriers and other third parties to locate a portion of our network equipment over, on or under their respective properties. A significant number of these authorizations are scheduled to lapse over the next five to ten years, unless we are able to extend or renew them. Further, some of our operations are subject to licensing and franchising requirements imposed by municipalities or other governmental authorities. Our operations could be adversely affected if any of these authorizations are cancelled, or otherwise terminate or lapse, or if the landowner requests price increases. Similarly, our buildout plans can be delayed if we cannot receive necessary landowner authorizations or governmental permits. We cannot assure you we will be able to successfully extend these arrangements when their terms expire, or to enter into new arrangements that may be necessary to implement our network expansion opportunities.

Climate change could disrupt our operations, cause us to incur substantial additional capital and operating costs or negatively affect our business.

A substantial number of our facilities are located in areas subject to the risk of earthquakes, floods, wildfires, tornadoes or other similar casualty events. From time to time these events have disrupted our operations, and similar future events could cause substantial damages, including downed transmission lines, flooded facilities, power outages, fuel shortages, network congestion, delay or failure, damaged or destroyed property and equipment, and work interruptions. Due to substantial deductibles, coverage limits and exclusions, and limited availability, we have typically recovered only a portion of our losses through insurance.

Climate change may increase the frequency or severity of natural disasters and other extreme weather events in the future, which would increase our exposure to the above-cited risks and could disrupt our supply chain from our key suppliers and vendors.

Our environmental, social and governance commitments and disclosures may expose us to reputational and legal risks.

Our brand and reputation could be impacted by our public commitments to various corporate environmental, social and governance ("ESG") initiatives, including our political contributions, our advocacy positions, and our goals for sustainability, inclusion and diversity. Positions we take or do not take on ESG issues could negatively impact our ability to attract or retain customers and employees. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals, commitments or mandates could negatively impact our reputation or otherwise materially harm our business.

Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environment, as well as legal and regulatory requirements requiring additional related disclosures. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. Our ability to achieve our ESG commitments is subject to numerous risks, many of which are outside of our control, including (i) evolving and potentially inconsistent regulatory requirements affecting ESG standards, measurements, methodologies and disclosures; (ii) the availability of suppliers that can meet our sustainability, diversity and other standards; and (iii) our ability to recruit, develop, and retain diverse talent. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including enhanced ESG-related disclosures that may be required by the SEC, and other regulators. Such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

Future acquisitions or strategic investments and asset dispositions could have a detrimental impact on us or the holders of our securities.

In an effort to implement our and Lumen’s business strategies, Lumen from time to time in the future may attempt to pursue other acquisition or expansion opportunities, including strategic investments. To the extent we can identify attractive opportunities, these transactions could involve acquisitions of entire businesses or investments in start-up or established companies and could take several forms. These types of transactions may present significant risks and uncertainties, including the difficulty of identifying appropriate companies to acquire or invest in on acceptable terms, potential violations of covenants in our and our affiliates’ debt instruments, insufficient revenue acquired to offset liabilities assumed, unexpected expenses, inadequate return of capital, regulatory or compliance issues, potential infringements, difficulties integrating the new properties into our and our affiliates’ operations, and other unidentified issues not discovered in due diligence.

In addition, in the past, Lumen Technologies or its affiliates have disposed of assets or asset groups for a variety of reasons, and we may dispose of other assets or asset groups from time to time in the future. If we agree to proceed with any such divestitures of assets, we may experience operational difficulties segregating them from our retained assets and operations, which could result in disruptions to our operations or claims for damages, among other things. Moreover, such dispositions could reduce our cash flows available to support our payment of distributions, capital expenditures, debt maturities or other commitments.

Adverse developments impacting our non-consolidated affiliates could indirectly impact us.

Our consolidated operations constitute only a portion of the consolidated operations of our corporate parent, Lumen. We engage in various intercompany transactions with affiliates of Lumen that are not members of our consolidated group of companies. Events or developments that adversely impact these non-consolidated affiliates will not directly impact our consolidated financial position or performance as reported under U.S. generally accepted accounting principles (“GAAP”), but could nonetheless indirectly adversely impact us to the extent such developments interfere with the ability of such non-consolidated affiliates to provide services or pay amounts to which we or our subsidiaries are entitled. For these reasons, you are urged to review the risk factor disclosures contained in Item 1A of Lumen’s Annual Report on Form 10-K for the year ended December 31, 2022.

We face other business risks.

We face other business risks, including among others:

•the difficulties of managing and administering an organization that offers a complex set of products to a diverse range of customers across several states, and

•the adverse effects of terrorism, rioting, vandalism or social unrest.

Legal and Regulatory Risks

We are subject to an extensive, evolving regulatory framework that could create operational or compliance costs.

As explained in greater detail elsewhere in this annual report, our domestic operations are regulated by the FCC and other federal, state and local agencies are regulated by a wide range of various foreign and international bodies. We cannot assure you we will be successful in obtaining or retaining all regulatory licenses necessary to carry out our business in our various markets. Even if we are, the prescribed service standards and conditions imposed on us under these licenses and related laws may increase our costs, limit our operational flexibility or result in third-party claims.

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

Our prior participation in the FCC's CAF II program and current participation in the FCC's RDOF program subjects us to certain financial risks. If we are not in compliance with FCC measures by the end of the CAF II and RDOF programs, we could incur substantial penalties or forfeitures, including but not limited to being suspended or disbarred from future governmental programs or contracts for a significant period of time, which could have a material adverse impact on our financial condition.

We provide products or services to various federal, state and local agencies. Our failure to comply with complex governmental regulations and laws applicable to these programs, or the terms of our governmental contracts, could result in our suffering substantial negative publicity or penalties, being suspended or debarred from future governmental programs or contracts for a significant period of time and in certain instances could lead to the revocation of our FCC licenses. Moreover, certain governmental agencies frequently reserve the right to terminate their contracts for convenience or if funding is unavailable. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, it could result in a material adverse impact on our results of operations and financial condition.

A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. The European
Union and other international regulators, as well as some state governments, have recently enacted or enhanced data privacy regulations, and other governments are considering establishing similar or stronger protections. Many of these laws are complex and change frequently and often conflict with the laws in other jurisdictions. Some of our customers impose similar requirements on us that are equally or more demanding. Despite our best efforts to comply with these governmental or contractual requirements, any noncompliance could result in incurring potential substantial penalties and reputational damage.

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

We rely on various patents, copyrights, trade names, trademarks, service marks, trade secrets and other similar intellectual property rights, as well as confidentiality agreements and procedures, to establish and protect our proprietary rights. For a variety of reasons, however, these steps may not fully protect us, including inherent limitations on the ability to enforce these rights. If we are unsuccessful in protecting or enforcing our intellectual property rights, then our business, competitive position, results of operations and financial condition could be adversely affected.

We have been accused of infringing the intellectual property rights of others and will likely face similar accusations in the future.

We routinely receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. If these claims succeed, we could be required to pay significant monetary damages, to cease using the applicable technology or to make royalty payments to continue using the applicable technology. If we are required to take one or more of these actions, our revenues or profit margins may decline, our operations could be materially impaired or we may be required to stop selling or redesign one or more of our products or services, any of which could have a material adverse impact on our business. Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services may be prohibited, restricted, made more costly or delayed.

Failure to extend or renegotiate our collective bargaining agreements or work stoppages could have a material impact on us.

As of December 31, 2022, approximately 43% of our employees were members of various bargaining units represented by labor unions. Although we have agreements with these labor unions, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and increase our costs. Even if we succeed in reaching new or replacement agreements, they may impose significant new costs on us that impair our competitive position.

Financial Risks

Our significant debt levels expose us to a broad range of risks.

As of December 31, 2022, we had $2.2 billion of outstanding consolidated unsecured indebtedness (excluding finance lease obligations, unamortized discounts, net and unamortized debt issuance costs, and note payable-affiliate).

Our significant levels of debt and related debt service obligations could adversely affect us in several respects, including:

•requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal on our debt, thereby reducing the funds available to us for other purposes, including acquisitions, capital expenditures, strategic initiatives and dividends to our direct parent company;

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

We expect to periodically require financing in the future to refinance existing indebtedness and potentially for other purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, credit ratings, and debt covenants, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, trade restrictions, pandemics, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad, and (ii) specific conditions in the communications industry. Instability in the domestic or global financial markets has from time to time resulted in periodic volatility and disruptions in capital markets that have partially or severely limited the ability of leveraged companies like us to obtain debt financing. For these and other reasons, we can give no assurance additional financing for any of these purposes will be available on terms acceptable to us, or at all.

If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, cutting or delaying costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. The current and future debt instruments of us or our affiliates may restrict, or market or business conditions may limit, our ability to complete some of these actions on favorable terms, or at all. For these and other reasons, we cannot assure you we could implement these steps in a sufficient or timely manner, or at all. Nor can we assure you that these steps, even if successfully implemented, would not be detrimental to our operations, financial performance or future prospects.

We are part of a highly complex debt structure, which could impact the rights of our investors.

Lumen Technologies, Inc. and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Over half of the debt of Lumen Technologies, Inc. is guaranteed by certain of its principal domestic subsidiaries, some of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of Lumen Technologies, Inc. is neither guaranteed nor secured. Nearly half of the debt of Level 3 Financing, Inc. is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing, Inc. is not secured by any of its assets, but is guaranteed on an unsecured basis by certain of its affiliates. As of the date of this annual report, substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International Inc., including us. Most of the nearly 300 subsidiaries of Lumen Technologies, Inc. have neither borrowed money nor guaranteed any of the debt of Lumen Technologies, Inc. or its affiliates. As such, investors in our consolidated debt instruments should be aware that (i) determining the priority of their rights as creditors is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) a substantial portion of such debt is structurally subordinated to all liabilities of the non-guarantor subsidiaries of Lumen Technologies, Inc. to the extent of the value of those subsidiaries that are obligors.

Our and our affiliates' various debt agreements include restrictions and covenants that could (i) limit our ability to conduct operations or borrow additional funds, (ii) restrict our ability to engage in inter-company transactions, and (iii) lead to the acceleration of our repayment obligations in certain instances.

Under our and our affiliates’ consolidated debt and financing arrangements, the issuer of the debt is subject to various covenants and restrictions, the most restrictive of which pertain to the debt of Lumen Technologies, Inc. and Level 3 Financing, Inc.

Lumen Technologies, Inc.’s senior secured credit facilities and secured notes contain several significant limitations restricting the ability of it and its subsidiaries to, among other things, borrow additional money or issue guarantees; pay dividends or other distributions to shareholders; make loans; create liens on assets; sell assets; transact with its affiliates and engage in mergers, consolidations or other similar transactions. These restrictive covenants could have a material adverse impact on our and our affiliates' ability to operate or reconfigure our respective businesses, to issue additional priority debt, to pursue acquisitions, divestitures or strategic transactions, or to otherwise pursue our respective plans and strategies.

The debt and financing arrangements of Level 3 Financing, Inc. contain substantially similar limitations that restrict their operations on a standalone basis as a separate restricted group. Consequently, certain of these covenants may significantly restrict our ability to engage in transactions with Level 3, including receiving cash from Level 3 or Level 3’s ability to distribute cash to us or our affiliated entities.

Lumen Technologies, Inc.’s senior secured credit facilities, as well as our term loan debt, contain financial maintenance covenants.

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

Our business is very capital intensive. We expect to continue to require significant capital to pursue our Quantum Fiber buildout plans and to otherwise maintain, upgrade and expand our network infrastructure, based on several factors, including (i) changes in customers’ service requirements; (ii) our continuing need to expand and improve our network to remain competitive and meet customer demand; and (iii) our regulatory commitments. Any failure to make appropriate capital expenditures could adversely impact our financial performance or prospects. We will also continue to need substantial amounts of cash to meet our fixed commitments and other business objectives, including without limitation funding our operating costs, maintenance expenses, debt repayments, tax obligations, periodic pension contributions and other benefits payments. As discussed elsewhere in this annual report, our revenues have decreased for several years, which, coupled with other factors, has placed downward pressure on our cash flows. For all these reasons, we cannot assure you our future cash flows from operating activities will be sufficient to fund all of our cash requirements in the manner currently contemplated.

Increases in costs for pension and healthcare benefits for our active and retired employees may have a material impact on us.

As of December 31, 2022, we had a substantial number of active employees participating in a qualified pension plan sponsored by Lumen Technologies that has assumed the obligations under Qwest Communications International Inc.’s predecessor pension plan. As of such date, Lumen’s pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. The amounts contributed by us through Lumen Technologies are not segregated or restricted and may be used to provide benefits to employees of Lumen’s other subsidiaries. Lumen’s costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, including investment returns on funds held by our applicable plan trusts; changes in prevailing interest rates and discount rates or other factors used to calculate the funding status of our plans; increases in healthcare costs generally or claims submitted under our healthcare plans specifically; the longevity and payment elections of our plan participants; changes in plan benefits; and the impact of the continuing implementation, modification or potential repeal of current federal healthcare and pension funding laws and regulations promulgated thereunder. Increased costs under these plans could reduce Lumen’s profitability and increase its funding commitments to its pension plans, which in turn could affect our liquidity.

See Note 9—Employee Benefits for additional information regarding the funded status of Lumen's pension plans and Lumen's other post-retirement benefit plans.

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect us.

We maintain (i) disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and (ii) internal control over financial reporting designed to provide reasonable assurance regarding the reliability and compliance with GAAP of our financial statements. We cannot assure you these measures will be effective. Our management previously identified a material weakness related to our accounting for revenue transactions. Although we successfully remediated this material weakness during 2019, the deficiency was costly to remediate and caused us to request an extension in order to timely file our annual report on Form 10-K for the year ended December 31, 2018.

If we are required to record intangible asset impairments, we will be required to record a significant charge to earnings and reduce our stockholders' equity.

As of December 31, 2022, approximately 50% of our total consolidated assets reflected on the consolidated balance sheet included in this annual report consisted of goodwill, customer relationships and other intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation or financial condition.

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

High inflation could continue to adversely impact us.

Although inflation appears to be declining, during 2021 and 2022 our operations were impacted by the highest domestic inflation rates in decades. If inflation rates remain elevated, our operations will likely continue to be impacted. Potential impacts of high inflation include (i) lower revenue if inflationary pressures cause customers to defer, decrease or cancel their expenditures on our products and services, (ii) lower margins if we cannot offset the higher cost of our labor and supplies by raising our prices or reducing our other expenses, (iii) higher interest costs to the extent inflation places upwards pressure on prevailing interest rates and (iv) as noted above, potential difficulties retaining personnel if we do not match the salary increase expectations of our workforce.

We face other financial risks.

We face other financial risks, including among others the risk that downgrades in our credit ratings or unfavorable financial analyst reports regarding us, our affiliates, or our industry could adversely impact the liquidity or market prices of our outstanding debt securities.

General Risk Factors

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic, could have a material adverse impact on us.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic and its attendant detrimental impact on the worldwide economy, could have a material adverse impact on our operating results and financial condition. Even as efforts to contain the COVID-19 pandemic, including vaccinations, have fostered progress and eased governmental restrictions, new variants of the virus have continued to cause outbreaks and uncertainties. Variants of the virus continue to pose the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes. Future events regarding the pandemic, which are unpredictable and beyond our control, could continue impacting our operations. Accordingly, COVID-19, or any other future major public health crisis, may have negative impacts on our business in the future, and any future adverse impacts on our business may be worse than we anticipate.

Moreover, to the extent any of these risks and uncertainties adversely impact us, they may also have the effect of heightening many of the other risks described in this section “Item 1A. Risk Factors.”

Unfavorable general economic, societal or environmental conditions could negatively impact us.

Unfavorable general economic, societal or environmental conditions, including unstable economic and credit markets, or depressed economic activity caused by trade wars, epidemics, pandemics, wars, societal unrest, rioting, civic disturbances, natural disasters, terrorist attacks, environmental disasters, political instability or other factors, could negatively affect our business or operations. While it is difficult to predict the ultimate impact of these general economic, societal or environmental conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower-priced products and services or to delay or forego purchases of our products and services for a variety of reasons. Any one or more of these circumstances could continue to depress our revenue. Also, our customers may encounter financial hardships which could negatively impact their ability to make timely payments to us or to continue doing business with us.

Shareholder or debtholder activism efforts could cause a material disruption to our business.

While we always welcome constructive input from our stakeholders, activist shareholders at the Lumen level may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over Lumen and its affiliates, including us. Responding to these actions can be costly and time-consuming and may disrupt Lumen’s and our operations and divert the attention of our board and management. These adverse impacts could be intensified if activist shareholders advocate actions that are not supported by other shareholders, Lumen’s board or management. The recent increase in the activism of debt holders could increase the risk of claims being made under the debt agreements of us or our affiliates.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2022	2021
Land	2%	2%
Fiber, conduit and other outside plant(1)	43%	43%
Central office and other network electronics(2)	33%	34%
Support assets(3)	17%	18%
Construction in progress(4)	5%	3%
Gross property, plant and equipment	100%	100%
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

We own a substantial portion of our telecommunications equipment required for our business. However, we also lease from third parties certain facilities, plant and equipment and software under various finance and operating lease arrangements when the leasing arrangements are more favorable to us than owning the assets. We also own and lease administrative offices in major metropolitan locations primarily within our local service area. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or expiration or in connection with legal challenges to our rights under such agreements.

Our net property, plant and equipment was approximately $8.3 billion and $8.2 billion at December 31, 2022 and 2021, respectively. For additional information, see Note 8—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this report.

We have entered into various agreements regarding our unused office and technical space to reduce our ongoing operating expenses regarding such space.

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

Overview

We are an integrated facilities-based communications company focused on providing our business and mass markets customers with a broad array of communications products and services. Our specific products and services are detailed in Note 3—Revenue Recognition and below under the heading "Operations - Products and Services" in Item 1 of Part I of this report.

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

At December 31, 2022, we served approximately 2.5 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

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

Trends Impacting Our Operations

Our consolidated operations have been, and will continue to be, impacted by the following company-wide trends:

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

•Changes in customer preferences and in the regulatory, technological and competitive environment are (i) significantly reducing demand for our more mature service offerings, commoditizing certain of our other offerings, or resulting in volume or rate reductions for other of our offerings and (ii) also creating certain opportunities for us arising out of increased demand for lower latency provided by Edge computing and for faster and more secure data transmissions.

•The operating margins of several of our newer, more technologically advanced services, some of which may connect to customers through other carriers, are lower than the operating margins on our traditional, on-net wireline services.

•Declines in our traditional wireline services and other more mature offerings have necessitated right-sizing our cost structures to remain competitive.

The amount of support payments we receive from governmental agencies has decreased substantially since December 31, 2021. Inflation during 2021 and 2022 placed downward pressure on our margins and likely contributed to delayed decision-making by certain of our customers, which are trends that will likely continue to impact us as long as inflation rates remain elevated. These and other developments and trends impacting our operations are discussed elsewhere in this Item 7.

Impact of COVID-19 Pandemic and the Macroeconomic Environment

Societal, governmental and macroeconomic changes arising out of the COVID-19 pandemic have impacted us, our customers and our business in several ways since March 2020. Beginning in the second half of 2020 and continuing into 2022, we rationalized our leased footprint and ceased using 6 leased property locations that were underutilized. We did not further rationalize our lease footprint or incur material accelerated lease costs during the year ended December 31, 2022. However, in conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and expect to incur additional accelerated lease costs in future periods.

Additionally, as discussed further elsewhere herein, the pandemic and macroeconomic changes arising therefrom have resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in overtime expenses during 2020 and 2021, (iii) operational challenges resulting from shortages of certain components and other supplies that we use in our business, (iv) delays in our cost transformation initiatives, and (v) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

The COVID-19 pandemic and other factors have led to increased fiber construction demand combined with increased construction labor rates that have reduced the number of fiber buildout projects that met our internal payback requirement. Thus far, we believe these factors have contributed to a delay in our Quantum Fiber buildouts, but otherwise have not had a significant impact on our business results.

We reopened our offices in April 2022 under a "hybrid" working environment, which will permit some of our employees the flexibility to work remotely at least some of the time for the foreseeable future.

If any of the above-listed factors intensify, our financial results could be materially impacted in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services. For additional information on the impacts of the pandemic, see Item 1A of this report.

Results of Operations

The following table summarizes the results of our consolidated operations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
	(Dollars in millions)
Operating revenue	$6,449	6,951
Operating expenses	3,694	3,843
Operating income	2,755	3,108
Total other expense, net	(165)	(292)
Income before income taxes	2,590	2,816
Income tax expense	671	709
Net income	$1,919	2,107

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our four revenue categories:

	Years Ended December 31,		% Change
	2022	2021
	(Dollars in millions)
Voice and Other	$1,749	2,099	(17)%
Fiber Infrastructure	1,955	1,990	(2)%
IP and Data Services	451	473	(5)%
Affiliate Services	2,294	2,389	(4)%
Total operating revenue	$6,449	6,951	(7)%

Total operating revenue decreased by $502 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was primarily due to (i) decreases in our voice, traditional broadband, and Ethernet services and (ii) a $132 million reduction in CAF II program revenue for the year ended December 31, 2022 compared to 2021 due to the conclusion of the CAF II program on December 31, 2021. These decreases were slightly offset by growth in fiber broadband revenues. Affiliate services revenue also decreased due to a reduction in the number of employees providing services to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Years Ended December 31,		% Change
	2022	2021
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,646	1,722	(4)%
Selling, general and administrative	454	354	28%
Operating expenses-affiliates	734	758	(3)%
Depreciation and amortization	860	1,009	(15)%
Total operating expenses	$3,694	3,843	(4)%

These expense classifications may not be comparable to those of other companies.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment expenses (such as modem expenses); costs incurred in connection with our participation in universal service funds (which are state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates); and certain legal and other expenses directly related to our operations.

Cost of services and products (exclusive of depreciation and amortization) decreased by $76 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease in our cost of services and products was primarily due to reductions in salaries and wages and employee-related expenses resulting from lower headcount.

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

Selling, general and administrative expenses increased by $100 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to a gain on sale of assets during the year ended December 31, 2021 and an increase during 2022 in bad debt expense, partially offset by lower property taxes.

Operating Expenses-Affiliates

Since Lumen's acquisition of us, we have incurred affiliate expenses related to our use of telecommunication services, marketing and employee related support services provided by Lumen Technologies and its subsidiaries.

Operating expenses-affiliates decreased by $24 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to a decrease in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Years Ended December 31,		% Change
	2022	2021
	(Dollars in millions)
Depreciation	$781	833	(6)%
Amortization	79	176	(55)%
Total depreciation and amortization	$860	1,009	(15)%

Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $52 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a decrease of $90 million resulting from the early retirement of certain copper-based infrastructure during the fourth quarter of 2021. This decrease was partially offset by an increase of $31 million due to net growth in depreciable assets and an increase of $6 million resulting from annual rate depreciable life changes.

Amortization expense decreased by $97 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a decrease of $88 million resulting from customer relationships becoming fully amortized at the end of the first quarter of 2021 and a decrease of $10 million resulting from annual rate depreciable life changes.

Other Consolidated Results

The following table summarizes our total other expense, net and income tax expense:

	Years Ended December 31,		% Change
	2022	2021
	(Dollars in millions)
Interest expense	$(112)	(181)	(38)%
Interest expense - affiliate, net	(60)	(105)	(43)%
Other income (expense), net	7	(6)	nm
Total other expense, net	$(165)	(292)	(43)%
Income tax expense	$671	709	(5)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $69 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This decrease was primarily due to the decrease in average long-term debt from $2.7 billion to $2.2 billion, which was slightly offset by the increase in our average interest rate from 6.37% to 6.50%. See Note 6—Long-Term Debt and Note Payable - Affiliate and Liquidity and Capital Resources below for additional information about our debt.

Interest Expense - Affiliate, Net

Interest expense - affiliate, net decreased by $45 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease in interest expense - affiliate, net was primarily due to the repayment of the outstanding principal and interest on the Note Payable - Affiliate on September 30, 2022. See Note 6—Long-Term Debt and Note Payable - Affiliate for additional information about our debt.

Other (Expense) Income, Net

The following table summarizes our total other (expense) income, net:

	Years Ended December 31,
	2022	2021
	(Dollars in millions)
Loss on debt extinguishment	$—	(8)
Other	7	2
Total other income (expense), net	$7	(6)

The loss on debt extinguishment for the year ended December 31,2021 relates to the senior note redemptions discussed in Note 6—Long-Term Debt and Note Payable - Affiliate.

Income Tax Expense

For the years ended December 31, 2022 and 2021, our effective income tax rate was 25.9% and 25.2%, respectively.

For additional information on income taxes, see Note 12—Income Taxes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) affiliate transactions and (ii) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that our estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.

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

We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from Lumen Technologies, (iii) our ability to refinance QC's debt securities to the extent permitted under applicable debt covenants, and (iv) capital contributions, advances or loans from Lumen Technologies or its affiliates if and to the extent they have available funds or access to available funds that they are willing and able to contribute, advance or loan.

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to expand and improve our service offerings, enhance and modernize our networks, and compete effectively in our markets. Lumen Technologies and we evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of Lumen’s consolidated capital investment, and our portion thereof, is influenced by, among other things, demand for Lumen’s services and products, cash flow generated by operating activities, cash required for other purposes, regulatory considerations (such governmentally mandated infrastructure buildout requirements), and the availability of requisite supplies, labor and permits.

Our capital expenditures continue to be focused on enhancing network operating efficiencies, supporting new service developments, and expanding our fiber network, including our Quantum Fiber buildout plan. For more information on our capital spending, see "Business" and "Risk Factors" in Items 1 and 1A, respectively, of Part I of this report.

Debt and Other Financing Arrangements

As of December 31, 2022, we had a face amount of approximately $2.2 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net, unamortized debt issuance costs, and Note Payable - Affiliate). None of our outstanding debt is due in the next 12 months (excluding finance lease obligations).

Subject to market conditions, and to the extent permitted under applicable debt covenants, Qwest Corporation may issue debt securities from time to time in the future primarily to refinance a portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors.

As of the filing date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Standard & Poor's	BB
Moody's Investors Service, Inc.	Ba2
Fitch Ratings	BB

Lumen's and Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or borrowing costs. With the recent downgrade of our credit ratings we may find it more difficult to borrow on favorable terms, or at all. See "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

From time to time over the past couple of years, we have engaged in various refinancings, redemptions, tender offers, open market purchases and other transactions designed to reduce our consolidated indebtedness, lower our interest costs, improve our financial flexibility or otherwise enhance our debt profile. We plan to continue to pursue similar transactions in the future. Whether and when we implement any additional such transactions depends on a wide variety of factors, including without limitation market conditions, our upcoming debt maturities, and our cash requirements. There is no guarantee that we will be successful in implementing any such transactions or attaining our stated objectives. We may not disclose these transactions in advance, unless required by applicable law or material in nature or amount. See Note 6—Long-Term Debt and Note Payable - Affiliate to our consolidated financial statements in Item 8 of Part II of this report for additional information.

Note Payable - Affiliate

The Note Payable - Affiliate (as defined in Note 6—Long-Term Debt and Note Payable - Affiliate) between Qwest Corporation and an affiliate of our ultimate parent company, Lumen Technologies, Inc. ("Lender"), was amended and restated on June 30, 2022. The Note Payable - Affiliate, as amended, provides Qwest Corporation with a funding commitment of up to $2.0 billion. Any outstanding principal balance owed by us under the Note Payable - Affiliate and the accrued interest thereon is due and payable on demand, but if no demand is made, then on the maturity date. The Note Payable - Affiliate has an initial maturity date of June 30, 2027, but will automatically renew for an unlimited number of successive twelve month periods unless the Lender provides notice of its intent not to renew at least 30 days prior to the initial maturity date or each subsequent maturity date. Interest on the Note Payable - Affiliate is accrued on the outstanding balance during an interest period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries.

The Note Payable - Affiliate is reflected on our consolidated balance sheets as a current liability. On September 30, 2022, Qwest Corporation repaid the outstanding principal and interest on the Note Payable - Affiliate of approximately $1.2 billion and $43 million, respectively. As of December 31, 2022, there was no outstanding principal or accrued interest under the Note Payable - Affiliate.

For additional information about our indebtedness, see Note 6—Long-Term Debt and Note Payable - Affiliate.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2022 include both current and long term obligations. Related to debt, as noted in Note 6—Long-Term Debt and Note Payable - Affiliate, we have long-term obligations of $2.2 billion, with $2 million of current maturities and no obligations related to note payable - affiliate, as discussed above. Under our operating leases as noted in Note 4—Leases, we have a current obligation, including interest, of $24 million and a long-term obligation of $66 million. As noted in Note 14—Commitments, Contingencies and Other Items, we have a current obligation related to right-of-way agreements and purchase commitments of $59 million and a long-term obligation of $139 million. Additionally, we have a current obligation for asset retirement obligations of $6 million and a long-term obligation of $26 million.

Dividends

We periodically pay dividends to QSC, our direct parent company, which reduce our capital resources for debt repayments and other purposes. For additional information, see (i) our consolidated statements of cash flows and stockholder's equity and (ii) Note 17—Stockholder's Equity.

Pension and Post-retirement Benefit Obligations

Lumen Technologies is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2022, the accounting unfunded status of Lumen's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was approximately $615 million and $2.0 billion, respectively. See Note 9—Employee Benefits to the consolidated financial statements in Item 8 of Part II of this report and Note 11—Employee Benefits to the consolidated financial statements in Item 8 of Part II of Lumen's annual report on Form 10-K for the year ended December 31, 2022 for additional information about our and Lumen's pension and post-retirement benefit arrangements.

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

Benefits paid by Lumen's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, Lumen Technologies does not expect any contributions to be required for their qualified pension plan during 2023. The amount of required contributions to Lumen's qualified pension plan in 2024 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Lumen Technologies occasionally makes voluntary contributions in addition to required contributions and reserves the right to do so in the future. Lumen Technologies has advised that it does not expect to make a voluntary contribution to the trust of the qualified pension plan in 2023.

Substantially all of Lumen's post-retirement health care and life insurance benefits plans are unfunded and are paid by Lumen Technologies with available cash.

The affiliate obligations, net in other within current liabilities and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the year ended December 31, 2022, we made net settlement payments of $61 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2023, we expect to make aggregate settlement payments of $57 million to QCII under the plan.

For 2022, Lumen's expected annual long-term rate of return on pension plan assets, net of administrative expenses was 5.5%. For 2023, Lumen's expected annual long-term rate of return on these assets is 6.5%. However, actual returns could be substantially different.

For additional information, see "Risk Factors—Financial Risks in Item 1A of Part I of this report.

Federal Broadband Support Programs

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

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Years Ended December 31,		(Decrease) / Increase
	2022	2021
	(Dollars in millions)
Net cash provided by operating activities	$2,626	3,033	(407)
Net cash used in investing activities	(1,349)	(751)	598
Net cash used in financing activities	(1,271)	(2,293)	(1,022)

Operating Activities

Net cash provided by operating activities decreased by $407 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to lower net income adjusted for non-cash items and partially offset by increases related to changes in working capital. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to collection of receivables and payments of interest expense, accounts payable and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities increased by $598 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to an increase in advances to affiliates and an increase in capital expenditures.

Financing Activities

Net cash used in financing activities decreased by $1.0 billion for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to a decrease in dividends paid to our parent and a decrease in repayments of advances from affiliates and third-party debt. The decreases were partially offset by our repayment of the Note Payable - Affiliate.

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

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of December 31, 2022.

Market Risk

As of December 31, 2022, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies.

At December 31, 2022, we had approximately $2.0 billion (excluding finance lease and other obligations) of long-term debt outstanding which bears interest at fixed rates and is therefore not exposed to interest rate risk. At December 31, 2022, we had $215 million floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $2 million. At December 31, 2022, we had no debt which was owed to an affiliate of our ultimate parent, Lumen Technologies, Inc under the note payable-affiliate. The note payable-affiliate bears interest at a variable rate, which is based on a weighted average per annum interest rate of Lumen's outstanding borrowings for the interest period and therefore is exposed to potential interest rate risk.

Certain shortcomings are inherent in the method of analysis in evaluating our market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. Our analyses only incorporate the risk exposures that existed at December 31, 2022.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, cash flows, and stockholder’s equity for each of the years in the three year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Testing of revenue
As discussed in Note 3 to the consolidated financial statements, the Company recorded $6.4 billion of operating revenues for the year ended December 31, 2022. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

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
Denver, Colorado
February 23, 2023

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$4,155	4,562	4,826
Operating revenue - affiliates	2,294	2,389	2,487
Total operating revenue	6,449	6,951	7,313
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,646	1,722	1,995
Selling, general and administrative	454	354	564
Operating expenses - affiliates	734	758	728
Depreciation and amortization	860	1,009	1,315
Total operating expenses	3,694	3,843	4,602
OPERATING INCOME	2,755	3,108	2,711
OTHER (EXPENSE) INCOME
Interest expense	(112)	(181)	(279)
Interest expense - affiliate, net	(60)	(105)	(74)
Other income (expense), net	7	(6)	(56)
Total other expense, net	(165)	(292)	(409)
INCOME BEFORE INCOME TAXES	2,590	2,816	2,302
Income tax expense	671	709	595
NET INCOME	$1,919	2,107	1,707

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8	2
Accounts receivable, less allowance of $36 and $38	309	301
Advances to affiliates	576	—
Other	120	187
Total current assets	1,013	490
Property, plant and equipment, net of accumulated depreciation of $7,617 and $6,879	8,273	8,180
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Other intangible assets, net	138	199
Other, net	141	141
Total goodwill and other assets	9,639	9,700
TOTAL ASSETS	$18,925	18,370
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$2	—
Accounts payable	213	206
Advances from affiliates	—	55
Note payable - affiliate	—	1,187
Accrued expenses and other liabilities
Salaries and benefits	127	138
Income and other taxes	89	94
Other	130	182
Current portion of deferred revenue	167	174
Total current liabilities	728	2,036
LONG-TERM DEBT	2,155	2,156
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,282	1,276
Affiliate obligations, net	552	597
Other	654	670
Total deferred credits and other liabilities	2,488	2,543
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	3,504	1,585
Total stockholder's equity	13,554	11,635
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$18,925	18,370
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,919	2,107	1,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	860	1,009	1,315
Deferred income taxes	20	27	41
Provision for uncollectible accounts	60	27	66
Accrued interest on affiliate note	28	57	61
Net loss on early retirement of debt	—	8	63
Changes in current assets and liabilities:
Accounts receivable	(68)	36	88
Accounts payable	(29)	(41)	(58)
Accrued income and other taxes	(5)	(1)	1
Other current assets and liabilities, net	(26)	(176)	(220)
Changes in other noncurrent assets and liabilities, net	(28)	(13)	52
Changes in affiliate obligations, net	(90)	(12)	(70)
Other, net	(15)	5	25
Net cash provided by operating activities	2,626	3,033	3,071
INVESTING ACTIVITIES
Capital expenditures	(849)	(797)	(1,091)
Changes in advances to affiliates	(576)	—	1,842
Proceeds from sale of property, plant and equipment and other assets	76	46	3
Net cash (used in) provided by investing activities	(1,349)	(751)	754
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	115
Payment of note payable - affiliate	(1,215)	—	—
Payments of long-term debt	(1)	(1,186)	(2,796)
Dividends paid	—	(570)	(1,725)
Changes in advances from affiliates	(55)	(537)	592
Net cash used in financing activities	(1,271)	(2,293)	(3,814)
Net increase (decrease) in cash, cash equivalents and restricted cash	6	(11)	11
Cash, cash equivalents and restricted cash at beginning of period	4	15	4
Cash, cash equivalents and restricted cash at end of period	$10	4	15
Supplemental cash flow information:
Income taxes paid, net	$(673)	(697)	(556)
Interest paid, including affiliate interest (net of capitalized interest of $29, $19 and $29)	$(113)	(188)	(310)
Supplemental noncash information of investing activities:
Sale of property, plant and equipment in exchange for receivable	$—	56	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$8	2	14
Restricted cash - noncurrent	2	2	1
Total	$10	4	15
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	1,585	48	67
Net income	1,919	2,107	1,707
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit losses, net of $(1) tax	—	—	3
Dividends declared and paid to Qwest Services Corporation	—	(570)	(1,725)
Other	—	—	(4)
Balance at end of period	3,504	1,585	48
TOTAL STOCKHOLDER'S EQUITY	$13,554	11,635	10,098
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation, and its consolidated subsidiaries, and references to "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc., and its consolidated subsidiaries including Level 3 Parent, LLC, referred to as "Level 3".

(1) Background and Summary of Significant Accounting Policies

General

We are an integrated facilities-based communications company focused on providing our business and mass markets customers with a broad array of communications products and services. Our specific products and services are detailed in Note 3—Revenue Recognition of this report.

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

We recognize revenue for services when we provide the applicable service or when control is transferred. Recognition of certain payments received in advance of services being provided is deferred. These advance payments include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which typically ranges from one to five years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

We periodically sell transmission capacity on our network. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. In most cases, we account for the cash consideration received on transfers of transmission capacity as ASC 606 revenue, which is adjusted for the time value of money and is recognized ratably over the term of the agreement. Cash consideration received on transfers of dark fiber is accounted for as non-ASC 606 lease revenue, which we also recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our transmission capacity assets for other non-owned transmission capacity assets.

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

We have service level commitments pursuant to contracts with certain of our customers. To the extent that such service levels are not achieved or are otherwise disputed due to performance or service issues or other service interruptions or conditions, we will estimate the amount of credits to be issued and record a corresponding reduction to revenue in the period that the service level commitment was not met or may not be met.

Customer payments are made based on billing schedules included in our customer contracts, which is typically on a monthly basis.

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 32 months for mass markets and 30 months for business. These deferred costs are monitored every period to reflect any significant change in assumptions.

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

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII’s pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2022 and 2021, we made settlement payments of $61 million and $46 million, respectively, to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.

In the normal course of business, we transfer assets to and from various affiliates through our parent, QSC, which are recorded through our equity. It is our policy to record asset transfers based on carrying values. These transactions may reduce our capital resources for debt repayments and other purposes.

On September 30, 2022, Qwest Corporation repaid the outstanding principal and interest on the Note Payable - Affiliate to an affiliate of our ultimate parent company, Lumen Technologies, Inc., under a revolving promissory note. For additional information, see "Note Payable - Affiliate" in Note 6—Long-Term Debt and Note Payable - Affiliate.

Advertising Costs

Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $26 million, $24 million and $25 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Book overdrafts occur when checks have been issued but have not been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheet. This activity is included in the operating activities section in our consolidated statements of cash flows. There were no book overdrafts included in accounts payable at December 31, 2022 or December 31, 2021.

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

Property, Plant and Equipment

As a result of our indirect acquisition by Lumen Technologies, Inc., property, plant and equipment acquired at the time of acquisition was recorded based on its estimated fair value as of the acquisition date. Subsequently purchased and constructed property, plant and equipment are recorded at cost. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are pooled for purposes of depreciation and tracking. The equal life group procedure is used to establish each pool's average remaining useful life. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. During the construction phase of network and other internal-use capital projects, we capitalize related employee and interest costs. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

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

We are required to assess our goodwill for impairment annually, or more frequently if an event occurs or circumstances change that would indicate an impairment may have occurred. We are required to write-down the value of goodwill of the reporting unit in periods in which the carrying amount of the reporting unit equity exceeds the estimated fair value of the equity of the reporting unit limited to the goodwill balance. The impairment assessment is performed at the reporting unit level. We have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment. See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

Pension and Post-Retirement Benefits

A substantial portion of our active and retired employees participate in the Lumen Combined Pension Plan. On December 31, 2014, the QCII pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, and the CenturyLink Retirement Plan is now named the Lumen Combined Pension Plan. Prior to the pension plan merger, the above-noted employees participated in the QCII pension plan. In addition, certain of our employees participate in Lumen's post-retirement health care and life insurance benefit plans. Lumen Technologies allocates service costs relating to pension and post-retirement health care and life insurance benefits to us and its other affiliates. The amounts contributed by us through Lumen Technologies are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of Lumen Technologies. The allocation of the service costs to us is based upon our employees who are currently earning benefits under the plans.

For further information on qualified pension, post-retirement and other post-employment benefit plans, see Note 11—Employee Benefits to the consolidated financial statements in Item 8 of Part II of Lumen's annual report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

During 2022, we adopted Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”) and ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” (“ASU 2021-05”). During 2021, we adopted ASU 2020-09 "Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762," ("ASU 2020-09"), ASU 2020-01 "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01") and ASU 2019-12 "Simplifying the Accounting for Income Taxes (Topic 740). ("ASU 2019-12")" During 2020, we adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13").

Each of these is described further below.

Government Assistance

On January 1, 2022, we adopted ASU 2021-10. This ASU requires business entities to disclose information about certain types of government assistance they receive. Please refer to Note 3—Revenue Recognition for more information.

Leases

On January 1, 2022, we adopted ASU 2021-05. This ASU (i) amends the lease classification requirements for lessors to align them with practice under ASC Topic 840, (ii) provides criteria for lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease, and (iii) provides guidance with respect to net investments by lessors under operating leases and other related topics. The adoption of ASU 2021-05 did not have a material impact to our consolidated financial statements.

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

Investments

On January 1, 2021, we adopted ASU 2020-01. This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of December 31, 2022, we determined there was no application or discontinuation of the equity method during the reporting periods covered by this report. The adoption of ASU 2020-01 did not have an impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In December 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-06, “Reference Rate Reform (Topic 848) – Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"). These amendments extend the period of time preparers can utilize the reference rate reform relief guidance in Topic 848, which defers the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 is effective upon issuance. Based on our review of our key material contracts through December 31, 2022, we do not expect ASU 2022-06 to have a material impact to our consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and potential magnitude of program transactions. ASU 2022-04 will become effective for us in the first quarter of fiscal 2023. As of December 31, 2022, we are reviewing our supplier finance agreements to determine the impact to disclosures in our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). These amendments clarify that a contractual restriction on the sales of an investment in equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of December 31, 2022, we do not expect ASU 2022-03 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). These amendments eliminate the TDR recognition and measurement guidance, enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of December 31, 2022, we do not expect ASU 2022-02 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” ("ASU 2022-01"). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. ASU 2022-01 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of December 31, 2022, we do not expect ASU 2022-01 to have an impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of December 31, 2022, we do not expect ASU 2021-08 to have an impact to our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides optional expedients for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through December 31, 2022, ASU 2021-01 will not have a material impact to our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04" or "Reference Rate Reform"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through December 31, 2022, we do not expect ASU 2020-04 to have a material impact to our consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2022	2021
	(Dollars in millions)
Goodwill	$9,360	9,360
Customer relationships, less accumulated amortization of $— and $5,699 (1)	$—	—
Other intangible assets, less accumulated amortization of $1,924 and $1,876	138	199
Total other intangible assets, net	$138	199
_______________________________________________________________________________
(1)Customer relationships with a gross carrying value of $5.7 billion became fully amortized during 2021 and were retired during the first quarter of 2022.

As of December 31, 2022, the gross carrying amount of goodwill, customer relationships and other intangible assets was $11.4 billion.

Substantially all of our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We are required to assess our goodwill for impairment annually, or under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our assessment determines the carrying value of equity of our reporting unit exceeds its fair value. Our annual impairment assessment date for goodwill is October 31, at which date we assess goodwill at our reporting unit. In reviewing the criteria for reporting units, we have determined that we are one reporting unit.

At October 31, 2022, 2021 and 2020, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, equal to the present value of all normalized cash flows after the projection period. Based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 24%, 42% and 48% at October 31, 2022, 2021 and 2020, respectively. We concluded that goodwill was not impaired as of October 31, 2022, 2021 and 2020.

Our fair value estimates for evaluating goodwill incorporated significant judgments and assumptions including forecast revenues and expenses, cost of capital, and control premiums. In developing market multiples, we also considered observed trends of our industry participants and other qualitative factors that required significant judgment. Alternative estimates, judgments, and interpretations of these factors could have resulted in different conclusions regarding the need for an impairment charge.

We annually review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our annual reviews. As of December 31, 2022, the weighted average remaining useful life was 2 years for capitalized software.

Total amortization expense for intangible assets for the years ended December 31, 2022, 2021 and 2020 was $79 million, $176 million and $481 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2023 through 2027 will be as follows:

(Dollars in millions)
Year ending December 31,
2023	$61
2024	33
2025	15
2026	9
2027	7

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Year Ended December 31, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Voice and Other	$1,749	(197)	1,552
Fiber Infrastructure	1,955	(131)	1,824
IP and Data Services	451	—	451
Affiliate Services	2,294	(45)	2,249
Total revenue	$6,449	(373)	6,076

Timing of revenue
Goods and services transferred at a point in time			$28
Services performed over time			6,048
Total revenue from contracts with customers			$6,076

	Year Ended December 31, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Voice and Other	$2,099	(334)	1,765
Fiber Infrastructure	1,990	(120)	1,870
IP and Data Services	473	—	473
Affiliate Services	2,389	(29)	2,360
Total revenue	$6,951	(483)	6,468

Timing of revenue
Goods and services transferred at a point in time			$30
Services performed over time			6,438
Total revenue from contracts with customers			$6,468

	Year Ended December 31, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Voice and Other	$2,281	(352)	1,929
Fiber Infrastructure	2,033	(123)	1,910
IP and Data Services	512	—	512
Affiliate Services	2,487	(4)	2,483
Total revenue	$7,313	(479)	6,834

Timing of revenue
Goods and services transferred at a point in time			$46
Services performed over time			6,788
Total revenue from contracts with customers			$6,834
_______________________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

We do not have any single external customer that comprises more than 10% of our total consolidated operating revenue. Substantially all of our consolidated revenue comes from customers located in the United States.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(Dollars in millions)
Customer receivables (1)	$297	298
Contract assets	9	10
Contract liabilities	343	317
_______________________________________________________________________________
(1)Reflects gross customer receivables, including gross affiliate receivables, of $324 million and $328 million, net of allowance for credit losses of $27 million and $30 million, at December 31, 2022 and December 31, 2021, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the years ended December 31, 2022 and December 31, 2021, we recognized $192 million and $199 million, respectively, of revenue that was included in contract liabilities of $317 million and $300 million as of January 1, 2022 and 2021, respectively.

Performance Obligations

As of December 31, 2022, we expect to recognize approximately $1.7 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. We expect to recognize approximately 91% of this revenue through 2025.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Year Ended December 31, 2022
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$64	47
Costs incurred	50	39
Amortization	(53)	(40)
End of period balance	$61	46

	Year Ended December 31, 2021
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$73	54
Costs incurred	49	27
Amortization	(58)	(34)
End of period balance	$64	47

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

Governmental Funding

Lumen participates in various U.S. federal and state programs under which government support payments are received to offset costs associated with providing services in targeted locations such as unserved or underserved high-cost or rural areas, or for certain types of customers, including non-profit organizations, educational institutions and local governmental bodies. Support payments may be conditioned on specified infrastructure buildouts by milestone deadlines or provision of services at specified locations and speed requirements. Commitments may be made annually, on a multi-year basis ranging from one to ten years or be on-going subject to periodic change or termination. Consistent with customary practice and as referenced in ASC 832 Government Assistance, Lumen applies a grant model of accounting by which it accounts for these transactions as non-ASC 606 revenue over the periods in which the costs for which the funding is intended to compensate are incurred. This non-ASC 606 revenue is included in operating revenue in our consolidated statements of operations. Corresponding receivables are recorded when services have been provided to the customers and costs incurred, but the cash has not been received. These amounts are included in our accounts receivable, less allowance in our consolidated balance sheets. Certain programs are subject to audits of compliance with program commitments and, subject to the outcomes of those assessments, Lumen may be required to reimburse the government entity for cash previously received, or, in some cases, pay a penalty. Lumen evaluates each program and establishes a liability under the principles of ASC 450 if it is probable support payments will be recaptured or a penalty will be imposed.

For the year ended December 31, 2022, Lumen recorded non-customer revenue of $22 million under government assistance programs, of which 34% was associated with state universal service fund support programs.

Between 2015 and 2021, Lumen received approximately $500 million annually through the FCC's Connect America Fund II ("CAF II"), a federal multi-year recurring subsidy program for more extensive broadband deployment in price-cap ILEC territories. This program ended on December 31, 2021. Our share of this CAF II funding was approximately $145 million annually. In connection with the CAF II funding, we were required to meet certain specified infrastructure buildout requirements in 13 states by the end of 2021, which required substantial capital expenditures. In the first quarter of 2022, we recognized $13 million of previously deferred revenue related to the conclusion of the CAF II program based upon our final buildout and filing submissions. The government has the right to audit our compliance with the CAF II program and the ultimate outcome of any remaining examinations is unknown, but could result in a liability to us in excess of our reserve accruals established for these matters.

In early 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”), which is a federal support program designed to replace the CAF II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. Lumen Technologies started receiving support payments under this program in the second quarter of 2022, but our share of these payments is not material.

We participate in multiple state sponsored programs for broadband deployment in unserved and underserved areas for which the states have state universal service funds sourced from fees levied on telecommunications providers and passed on to consumers. During the year ending December 31, 2022, we participated in these types of programs primarily in the states of Minnesota, Nebraska, and New Mexico.

(4) Leases

We primarily lease to or from third parties various office facilities, colocation facilities and equipment. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless we determine that we are reasonably certain of renewing the lease. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain to be exercised. Our lease agreements do not generally contain any material residual value guarantees or material restrictive covenants.

Lease expense consisted of the following:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Operating and short-term lease cost	$25	26	67
Finance lease cost:
Amortization of right-of-use assets	1	1	5
Total finance lease cost	1	1	5
Total lease cost	$26	27	72

We lease various equipment, office facilities, retail outlets, and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2022, 2021 and 2020, our gross rental expense was $26 million, $27 million and $72 million, respectively. We also received sublease rental income for the years ended December 31, 2022, 2021 and 2020 of $9 million, $10 million and $12 million, respectively.

Supplemental consolidated balance sheet information and other information related to leases is included below:

		As of December 31,
Leases (Dollars in millions)	Classification on the Balance Sheet	2022	2021
Assets
Operating lease assets	Other, net	$68	69
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	5	5
Total leased assets		$73	74

Liabilities
Current
Operating	Other	$21	33
Finance	Current maturities of long-term debt	2	1
Noncurrent
Operating	Other	58	63
Finance	Long-term debt	2	1
Total lease liabilities		$83	98

Weighted-average remaining lease term (years)
Operating leases		4.8	4.2
Finance leases		10.0	6.3
Weighted-average discount rate
Operating leases		4.08%	3.97%
Finance leases		4.08%	6.21%

Supplemental consolidated cash flow statement information related to leases is included below:

	Years Ended December 31,
	2022	2021
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$40	36
Operating cash flows for finance leases	—	—
Financing cash flows for finance leases	1	1
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$23	18
Right-of-use assets obtained in exchange for new finance lease liabilities	1	—

As of December 31, 2022, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2023	$24	2
2024	22	1
2025	16	1
2026	11	—
2027	7	—
Thereafter	10	—
Total lease payments	90	4
Less: interest	(11)	—
Total	79	4
Less: current portion	(21)	(2)
Long-term portion	$58	$2

Operating Lease Income

We lease various data transmission capacity, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations. See "Revenue Recognition" in Note 1—Background and Summary of Significant Accounting Policies.

For the years ended December 31, 2022, 2021 and 2020, our gross rental income was $346 million, $324 million and $312 million, respectively which represents 5%, 5% and 4%, respectively, of our operating revenue for the years ended December 31, 2022, 2021 and 2020.

(5) Credit Losses on Financial Instruments

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the years ended December 31, 2022 and December 31, 2021:

	Business	Mass Markets	Total
	(Dollars in millions)
Beginning balance at January 1, 2021(1)	$25	36	61
Provision for expected losses	10	17	27
Write-offs charged against the allowance	(19)	(35)	(54)
Recoveries collected	3	1	4
Beginning balance at December 31, 2021	$19	19	38
Provision for expected losses	13	47	60
Write-offs charged against the allowance	(14)	(50)	(64)
Recoveries collected	2	—	2
Ending Balance at December 31, 2022	$20	16	36
______________________________________________________________________
(1)Due to an internal reorganization of our reporting categories on January 1, 2021, our accounts receivable portfolios were changed to align with changes to how we manage our customers. Allowance for credit losses previously included in the Consumer and Business portfolio of $32 million and $4 million, respectively, were reclassified to the Mass Markets allowance for credit losses on January 1, 2021, as a result of this change.

For the year ended December 31, 2022, we decreased our allowance for credit losses for our Mass Markets accounts receivable portfolio primarily due to higher write-off activity.

For the year ended December 31, 2021, we decreased our allowance for credit losses for our business and mass markets accounts receivable portfolio primarily due to higher write-off activity in 2021, along with the easing of prior delays due to COVID-19 related restrictions from 2020.

(6) Long-Term Debt and Note Payable - Affiliate

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance lease and other obligations, unamortized premiums, net, unamortized debt issuance costs and (ii) note payable-affiliate:

			As of December 31,
	Interest Rates (1)	Maturities (1)	2022	2021
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2025 - 2057	$1,986	1,986
Term loan (2)	LIBOR + 2.25%	2027	215	215
Finance lease and other	Various	Various	3	2
Unamortized premiums, net			5	6
Unamortized debt issuance costs			(52)	(53)
Total long-term debt			2,157	2,156
Less current maturities			(2)	—
Long-term debt, excluding current maturities			$2,155	2,156
Note payable-affiliate	5.424%	2027	$—	1,187
_______________________________________________________________________________
(1) As of December 31, 2022.
(2) Qwest Corporation's Term Loan had interest rates of 6.640% and 2.110% as of December 31, 2022 and December 31, 2021.

Repayments

On December 1, 2021, Qwest Corporation paid at maturity the $950 million principal amount of its 6.750% Senior Notes.

Redemption of Senior Notes

On February 16, 2021, Qwest Corporation fully redeemed all $235 million aggregate principal amount of its outstanding 7.000% Senior Notes due 2056. This redemption resulted in a loss of $8 million.

Term Loan

In the fourth quarter of 2020, we borrowed $215 million under a variable-rate term loan with CoBank ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on October 23, 2027. Interest is paid at least quarterly based upon either the LIBOR or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on Qwest Corporation's then current senior unsecured long-term debt rating.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2022 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable-affiliate) maturing during the following years:

(Dollars in millions)
2023	$2
2024	—
2025	251
2026	—
2027	215
2028 and thereafter	1,736
Total long-term debt	$2,204

Note Payable - Affiliate

On June 30, 2022, Qwest Corporation entered into an amended and restated revolving promissory note ("Note Payable - Affiliate") with an affiliate of our ultimate parent company, Lumen Technologies, Inc. ("Lender"), that replaces the previous revolving promissory agreement that was scheduled to mature on June 30, 2022 ("Prior Note Payable - Affiliate"). The Note Payable - Affiliate, as amended, provides Qwest Corporation with a funding commitment of up to $2.0 billion. Any outstanding principal balance owed by Qwest Corporation under the Note Payable - Affiliate and the accrued interest thereon is due and payable on demand, but if no demand is made, then on the maturity date. The Note Payable - Affiliate has an initial maturity date of June 30, 2027, but will automatically renew for an unlimited number of successive twelve-month periods unless the Lender provides notice of its intent not to renew at least 30 days prior to the initial maturity date or each subsequent maturity date.

In accordance with the terms of the amended Note Payable - Affiliate, interest is assessed every six months ending on June 30th and December 31st (an "Interest Period") and is payable within 30 days of the end of the respective Interest Period. Interest is accrued on the outstanding principal balance during the respective Interest Period using a weighted average per annum interest rate on the consolidated outstanding debt of Lumen Technologies, Inc. and its subsidiaries.

On September 30, 2022, Qwest Corporation repaid the outstanding principal and interest on the Note Payable - Affiliate of approximately $1.2 billion and $43 million, respectively. As of December 31, 2022, there was no outstanding principal or accrued interest under the Note Payable - Affiliate.

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest and interest expense-affiliates, net:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Interest expense:
Gross interest expense	$141	200	308
Capitalized interest	(29)	(19)	(29)
Total interest expense	$112	181	279
Interest expense-affiliates, net	$60	105	74

Covenants

Our senior notes were issued under indentures dated April 15, 1990 and October 15, 1999. These indentures contain certain covenants including, but not limited to: (i) a prohibition on certain liens on our assets; and (ii) a limitation on mergers or sales of all, or substantially all, of our assets, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. These indentures do not contain any financial covenants or restrictions on our ability to issue new securities thereunder. Except for our notes maturing in 2027 or before, we can redeem our senior notes, at our option, at par plus accrued and unpaid interest.

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

Compliance

At December 31, 2022 and 2021, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

(7) Accounts Receivable
The following table presents details of our accounts receivable balances:

	As of December 31,
	2022	2021
	(Dollars in millions)
Trade and purchased receivables	$282	268
Earned and unbilled receivables	23	35
Other	40	36
Total accounts receivable	345	339
Less: allowance for credit losses	(36)	(38)
Accounts receivable, less allowance	$309	301
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

The following table presents details of our allowance for credit losses:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2022	$38	60	(62)	36
2021	61	27	(50)	38
2020(1)	39	66	(44)	61
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

(8) Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2022	2021
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$339	335
Fiber, conduit and other outside plant(1)	15-45 years	6,755	6,406
Central office and other network electronics(2)	7-10 years	5,283	5,106
Support assets(3)	3-30 years	2,766	2,721
Construction in progress(4)	N/A	747	491
Gross property, plant and equipment		15,890	15,059
Accumulated depreciation		(7,617)	(6,879)
Net property, plant and equipment		$8,273	8,180
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

We recorded depreciation expense of $781 million, $833 million and $834 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(9) Employee Benefits

Pension and Post-Retirement Benefits

QCII's post-retirement benefit plans were merged into Lumen's post-retirement benefit plans on January 1, 2012 and on December 31, 2014, QCII's qualified pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which is now named the Lumen Combined Pension Plan (the "LCPP"). Based on current laws and circumstances, (i) Lumen Technologies was not required to make a cash contribution to the LCPP in 2022 and (ii) Lumen Technologies does not expect it will be required to make a contribution in 2023. The amount of required contributions to the LCPP in 2023 and beyond will depend on earnings on plan investments, prevailing discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Lumen Technologies occasionally makes voluntary contributions in addition to required contributions. Lumen Technologies did not make a voluntary contribution to the LCPP in 2022 or 2021.

The unfunded status of Lumen's qualified and non-qualified pension plans for accounting purposes was approximately $615 million and $1.2 billion as of December 31, 2022 and 2021, which includes the merged QCII qualified pension plan. The unfunded status of Lumen's post-retirement benefit plans for accounting purposes was $2.0 billion and $2.8 billion as of December 31, 2022 and 2021.

Lumen Technologies allocates current service costs to subsidiaries relative to employees who are currently earning benefits under the pension and post-retirement benefit plans. The net cost allocated to us is paid on a monthly basis through Lumen's intercompany cash management process.

The affiliate obligations, net in current and noncurrent liabilities on the consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2022 and 2021, we made settlement payments in the aggregate of $61 million and $46 million, respectively, to QCII under the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.

We were allocated $31 million of pension service costs and $7 million of post-retirement service costs during the year ended December 31, 2022, which represented 72% of Lumen's total pension and post-retirement service costs for the year. The combined net pension and post-retirement service costs is included in cost of services and products and selling, general and administrative expenses on our consolidated statement of operations for the year ended December 31, 2022.

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

Lumen Technologies sponsors a noncontributory qualified defined benefit pension plan that covers certain of our eligible employees. The LCPP also provides survivor and disability benefits to certain employees. In November 2009, and prior to the plan merger, the pension plan was amended to no longer provide pension benefit accruals for active non-represented employees after December 31, 2009. In addition, non-represented employees hired after January 1, 2009 are not eligible to participate in the plans. Active non-represented employees who participate in these plans retain their accrued pension benefit earned as of December 31, 2009 and certain participants will continue to earn interest credits on their benefit after December 31, 2009. Employees are eligible to receive their vested accrued benefit when they separate from Lumen Technologies. The plans also provided a death benefit for eligible beneficiaries of certain retirees; however, the plan was amended to eliminate this benefit effective March 1, 2010 for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010 and eliminate the death benefit for eligible beneficiaries of certain retirees who retired after December 31, 2003.

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

Other Benefit Plans

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $99 million, $110 million and $132 million for the years ended December 31, 2022, 2021 and 2020, respectively. Employees' group basic life insurance plans are fully insured and the premiums are paid by Lumen Technologies.

401(k) Plans

Lumen Technologies sponsors a qualified defined contribution plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employees' contributions in cash. We recognized $27 million, $29 million and $34 million in expense related to this plan for the years ended December 31, 2022, 2021 and 2020, respectively.

(10) Stock-based Compensation

Stock-based compensation expenses are included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations.

For the years ended December 31, 2022, 2021 and 2020, we recorded stock-based compensation expense of approximately $13 million, $15 million and $21 million, respectively. We recognized an income tax benefit from our compensation expense of approximately $3 million, $4 million and $5 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of December 31, 2022, as well as the input level used to determine the fair values indicated below:

		As of December 31, 2022		As of December 31, 2021
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt (excluding finance lease and other obligations)	2	$2,154	1,691	2,154	2,298

(12) Income Taxes

The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Income tax expense:
Federal and foreign
Current	$514	553	425
Deferred	6	17	40
State and local
Current	137	129	128
Deferred	14	10	2
Income tax expense	$671	709	595

The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2022	2021	2020
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes-net of federal effect	4.3%	3.7%	4.4%
Other	0.6%	0.5%	0.4%
Effective income tax rate	25.9%	25.2%	25.8%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2022	2021
	(Dollars in millions)
Deferred tax liabilities:
Property, plant and equipment	$(1,414)	(1,386)
Intangible assets	(114)	(129)
Other	(54)	(25)
Total deferred tax liabilities	(1,582)	(1,540)
Deferred tax assets:
Payable to affiliate due to post-retirement benefit plan participation	302	274
Gross deferred tax assets	302	274
Less valuation allowance on deferred tax assets	—	(8)
Net deferred tax assets	302	266
Net deferred tax liabilities	$(1,280)	(1,274)

At December 31, 2022, we had no established valuation allowance based on our assessment of whether it is not more likely than not that our deferred tax assets will be realized.

As of both December 31, 2022 and 2021, the $1.3 billion net deferred tax liabilities are included in long-term liabilities on our consolidated balance sheet.

With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2016. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carryforwards are available.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1st to December 31st for 2022 and 2021 are as follows:

	Years ended December 31,
	2022	2021
	(Dollars in millions)
Unrecognized tax benefits at beginning of period	$360	388
Decrease due to tax positions taken in a prior year	(28)	(28)
Unrecognized tax benefits at end of period	$332	360

The total amount of unrecognized tax benefits (including interest and net of federal benefit) that, if recognized, would impact the effective income tax rate was $397 million and $407 million as of December 31, 2022 and 2021, respectively.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $95 million and $75 million as of December 31, 2022 and 2021, respectively.

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

We paid $673 million, $697 million, and $556 million related to income taxes for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies for both December 31, 2022 and December 31, 2021 aggregated to approximately $19 million, and are included in "Other" current liabilities and "Other Liabilities" in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

AT&T Proceedings

In August 2022, certain of our indirect affiliates filed a complaint in federal district court in Colorado captioned Central Telephone Company of Virginia, et al, v. AT&T Corp., et al. The suit seeks relief and damages for AT&T’s failure to pay amounts for services it receives. AT&T disputes those claims and has asserted counterclaims alleging breach of contract and seeking declaratory relief. It has requested the court to enjoin the plaintiffs (including us) from terminating services for its failure to pay, and it has requested the court transfer the case to federal court in the southern district of New York for further proceedings. Also in August 2022, AT&T filed a separate lawsuit in federal court in the western district of Louisiana against Central Telephone Company of Virginia, us, and other of our indirect affiliates alleging, among other claims, breach of contract provisions pertaining to network architecture. We and the other plaintiff entities dispute AT&T’s claims.

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

Right-of-Way

At December 31, 2022, our future rental commitments and Right-of-Way ("ROW") agreements were as follows:

Future Rental Commitments and ROW Agreements
(Dollars in millions)
2023	$20
2024	6
2025	6
2026	5
2027	4
2028 and thereafter	34
Total future minimum payments	$75

Purchase Commitments

We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $123 million at December 31, 2022. Of this amount, we expect to purchase $39 million in 2023, $26 million in 2024 through 2025, $14 million in 2026 through 2027 and $44 million in 2028 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2022.

(15) Other Financial Information

Other Current Assets

The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2022	2021
	(Dollars in millions)
Prepaid expenses	$46	50
Contract acquisition costs	38	43
Contract fulfillment costs	30	31
Receivable for sale of land	—	56
Other	6	7
Total other current assets	$120	187

Other Current Liabilities

The following table presents details of other current liabilities in our consolidated balance sheets:

	As of December 31,
	2022	2021
	(Dollars in millions)
Current affiliate obligation	$57	74
Current operating lease liability	21	33
Other	52	75
Total other current liabilities	$130	$182

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities in our consolidated balance sheets:

	As of December 31,
	2022	2021
	(Dollars in millions)
Unrecognized tax benefits	$427	435
Noncurrent operating lease liability	58	63
Other	169	172
Total other noncurrent liabilities	$654	670

(16) Labor Union Contracts

As of December 31, 2022, approximately 43% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 1% of our represented employees are subject to collective bargaining agreements that are scheduled to expire within the 12 month period ending December 31, 2023. We believe relations with our employees continue to be generally good.

(17) Stockholder's Equity

Common Stock

We have one share of common stock (no par value) issued and outstanding, which is owned by QSC.

In addition, in the normal course of business, we transfer assets and liabilities to and from QSC and its affiliates, which are recorded through our equity. It is our policy to record these asset transfers based on carrying values.

Dividends

We declared and paid the following cash dividend to QSC:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Cash dividend declared to QSC	$—	570	1,725
Cash dividend paid to QSC	—	570	1,725

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of December 31, 2022, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control Over Financial Reporting
Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2022.

Management’s Report on the Consolidated Financial Statements

Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2022. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.

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

Fees Paid to the Independent Registered Public Accounting Firm

QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate audit fees billed or allocated to us was $1.5 million for both the years ended December 31, 2022 and 2021 for professional accounting services, including KPMG's audit of our annual consolidated financial statements.

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

4.1
Indenture, dated as of April 15, 1990, by and between The Mountain States Telephone and Telegraph Company (currently named Qwest Corporation) and The First National Bank of Chicago under which Qwest Corporation's 7.375% Notes due 2030 were issued (incorporated by reference to Exhibit 4.2 of Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-03040) filed with the Securities and Exchange Commission on January 13, 2004).

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

4.2
Indenture, dated as of April 15, 1990, by and between Northwestern Bell Telephone Company (predecessor to Qwest Corporation) and The First National Bank of Chicago under which Qwest Corporation's 7.25% Notes due 2025 and 7.75% Notes due 2030 were issued (incorporated by reference to Exhibit 4.5(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 001-07784) filed with the Securities and Exchange Commission on May 10, 2012).

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
101*
Financial statements from the Annual Report on Form 10-K of Qwest Corporation for the period ended December 31, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2023.

QWEST CORPORATION
Date: February 23, 2023	By:	/s/ Andrea Genschaw
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

Signature	Title	Date

/s/ Kate Johnson	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2023
Kate Johnson

/s/ Chris Stansbury	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2023
Chris Stansbury

/s/ Stacey W. Goff	Executive Vice President, General Counsel & Secretary and Director	February 23, 2023
Stacey W. Goff

/s/ Andrea Genschaw	Senior Vice President, Controller (Principal Accounting Officer) and Director	February 23, 2023
Andrea Genschaw