Form 10-Q
period 2023-03-31
QWEST CORP
filed 2023-05-03
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On May 3, 2023, there was one share of common stock outstanding.

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

•our ability to successfully and timely attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, attaining our Quantum Fiber buildout goals, strengthening our relationships with customers and attaining projected cost savings;

•our ability to safeguard our network, and to avoid the adverse impact of cyber-attacks, security breaches, service outages, system failures, or similar events impacting our network or the availability and quality of our services;

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

•our ability to successfully maintain the quality and profitability of our existing product and service offerings, to introduce profitable new offerings on a timely and cost-effective basis and to transition customers from our legacy products to our newer offerings;

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

•adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets, debt covenant restrictions or otherwise;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$981	1,075
Operating revenue—affiliates	560	581
Total operating revenue	1,541	1,656
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	387	408
Selling, general and administrative	128	109
Operating expenses—affiliates	191	176
Depreciation and amortization	197	210
Total operating expenses	903	903
OPERATING INCOME	638	753
OTHER (EXPENSE) INCOME
Interest expense	(27)	(27)
Interest income (expense)—affiliate, net	1	(24)
Other income, net	1	5
Total other expense, net	(25)	(46)
INCOME BEFORE INCOME TAX EXPENSE	613	707
Income tax expense	159	179
NET INCOME	$454	528
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2023	December 31, 2022
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4	8
Accounts receivable, less allowance of $34 and $36	338	309
Advances to affiliates	978	576
Other	169	120
Total current assets	1,489	1,013
Property, plant and equipment, net of accumulated depreciation of $7,789 and $7,617	8,338	8,273
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Other intangible assets, net	129	138
Other, net	154	141
Total goodwill and other assets	9,643	9,639
TOTAL ASSETS	$19,470	18,925
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1	2
Accounts payable	305	213
Accrued expenses and other liabilities
Salaries and benefits	116	127
Income and other taxes	116	89
Other	127	130
Current portion of deferred revenue	169	167
Total current liabilities	834	728
LONG-TERM DEBT	2,156	2,155
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,272	1,282
Affiliate obligations, net	536	552
Other	664	654
Total deferred credits and other liabilities	2,472	2,488
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	3,958	3,504
Total stockholder's equity	14,008	13,554
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$19,470	18,925
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$454	528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197	210
Deferred income taxes	(10)	(2)
Provision for uncollectible accounts	13	7
Accrued interest on affiliate note	—	28
Changes in current assets and liabilities:
Accounts receivable	(42)	15
Accounts payable	6	(33)
Accrued income and other taxes	27	22
Other current assets and liabilities, net	(34)	(56)
Changes in other noncurrent assets and liabilities, net	(4)	(5)
Changes in affiliate obligations, net	(16)	(29)
Other, net	5	2
Net cash provided by operating activities	596	687
INVESTING ACTIVITIES
Capital expenditures	(196)	(144)
Changes in advances to affiliates	(402)	(482)
Proceeds from sale of property, plant and equipment and other assets	—	1
Net cash used in investing activities	(598)	(625)
FINANCING ACTIVITIES
Payments of long-term debt	(2)	—
Changes in advances from affiliates	—	(55)
Net cash used in financing activities	(2)	(55)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4)	7
Cash, cash equivalents and restricted cash at beginning of period	10	4
Cash, cash equivalents and restricted cash at end of period	$6	11
Supplemental cash flow information:
Income taxes paid, net	$(161)	(178)
Interest paid, including affiliate interest (net of capitalized interest of $10 and $6)	$(30)	(31)
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4	9
Restricted cash - noncurrent	2	2
Total	$6	11
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	3,504	1,585
Net income	454	528
Balance at end of period	3,958	2,113
TOTAL STOCKHOLDER'S EQUITY	$14,008	12,163
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

(1) Background

General

We are an integrated facilities-based technology and communications company focused on providing our business and mass markets customers with a broad array of integrated communications products and services necessary to fully participate in our ever-evolving digital world. Our specific products and services are detailed in Note 3—Revenue Recognition of this report.

We generate the majority of our total consolidated operating revenue from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

Basis of Presentation

Our consolidated balance sheet as of December 31, 2022, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

Supplier Finance Programs

On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and potential magnitude of program transactions. The adoption of ASU 2022-04 did not have any impact to our consolidated financial statements.

Credit Losses

On January 1, 2023, we adopted ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). The ASU eliminates the TDR recognition and measurement guidance, enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The adoption of ASU 2022-02 did not have any impact to our consolidated financial statements.

Derivatives and Hedging

On January 1, 2023, we adopted ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” ("ASU 2022-01"). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. The adoption of ASU 2022-01 did not have any impact to our consolidated financial statements.

Business Combinations

On January 1, 2023, we adopted ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The adoption of ASU 2021-08 did not have any impact to our consolidated financial statements.

Government Assistance

On January 1, 2022, we adopted ASU 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). This ASU requires business entities to disclose information about certain types of government assistance they receive. The ASU only impacts annual financial statement note disclosures. The adoption of ASU 2021-10 did not have an impact to our consolidated financial statements.

Leases

On January 1, 2022, we adopted ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” (“ASU 2021-05”). This ASU (i) amends the lease classification requirements for lessors to align them with practice under ASC Topic 840, (ii) provides criteria for lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease; and (iii) provides guidance with respect to net investments by lessors under operating leases and other related topics. The adoption of ASU 2021-05 did not have a material impact to our consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-02, “Investments-Equity method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of March 31, 2023, we do not expect ASU 2023-02 to have an impact to our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” (“ASU 2023-01”). These amendments require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of March 31, 2023, we do not expect ASU 2023-01 to have an impact to our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). These amendments clarify that a contractual restriction on the sales of an investment in an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of March 31, 2023, we do not expect ASU 2022-03 to have an impact to our consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Goodwill	$9,360	9,360
Other intangible assets, less accumulated amortization of $1,938 and $1,924	$129	138

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

As of March 31, 2023, the gross carrying amount of goodwill, customer relationships and other intangible assets was $11.4 billion. The amortization expense for finite-lived intangible assets for the three months ended March 31, 2023 and 2022 totaled $17 million and $19 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2023 through 2027 will be as follows:

(Dollars in millions)
2023 (remaining nine months)	$48
2024	32
2025	16
2026	10
2027	7

(3) Revenue Recognition

We categorize our revenue derived from our operations serving our mass markets customers, primarily within the first three categories listed below, and our revenue derived from our operations servicing our business customers, primarily in the 'Harvest', 'Nurture' and 'Grow' categories listed below:
•Other Broadband, under which we provide primarily lower speed broadband services to residential and small business customers utilizing our copper-based network infrastructure;

•Voice and Other, under which we derive revenues from (i) providing local and long-distance services, professional services, and other ancillary services, (ii) federal broadband and state support payments, and (iii) equipment, IT solutions and other services;

•Fiber Broadband, under which we provide high speed broadband services to residential and small business customers utilizing our fiber-based network infrastructure;

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, private line and other legacy services;

•Nurture, which includes our more mature offerings, including primarily ethernet;

•Grow, which includes products and services that we anticipate will grow, including dark fiber and wavelengths services; and

•Affiliate Services, which are communications services that we also provide to external customers. In addition, we provide to our affiliates application development and support services and network support.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$293	(25)	268	334	(28)	306
Voice and Other	156	(4)	152	194	(16)	178
Fiber Broadband	121	(3)	118	110	(3)	107
Harvest	267	(37)	230	287	(41)	246
Nurture	105	(2)	103	112	(2)	110
Grow	39	—	39	38	(3)	35
Affiliate Services	560	(11)	549	581	(11)	570
Total revenue	$1,541	(82)	1,459	1,656	(104)	1,552
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

For the three months ended March 31, 2023 and 2022, our gross rental income was $80 million and $88 million, respectively, which represents approximately 5% of our operating revenue for both periods.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Customer receivables (1)	$332	297
Contract assets	9	9
Contract liabilities	343	343
______________________________________________________________________
(1)Reflects gross customer receivables, including gross affiliate receivables, of $357 million and $324 million, net of allowance for credit losses of $25 million and $27 million, at March 31, 2023 and December 31, 2022, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three months ended March 31, 2023 and 2022, we recognized $139 million and $150 million, respectively, of revenue that was included in contract liabilities of $343 million and $317 million as of January 1, 2023 and January 1, 2022, respectively.

Performance Obligations

As of March 31, 2023, we expect to recognize approximately $1.7 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of March 31, 2023, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2023, 2024 and thereafter was $711 million, $436 million and $545 million, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning Balance	$61	$46	64	$47
Cost incurred	9	10	13	9
Amortization	(12)	(10)	(14)	(9)
Ending Balances	$58	46	63	47

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of communications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average contract life of 36 months for mass markets customers and average contract life of 33 months for business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next 12 months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next 12 months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on a quarterly basis.

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the three months ended March 31, 2023:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2022	$20	16	36
Provision for expected losses	3	10	13
Write-offs charged against the allowance	(3)	(12)	(15)
Ending balance at March 31, 2023	$20	14	34

(5) Long-Term Debt and Note Payable - Affiliate

The following chart reflects the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance lease and other obligations, unamortized premiums, net and unamortized debt issuance costs:

	Interest Rates (1)	Maturities (1)	March 31, 2023	December 31, 2022
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2025 - 2057	$1,986	1,986
Term loan (2)	LIBOR + 2.50%	2027	215	215
Finance lease and other obligations	Various	Various	4	3
Unamortized premiums, net			4	5
Unamortized debt issuance costs			(52)	(52)
Total long-term debt			$2,157	2,157
Less current maturities			(1)	(2)
Long-term debt, excluding current maturities			$2,156	2,155
_______________________________________________________________________________
(1)As of March 31, 2023.
(2)Qwest Corporation's Term Loan had interest rates of 7.422% and 6.640% as of March 31, 2023 and December 31, 2022, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2023 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable-affiliate) maturing during the following years:

(Dollars in millions)
2023 (remaining nine months)	$—
2024	1
2025	251
2026	—
2027	215
2028 and thereafter	1,738
Total long-term debt	$2,205

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

On September 30, 2022, Qwest Corporation repaid the outstanding principal and interest on the Note Payable - Affiliate of approximately $1.2 billion and $43 million, respectively. As of March 31, 2023, there was no outstanding principal or accrued interest under the Note Payable - Affiliate.

Compliance

As of March 31, 2023, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of March 31, 2023 and December 31, 2022, as well as the input level used to determine the fair values indicated below:

		March 31, 2023		December 31, 2022
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$2,153	1,476	2,154	1,691

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

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at March 31, 2023 we had accrued $19 million in the aggregate for our litigation and non-income tax contingencies, which is included in “Other” current liabilities and “Other Liabilities” on our consolidated balance sheet as of such date. We cannot at this time estimate the reasonably possible loss or range of loss in excess of this $19 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

The matters listed in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 14—Commitments, Contingencies and Other Items to the financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(8) Dividends

From time to time we may declare and pay dividends to our direct parent company, QSC, sometimes in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not currently limit the amount of dividends we can pay to QSC.

During the three months ended March 31, 2023 and March 31, 2022, we declared and paid no dividends to QSC. Dividends paid, when applicable, are reflected on our consolidated statements of cash flows as financing activities.

(9) Other Financial Information

Other Current Assets

The following table presents details of other current assets on our consolidated balance sheets:

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Prepaid expenses	$68	46
Contract acquisition costs	37	38
Contract fulfillment costs	30	30
Other	34	6
Total other current assets	$169	120

Other Current Liabilities

The following table presents details of other current liabilities on our consolidated balance sheets:

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Affiliate obligations	$57	57
Operating lease liabilities	22	21
Other	48	52
Total other current liabilities	$127	130

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities on our consolidated balance sheets:

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Unrecognized tax benefits	$434	427
Operating lease liabilities	58	58
Other	172	169
Total other noncurrent liabilities	$664	654

(10) Labor Union Contracts

As of March 31, 2023, approximately 43% of our employees were represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). None of our represented employees are subject to collective bargaining agreements that are scheduled to expire within the twelve-month period ending March 31, 2024. We believe relations with our employees continue to be generally good.

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

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2022, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

We are an integrated facilities-based technology and communications company focused on providing our business and mass markets customers with a broad array of integrated communications products and services necessary to fully participate in our ever-evolving digital world. Our specific products and services are detailed in Note 3—Revenue Recognition in Item 1 of Part I of this report and below under the heading "Products, Services and Revenue".

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

At March 31, 2023, we served approximately 2.4 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

Impact of COVID-19 Pandemic and the Macroeconomic Environment

Societal, governmental and macroeconomic changes arising out of the COVID-19 pandemic have impacted us, our customers and our business in several ways since March 2020. Beginning in the second half of 2020 and continuing into 2023, we rationalized our leased footprint and ceased using 6 leased property locations that were underutilized. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and expect to incur additional accelerated lease costs in future periods. Additionally, as discussed further elsewhere herein, the pandemic and macroeconomic changes arising therefrom have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and, to a lesser extent, shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives and (iv) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

The COVID-19 pandemic and other factors have led to increased fiber construction demand combined with increased construction labor rates that have reduced the number of fiber buildout projects that met our internal payback requirement. Over the past couple years, we believe these factors contributed to a delay in our Quantum Fiber buildouts, but otherwise have not had a significant impact on our business results.

We reopened our offices in April 2022 under a "hybrid" working environment, which will permit some of our employees the flexibility to work remotely at least some of the time for the foreseeable future.

If any of the above-listed factors intensify, our financial results could be materially impacted in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services. For additional information on the impacts of the pandemic and the macroeconomic changes arising therefrom, see (i) the remainder of this item, including "Liquidity and Capital Resources - Overview of Sources and Uses of Cash" and (ii) Item 1A of this report.

Products, Services and Revenue

We categorize our products, services and revenue among the following categories:
•Other Broadband, under which we provide primarily lower speed broadband services to residential and small business customers utilizing our copper-based network infrastructure;

•Voice and Other, under which we derive revenues from (i) providing local and long-distance services, professional services, and other ancillary services, (ii) federal broadband and state support payments, and (iii) equipment, IT solutions and other services;

•Fiber Broadband, under which we provide high speed broadband services to residential and small business customers utilizing our fiber-based network infrastructure;

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, private line and other legacy services;

•Nurture, which includes our more mature offerings, including primarily ethernet;

•Grow, which includes products and services that we anticipate will grow, including dark fiber and wavelengths services; and

•Affiliate Services, which are communications services that we also provide to external customers. In addition, we provide to our affiliates application development and support services and network support.

From time to time, we may change the categorization of our products and services.

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Operating revenue	$1,541	1,656
Operating expenses	903	903
Operating income	638	753
Total other expense, net	(25)	(46)
Income before income taxes	613	707
Income tax expense	159	179
Net income	$454	528

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen's business included in Lumen's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described in Note 3—Revenue Recognition:

	Three Months Ended March 31,		% Change
	2023	2022
	(Dollars in millions)
Other Broadband	$293	334	(12)%
Voice and Other	156	194	(20)%
Fiber Broadband	121	110	10%
Harvest	267	287	(7)%
Nurture	105	112	(6)%
Grow	39	38	3%
Affiliate Services	560	581	(4)%
Total operating revenue	$1,541	1,656	(7)%

Total operating revenue decreased by $115 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Within each product category, this decrease was primarily due to:

•Decreases in Other Broadband of $41 million from decreased subscribers to our low speed broadband services;

•Decreases in Voice and Other of $38 million, primarily attributable to (i) a decrease of $24 million from decline in voice services and (ii) a decrease of $13 million related to recognition in the first quarter of 2022 of previously deferred revenue related to the CAF II program, which lapsed on December 31, 2021;

•Decreases in Harvest of $20 million, $14 million of which was attributable to declines in legacy voice services;

•Decreases in Nurture of $7 million, primarily due to declines in Ethernet services.

These declines were partially offset by:

•Increases in Fiber broadband of $11 million driven by growth in fiber customers associated with our continued increase in enabled locations from our Quantum Fiber buildout.

Affiliate services revenue also decreased $21 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to a reduction in the number of employees providing services to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,		% Change
	2023	2022
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$387	408	(5)%
Selling, general and administrative	128	109	17%
Operating expenses - affiliates	191	176	9%
Depreciation and amortization	197	210	(6)%
Total operating expenses	$903	903	—%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $21 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease was primarily due to reductions in allocated costs of $29 million, lower insurance and fees and lower facilities costs. These decreases were partially offset by higher employee-related expenses of $9 million.

Selling, General and Administrative

Selling, general and administrative expenses increased by $19 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily due to higher employee-related expenses of $9 million.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $15 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily due to an increase in the level of services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended March 31,		% Change
	2023	2022
	(Dollars in millions)
Depreciation	$180	191	(6)%
Amortization	17	19	(11)%
Total depreciation and amortization	$197	210	(6)%

Depreciation expense decreased by $11 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to a decrease of $20 million from the impact of annual rate depreciable life changes, which was partially offset by higher depreciation expense of $10 million due to net growth in depreciable assets.

Amortization expense decreased by $2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due primarily to a decrease of $4 million associated with net reductions in amortizable assets, partially offset by an increase of $1 million due to the impact of annual rate depreciable life changes.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended March 31,		% Change
	2023	2022
	(Dollars in millions)
Interest expense	$(27)	(27)	—%
Interest income (expense) - affiliate	1	(24)	nm
Other income, net	1	5	(80)%
Total other expense, net	$(25)	(46)	(46)%
Income tax expense	$159	179	(11)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense was flat for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. While our average interest rate increased slightly from 6.28% to 6.73% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2023, our average long-term debt remained constant at $2.2 billion over these periods.

Interest Expense - Affiliate, Net

Interest expense - affiliate, net decreased by $25 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease in interest expense - affiliate, net was primarily due to the repayment of the outstanding principal and interest on the Note Payable - Affiliate on September 30, 2022. See Note 5—Long-Term Debt and Note Payable - Affiliate.

Income Tax Expense

For the three months ended March 31, 2023 and March 31, 2022 our effective tax rates were 25.9% and 25.3%, respectively.

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

We are currently experiencing competitive, macroeconomic and financial pressures, such as operational challenges resulting from inflation, dis-synergies resulting from Lumen's 2022 divestitures and, to a lesser extent, shortages of certain components and other supplies that we use in our business. If these pressures continue, we may experience significant deterioration in our projected cash flows or market capitalization, or make significant changes to our assumptions of discount rates and market multiples. Any of these could result in a determination in a future quarter that our goodwill has been impaired.

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to expand and improve our service offerings, enhance and modernize our networks, and compete effectively in our markets. Lumen Technologies and we evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of Lumen’s consolidated capital investment, and our portion thereof, is influenced by, among other things, demand for Lumen’s services and products, cash flow generated by operating activities, cash required for other purposes, regulatory considerations (such as governmentally mandated infrastructure buildout requirements) and the availability of requisite supplies, labor and permits.

Our capital expenditures continue to be focused on enhancing network operating efficiencies, supporting new service developments, and expanding our fiber network, including our Quantum Fiber buildout plan. For more information on our capital spending, see "Cash Flow Activities" below and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

Debt and Other Financing Arrangements

As of March 31, 2023, we had a face amount of approximately $2.2 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net, unamortized debt issuance costs, and Note Payable - Affiliate). None of our outstanding debt is due in the next 12 months (excluding finance lease obligations).

Subject to market conditions, and to the extent permitted under applicable debt covenants, Qwest Corporation may issue debt securities from time to time in the future primarily to refinance a portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors.

As of the filing date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Moody's Investors Service, Inc.	B1
Standard & Poor's	BB-
Fitch Ratings	BB

Lumen's and Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or borrowing costs. With the recent downgrade of our credit ratings, we may find it more difficult to borrow on favorable terms, or at all. See Risk Factors—Financial Risks in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

From time to time over the past couple of years, we have engaged in various refinancings, redemptions, tender offers, open market purchases and other transactions designed to reduce our consolidated indebtedness, lower our aggregate interest costs, improve our financial flexibility or otherwise enhance our debt profile. We plan to continue to pursue similar transactions in the future to the extent feasible. Whether and when we implement any additional such transactions depends on a wide variety of factors, including without limitation market conditions, our upcoming debt maturities, our cash requirements and limitations under our debt covenants. There is no guarantee that we will be successful in implementing any such transactions or attaining our stated objectives. We may not disclose these transactions in advance, unless required by applicable law or material in nature or amount.

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

The Note Payable - Affiliate is reflected on our consolidated balance sheets as a current liability. On September 30, 2022, Qwest Corporation repaid the outstanding principal and interest on the Note Payable - Affiliate of approximately $1.2 billion and $43 million, respectively. As of March 31, 2023, there was no outstanding principal or accrued interest under the Note Payable - Affiliate.

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

Pension and Post-retirement Benefit Obligations

Lumen Technologies is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2022, the accounting unfunded status of Lumen's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was approximately $615 million and approximately $2.0 billion, respectively. For additional information about Lumen's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pension and Post-Retirement Benefit Obligations" in Item 7 of Lumen's Annual Report on Form 10-K for the year ended December 31, 2022 and see Note 11—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.

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

The affiliate obligations, net in other within current liabilities and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the three months ended March 31, 2023, we made net settlement payments of $14 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2023, we expect to make aggregate settlement payments of $57 million to QCII under the plan.

For 2023, Lumen's expected annual long-term rate of return on pension plan assets is 6.5%. However, actual returns could be substantially different.

For additional information, see “Risk Factors—Financial Risks” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

Federal Broadband Support Programs

In early 2020, the FCC created the Rural Digital Opportunity Fund (the "RDOF"), which is a federal support program designed to replace the CAF Phase II program, which lapsed on December 31, 2021. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. Lumen Technologies is currently entitled to receive support payments under the RDOF Phase I program, which commenced during the second quarter of 2022 but our share of these payments is not material.

For additional information on these programs, see (i) Note 3—Revenue Recognition to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 (ii) "Business—Regulation of Our Business—Universal Service" in Item 1 of Part I of the same Annual Report (iii) "Risk Factors—Legal and Regulatory Risks" in Item 1A of Part I of the same Annual Report and (iv) the periodic reports filed by Lumen Technologies.

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. In November 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants, including us. It remains premature to speculate on the ultimate impact of this legislation on us.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		$ Change
	2023	2022
	(Dollars in millions)
Net cash provided by operating activities	$596	687	(91)
Net cash used in investing activities	(598)	(625)	(27)
Net cash used in financing activities	(2)	(55)	(53)

Operating Activities

Net cash provided by operating activities decreased by $91 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to lower net income adjusted for non-cash income and expenses, as well as an increase in accounts receivable. The decrease was partially offset by increases related to other changes in working capital. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to collection of receivables and payments of interest expense, accounts payable and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities decreased by $27 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to an increase in the balance of advances to affiliates, partially offset by an increase in capital expenditures.

Financing Activities

Net cash used in financing activities decreased by $53 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to a decrease in timing of repayments of advances from affiliates.

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

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of March 31, 2023.

Market Risk

As of March 31, 2023, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies.

At March 31, 2023, we had approximately $2.0 billion (excluding finance lease and other obligations) of long-term debt outstanding which bears interest at fixed rates and is therefore not exposed to interest rate risk. At March 31, 2023, we had $215 million floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $2 million. Additionally, we executed an amendment in March 2023 to change the reference rate in our credit agreement to SOFR from LIBOR.

At March 31, 2023, we had no debt which was owed to an affiliate of our ultimate parent, Lumen Technologies, Inc. under the note payable-affiliate. The note payable-affiliate bears interest at a variable rate, which is based on a weighted average per annum interest rate of Lumen's outstanding borrowings for the interest period and therefore is exposed to potential interest rate risk.

Certain shortcomings are inherent in the method of analysis in evaluating our market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. Our analyses only incorporate the risk exposures that existed at March 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of March 31, 2023, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 7—Commitments, Contingencies and Other Items included in Item 1 of Part I of this report is incorporated herein by reference. The ultimate outcome of the matters described in Note 7 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which are supplemented by the disclosure immediately below:

Like many businesses, we continue to face a growing threat from cyber-attacks, and, notwithstanding our extensive cybersecurity measures, we cannot provide any assurances that these attacks will not ultimately have a material adverse effect on our business, operations or financial results.

As we noted in our Annual Report on Form 10-K for the year ended December 31, 2022, we faced a growing number of cyber-attacks in 2022. On March 27, 2023, Lumen announced two cybersecurity incidents, including one that involved a sophisticated intruder that had accessed its internal information technology systems. Since March 27, 2023, Lumen has continued taking the measures described in its Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 27, 2023 to assess, contain and remediate both incidents, including working with outside forensic firms.

Based on its ongoing investigations and information known at this time, Lumen continues to believe that these incidents have neither had nor are likely to have a material adverse impact on its ability to serve its customers or its business, operations or financial results. Based on these ongoing investigations and information known at this time, Lumen has determined that the sophisticated intruder that accessed its internal information technology systems is an advanced persistent threat actor that conducted activity best characterized as surveillance.

More generally, we believe the importance of our network to global internet data flows makes it a target to a wide range of intruders, including advanced persistent threat actors. And while we currently do not believe the recently reported events are likely to have a material adverse effect on our business, cybersecurity events inherently involve a range of risks and uncertainties, and we cannot assure you that future events or developments will not ultimately have a material adverse impact on our ability to serve our customers or our business, operations or financial results.

ITEM 6. EXHIBITS
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
10.1*
First Amendment to Amended and Restated Credit Agreement, dated as of March 27, 2023, by and between Qwest Corporation and CoBank, ACB, as administrative agent, amending the parties’ Amended and Restated Credit Agreement dated as of October 23, 2020.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended March 31, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2023.

QWEST CORPORATION
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)