Form 10-Q
period 2023-06-30
QWEST CORP
filed 2023-08-01
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On August 1, 2023, there was one share of common stock outstanding.

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

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, taxes, debt repayments, pension contributions and other benefits payments;

•our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services;

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

•adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower credit ratings, unstable markets, debt covenant restrictions or otherwise;

•the ability of us and our affiliates to meet the terms and conditions of our respective debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•the impact of any purported notice of default or notice of acceleration arising from alleged breach of covenants under the credit documents of us or our affiliates;

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

•the potential adverse effects arising out of allegations regarding the release of hazardous materials into the environment from network assets owned or operated by us or our predecessors, including any resulting governmental actions, removal costs, litigation, compliance costs, or penalties;

•our ability to collect our receivables from, or continue to do business with, financially troubled customers;

•our ability to continue to use or renew intellectual property used to conduct our operations;

•any adverse developments in legal or regulatory proceedings involving us or our affiliates, including Lumen Technologies;

•changes in tax, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from governmental programs promoting broadband development;

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

•the effects of changes in interest rates or inflation;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$964	1,049	$1,945	2,124
Operating revenue - affiliates	503	583	1,063	1,164
Total operating revenue	1,467	1,632	3,008	3,288
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	404	414	791	822
Selling, general and administrative	116	114	244	223
Operating expenses - affiliates	184	184	375	360
Depreciation and amortization	203	213	400	423
Total operating expenses	907	925	1,810	1,828
OPERATING INCOME	560	707	1,198	1,460
OTHER (EXPENSE) INCOME
Interest expense	(25)	(29)	(52)	(56)
Interest income (expense) - affiliate, net	1	(17)	2	(41)
Other income, net	3	—	4	5
Total other expense, net	(21)	(46)	(46)	(92)
INCOME BEFORE INCOME TAX EXPENSE	539	661	1,152	1,368
Income tax expense	141	169	300	348
NET INCOME	$398	492	$852	1,020
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2023	December 31, 2022
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5	8
Accounts receivable, less allowance of $35 and $36	351	309
Advances to affiliates	1,306	576
Other	157	120
Total current assets	1,819	1,013
Property, plant and equipment, net of accumulated depreciation of $7,947 and $7,617	8,449	8,273
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Other intangible assets, net	120	138
Other, net	157	141
Total goodwill and other assets	9,637	9,639
TOTAL ASSETS	$19,905	18,925
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1	2
Accounts payable	356	213
Accrued expenses and other liabilities
Salaries and benefits	102	127
Income and other taxes	92	89
Other	129	130
Current portion of deferred revenue	176	167
Total current liabilities	856	728
LONG-TERM DEBT	2,156	2,155
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,265	1,282
Affiliate obligations, net	522	552
Other	700	654
Total deferred credits and other liabilities	2,487	2,488
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	4,356	3,504
Total stockholder's equity	14,406	13,554
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$19,905	18,925
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$852	1,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	400	423
Deferred income taxes	(17)	(3)
Provision for uncollectible accounts	28	16
Accrued interest on affiliate note	—	28
Changes in current assets and liabilities:
Accounts receivable	(70)	(12)
Accounts payable	31	(16)
Accrued income and other taxes	3	(3)
Other current assets and liabilities, net	(48)	(65)
Changes in other noncurrent assets and liabilities, net	33	(9)
Changes in affiliate obligations, net	(30)	(26)
Other, net	4	5
Net cash provided by operating activities	1,186	1,358
INVESTING ACTIVITIES
Capital expenditures	(459)	(350)
Changes in advances to affiliates	(730)	(993)
Proceeds from sale of property, plant and equipment and other assets	2	42
Net cash used in investing activities	(1,187)	(1,301)
FINANCING ACTIVITIES
Payments of long-term debt	(2)	—
Changes in advances from affiliates	—	(55)
Net cash used in financing activities	(2)	(55)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3)	2
Cash, cash equivalents and restricted cash at beginning of period	10	4
Cash, cash equivalents and restricted cash at end of period	$7	6
Supplemental cash flow information:
Income taxes paid, net	$(302)	(343)
Interest paid, including affiliate interest (net of capitalized interest of $22 and $13)	$(53)	(56)
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5	5
Restricted cash - noncurrent	2	1
Total	$7	6
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	$10,050	10,050
Balance at end of period	10,050	10,050	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	3,958	2,113	3,504	1,585
Net income	398	492	852	1,020
Balance at end of period	4,356	2,605	4,356	2,605
TOTAL STOCKHOLDER'S EQUITY	$14,406	12,655	$14,406	12,655
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

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (Lumen Technologies and its other subsidiaries, referred to herein as affiliates) have not been eliminated.

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

Segments

Our operations are integrated into and reported as part of Lumen Technologies. Lumen's chief operating decision maker ("CODM") is our CODM but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to our CODM on a regular basis. As such, we have one reportable segment.

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

Recently Issued Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-02, “Investments-Equity method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of June 30, 2023, we do not expect ASU 2023-02 will have an impact to our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” (“ASU 2023-01”). These amendments require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of June 30, 2023, we do not expect ASU 2023-01 will have an impact to our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). These amendments clarify that a contractual restriction on the sales of an investment in an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of June 30, 2023, we do not expect ASU 2022-03 will have an impact to our consolidated financial statements.

(2) Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Goodwill	$9,360	9,360
Other intangible assets, less accumulated amortization of $1,940 and $1,924	$120	138

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

Second Quarter 2023 Goodwill Impairment Analysis

The sustained decline in Lumen's share price during the second quarter of 2023 was considered a triggering event requiring evaluation of goodwill impairment; as such, we estimated the fair value using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which supported a range of fair values derived from annualized revenue and EBITDA multiples between 1.5x and 4.3x and 4.6x and 10.5x, respectively. We selected a revenue multiple within and an EBITDA multiple below these comparable market multiples. For the three months ended June 30, 2023, based on our assessment performed as described above, we concluded that goodwill was not impaired.

The market approach that we used in the quarter ended June 30, 2023 incorporated estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of certain strategic initiatives. In developing the market multiples, we considered observed trends of our industry participants. Our assessment included many factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions.

As of June 30, 2023, the gross carrying amount of goodwill and other intangible assets was $11.4 billion. The amortization expense for finite-lived intangible assets for the three months ended June 30, 2023 and 2022 totaled $16 million and $20 million, respectively. The amortization expense for finite-lived intangible assets for the six months ended June 30, 2023 and 2022 totaled $33 million and $39 million, respectively.

We estimate that amortization expense for intangible assets for the years ending December 31, 2023 through 2027 will be as follows:

(Dollars in millions)
2023 (remaining six months)	$32
2024	32
2025	16
2026	10
2027	7

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

•Voice and Other, under which we derive revenues from (i) providing local and long-distance voice services, professional services, and other ancillary services, (ii) federal broadband and state support programs, and (iii) equipment, IT solutions and other services;

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

•Grow, which includes products and services marketed to our business customers that we anticipate will grow, including dark fiber and wavelengths services; and

•Affiliate Services, which are communications services that we also provide to external customers. In addition, we provide to our affiliates application development and support services and network support.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$283	(24)	259	326	(27)	299
Voice and Other	150	(4)	146	174	(4)	170
Fiber Broadband	122	(3)	119	114	(3)	111
Harvest	276	(36)	240	288	(41)	247
Nurture	94	(2)	92	107	(2)	105
Grow	39	—	39	40	(3)	37
Affiliate Services	503	(11)	492	583	(12)	571
Total revenue	$1,467	(80)	1,387	1,632	(92)	1,540

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$576	(49)	527	660	(55)	605
Voice and Other	306	(8)	298	368	(20)	348
Fiber Broadband	243	(6)	237	224	(6)	218
Harvest	543	(73)	470	575	(82)	493
Nurture	199	(4)	195	219	(4)	215
Grow	78	—	78	78	(6)	72
Affiliate Services	1,063	(22)	1,041	1,164	(23)	1,141
Total revenue	$3,008	(162)	2,846	3,288	(196)	3,092
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

For the three months ended June 30, 2023 and 2022, our gross rental income was $78 million and $88 million, respectively, which represents approximately 5% of our operating revenue for both periods. For the six months ended June 30, 2023 and 2022, our gross rental income was $158 million and $176 million, respectively, which represents approximately 5% our operating revenue for both periods.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Customer receivables (1)	$295	297
Contract assets	8	9
Contract liabilities	290	343
______________________________________________________________________
(1)Reflects gross customer receivables, including gross affiliate receivables, of $322 million and $324 million, net of allowance for credit losses of $27 million at both June 30, 2023 and December 31, 2022, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three and six months ended June 30, 2023, we recognized $10 million and $149 million, respectively, of revenue that was included in contract liabilities of $343 million as of January 1, 2023. During the three and six months ended June 30, 2022, we recognized $14 million and $164 million, respectively, of revenue that was included in contract liabilities of $317 million as of January 1, 2022.

Performance Obligations

As of June 30, 2023, we expect to recognize approximately $1.8 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of June 30, 2023, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2023, 2024 and thereafter was $492 million, $641 million and $644 million, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning Balance	$58	$46	63	$47
Cost Incurred	13	9	12	10
Amortization	(12)	(10)	(13)	(10)
Ending Balances	59	$45	62	47

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning Balance	$61	$46	64	$47
Cost incurred	22	19	25	19
Amortization	(24)	(20)	(27)	(19)
Ending Balances	59	45	62	47

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the six months ended June 30, 2023:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2022	$20	16	36
Provision for expected losses	9	19	28
Write-offs charged against the allowance	(8)	(21)	(29)
Ending balance at June 30, 2023	$21	14	35

(5) Long-Term Debt and Note Payable - Affiliate

The following chart reflects the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance lease and other obligations, unamortized premiums, net, and unamortized debt issuance costs:

	Interest Rates (1)	Maturities (1)	June 30, 2023	December 31, 2022
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2025 - 2057	$1,986	1,986
Term loan (2)	SOFR + 2.50%	2027	215	215
Finance lease and other obligations	Various	Various	4	3
Unamortized premiums, net			4	5
Unamortized debt issuance costs			(52)	(52)
Total long-term debt			$2,157	2,157
Less current maturities			(1)	(2)
Long-term debt, excluding current maturities			$2,156	2,155
_______________________________________________________________________________
(1)As of June 30, 2023.
(2)Qwest Corporation's Term Loan had interest rates of 7.717% and 6.640% as of June 30, 2023 and December 31, 2022, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2023 (excluding unamortized premiums, net, and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)
2023 (remaining six months)	$—
2024	1
2025	250
2026	1
2027	215
2028 and thereafter	1,738
Total long-term debt	$2,205

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

On September 30, 2022, Qwest Corporation repaid the outstanding principal and interest on the Note Payable - Affiliate of approximately $1.2 billion and $43 million, respectively. As of June 30, 2023, there was no outstanding principal or accrued interest under the Note Payable - Affiliate.

Compliance

As of June 30, 2023, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs using the below-described fair value hierarchy.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of June 30, 2023 and December 31, 2022, as well as the input level used to determine the fair values indicated below:

		June 30, 2023		December 31, 2022
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$2,153	1,431	2,154	1,691

(7) Affiliate Transactions

We provide incumbent local exchange carrier telecommunications services to our affiliates that we also provide to external customers. These services are priced at regulated rates, where applicable, or otherwise at rates we believe are consistent with non-regulated market-based rates charged to external customers.

We also provide to our affiliates shared services in the form of application development and support services, as well as network support and technical services, and administrative and corporate support. In this regard, we function as a service company to other Lumen affiliates, and correspondingly recognize affiliate revenue based on the costs for the services that we provide to those affiliates.

Whenever possible, costs for shared services are incurred directly by our affiliates for the services they use. When these shared costs are not directly incurred, they are allocated among all affiliates based upon what we determine to be the most reasonable method, first using cost causative measures, or, if no cost causative measure is available, using a general allocator. From time to time, we may adjust the basis for allocating the costs of a shared service among affiliates. As applicable any such changes in allocation methodologies are applied prospectively.

For the three months ended June 30, 2023 and 2022, direct affiliate revenue was $367 million and $427 million and allocated affiliate revenue was $136 million and $156 million, respectively. For the six months ended June 30, 2023 and 2022, direct affiliate revenue was $794 million and $854 million and allocated affiliate revenue was $269 million and $310 million, respectively.

We also purchase services from our affiliates including telecommunication services, insurance, flight services and other support services such as legal, regulatory, finance administration and executive support. Our affiliates charge us for these services using the allocation methodology described above.

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

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at June 30, 2023 we had accrued $17 million in the aggregate for our litigation and non-income tax contingencies, which is included in “Other” current liabilities and “Other Liabilities” on our consolidated balance sheet as of such date. We cannot at this time estimate the reasonably possible loss or range of loss in excess of this $17 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

We are subject to various federal, state and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none is reasonably expected to exceed $300,000 in fines and penalties. In addition, in the past we acquired companies that installed lead-sheathed cables several decades ago. Under applicable environmental laws, we could be responsible for environmental liabilities arising from the historical operations of our predecessors.

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

During the six months ended June 30, 2023 and June 30, 2022, we declared and paid no dividends to QSC. Dividends paid, when applicable, are reflected on our consolidated statements of cash flows as financing activities.

(10) Other Financial Information

Other Current Assets

The following table presents details of other current assets on our consolidated balance sheets:

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Prepaid expenses	$59	46
Contract acquisition costs	36	38
Contract fulfillment costs	29	30
Other	33	6
Total other current assets	$157	120

Other Current Liabilities

The following table presents details of other current liabilities on our consolidated balance sheets:

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Affiliate obligations	$57	57
Operating lease liabilities	23	21
Other	49	52
Total other current liabilities	$129	130

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities on our consolidated balance sheets:

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Unrecognized tax benefits	$442	427
Operating lease liabilities	57	58
Other	201	169
Total other noncurrent liabilities	$700	654

(11) Labor Union Contracts

As of June 30, 2023, approximately 42% of our employees were represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). None of our represented employees are subject to collective bargaining agreements that are scheduled to expire within the twelve-month period ending June 30, 2024. We believe relations with our employees continue to be generally good.

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

At June 30, 2023, we served approximately 2.3 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

Changes in the Macroeconomic, Industry and Work Environments

Societal, governmental and macroeconomic changes have impacted us, our customers and our business in several ways since the onset of the COVID-19 pandemic in the U.S. in March 2020. Beginning in the second half of 2020 and continuing into 2023, we rationalized our leased footprint and ceased using 7 leased property locations that were underutilized. These lease cancellations resulted in accelerated lease costs, including $3 million of such costs recognized during the six months ended June 30, 2023, but will lower our future operating costs. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and expect to incur additional accelerated lease costs in future periods. Additionally, as discussed further elsewhere herein, the pandemic and macroeconomic changes arising therefrom have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and, to a lesser extent, shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives and (iv) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

Industry developments over the past couple years have increased fiber construction demand. The resulting increase in construction labor rates has reduced the pace and volume of our fiber buildout projects. Over the past couple years, we believe these factors, among others, contributed to a delay in our fulfillment of planned Quantum Fiber buildouts.

We reopened our offices in April 2022 under a "hybrid" working environment, which has permitted some of our employees the flexibility to work remotely at least some of the time.

If any of the above-listed factors intensify, our financial results could be materially impacted in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services. For additional information on the impacts of the pandemic and the macroeconomic changes arising therefrom, see (i) the remainder of this item, including "Liquidity and Capital Resources - Overview of Sources and Uses of Cash" and (ii) Item 1A of Part II of this report.

Products, Services and Revenue

We categorize our products, services and revenue among the following categories:
•Other Broadband, under which we provide primarily lower speed broadband services to residential and small business customers utilizing our copper-based network infrastructure;

•Voice and Other, under which we derive revenues from (i) providing local and long-distance voice services, professional services, and other ancillary services, (ii) federal broadband and state support programs, and (iii) equipment, IT solutions and other services;

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

•Grow, which includes products and services marketed to our business customers that we anticipate will grow, including dark fiber and wavelengths services; and

•Affiliate Services, which are communications services that we also provide to external customers. In addition, we provide to our affiliates application development and support services and network support.

From time to time, we may change the categorization of our products and services.

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Operating revenue	$1,467	1,632	3,008	3,288
Operating expenses	907	925	1,810	1,828
Operating income	560	707	1,198	1,460
Total other expense, net	(21)	(46)	(46)	(92)
Income before income taxes	539	661	1,152	1,368
Income tax expense	141	169	300	348
Net income	$398	492	852	1,020

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen's business included in Lumen's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described in Note 3—Revenue Recognition:

	Three Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Other Broadband	$283	326	(13)%
Voice and Other	$150	174	(14)%
Fiber Broadband	122	114	7%
Harvest	276	288	(4)%
Nurture	94	107	(12)%
Grow	39	40	(3)%
Affiliate Services	503	583	(14)%
Total operating revenue	$1,467	1,632	(10)%

	Six Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Other Broadband	$576	660	(13)%
Voice and Other	306	368	(17)%
Fiber Broadband	243	224	8%
Harvest	543	575	(6)%
Nurture	199	219	(9)%
Grow	78	78	—%
Affiliate Services	1,063	1,164	(9)%
Total operating revenue	$3,008	3,288	(9)%

Total operating revenue decreased by $165 million and $280 million, respectively, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. Within each product category, this decrease was primarily due to:

•Decreases in Other Broadband by $43 million and $84 million, respectively, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 primarily due to decreased subscribers to our low speed broadband services;

•Decreases in Voice and Other by $24 million and $62 million respectively, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, primarily attributable to (i) a decrease of $23 million and $47 million for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, respectively, from a decline in voice services and (ii) a decrease of $13 million related to recognition in the first quarter of 2022 of previously deferred revenue related to the CAF II program, which lapsed on December 31, 2021, impacting the six months ended June 30, 2023 as compared to the six months ended June 30, 2022;

•Decreases in Harvest by $12 million and $32 million, respectively, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 primarily attributable to declines in legacy voice services;

•Decreases in Nurture by $13 million and $20 million, respectively, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, primarily due to declines in Ethernet services.

These declines were partially offset by:

•Increases in Fiber Broadband by $8 million and $19 million respectively, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 driven by growth in fiber customers associated with our continued increase in enabled locations from our Quantum Fiber buildout.

Affiliate services revenue also decreased by $80 million and $101 million, respectively, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. The decreases were primarily due to (i) lower affiliate service revenues of $18 million and $41 million, respectively, for the three and six months ended June 30, 2023 as compared to the comparable periods for June 30, 2022, due to the transfer of employees to our affiliates, (which lower our affiliate revenue under our cost allocation methodology) and (ii) decreases of $66 million and $60 million, respectively, for the three and six months ended June 30, 2023 as compared to the comparable periods for June 30, 2022 primarily due to declines in the level of services provided to our affiliates.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$404	414	(2)%
Selling, general and administrative	116	114	2%
Operating expenses - affiliates	184	184	—%
Depreciation and amortization	203	213	(5)%
Total operating expenses	$907	925	(2)%

	Six Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$791	822	(4)%
Selling, general and administrative	244	223	9%
Operating expenses - affiliates	375	360	4%
Depreciation and amortization	400	423	(5)%
Total operating expenses	$1,810	1,828	(1)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $10 million and $31 million, respectively, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. These decreases were primarily due to reductions in allocated costs of $20 million and $49 million, respectively. These decreases were partially offset by higher network expenses of $9 million and $11 million, respectively, as well as higher employee related expenses of $2 million and $11 million, respectively.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2 million and $21 million, respectively, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. The increases were primarily due to higher employee-related expenses of $9 million and $17 million, respectively. These increases were partially offset by lower property and other taxes of $7 million and $6 million, respectively.

Operating Expenses - Affiliates

Operating expenses - affiliates remained flat and increased by $15 million, respectively, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. The increase for the six months ended June 30,2023 as compared to the same period of 2022 was primarily due to (i) an $8 million increase in corporate allocated expenses, and (ii) a $6 million increase in salaries and wages.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Depreciation	$187	193	(3)%
Amortization	16	20	(20)%
Total depreciation and amortization	$203	213	(5)%

	Six Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Depreciation	$367	384	(4)%
Amortization	33	39	(15)%
Total depreciation and amortization	$400	423	(5)%

Depreciation expense decreased by $6 million and $17 million, respectively, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 primarily due to a decrease of $20 million and $40 million, respectively, resulting from the impact of annual rate depreciable life changes, which was partially offset by higher depreciation expense of $14 million and $24 million, respectively, due to net growth in depreciable assets.

Amortization expense decreased by $4 million and $6 million, respectively, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 due primarily to a decrease of $4 million and $8 million, respectively, in amortizable assets, partially offset by an increase of $1 million and $2 million, respectively, due to the impact of annual rate depreciable life changes.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Interest expense	$(25)	(29)	(14)%
Interest income (expense) - affiliate, net	1	(17)	nm
Other income, net	3	—	nm
Total other expense, net	$(21)	(46)	(54)%
Income tax expense	$141	169	(17)%

	Six Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Interest expense	$(52)	(56)	(7)%
Interest income (expense) - affiliate, net	2	(41)	nm
Other income, net	4	5	(20)%
Total other expense, net	$(46)	(92)	(50)%
Income tax expense	$300	348	(14)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $4 million and $4 million, respectively, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. The decrease in interest expense is primarily due to higher capitalized interest.

Interest Expense - Affiliate, Net

Interest expense - affiliate, net decreased by $18 million and $43 million, respectively, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. The decrease in interest expense - affiliate, net was primarily due to the repayment of the outstanding principal and interest on the Note Payable - Affiliate on September 30, 2022. See Note 5—Long-Term Debt and Note Payable - Affiliate.

Income Tax Expense

For the three and six months ended June 30, 2023 our effective tax rates were 26.2% and 26.0%, respectively. For the three and six months ended June 30, 2022 our effective tax rates were 25.6% and 25.4%, respectively.

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

We are currently experiencing competitive, macroeconomic and financial pressures, such as operational challenges resulting from inflation, dis-synergies resulting from Lumen's 2022 divestitures and, to a lesser extent, shortages of certain components and other supplies that we use in our business. If these pressures continue, we may experience significant deterioration in our projected cash flows, or make significant changes to our assumptions of discount rates and market multiples. Any of these could result in a determination in a future quarter that our goodwill has been impaired.

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

Debt and Other Financing Arrangements

As of June 30, 2023, we had a face amount of approximately $2.2 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net, and unamortized debt issuance costs). None of our outstanding debt is due in the next 12 months (excluding finance lease obligations).

Subject to market conditions, and to the extent permitted under applicable debt covenants, Qwest Corporation may issue debt securities from time to time in the future primarily to refinance a portion of its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors.

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

On September 30, 2022, Qwest Corporation repaid the outstanding principal and interest on the Note Payable - Affiliate of approximately $1.2 billion and $43 million, respectively. As of June 30, 2023, there was no outstanding principal or accrued interest under the Note Payable - Affiliate.

For additional information about our indebtedness, see Note 5—Long-Term Debt and Note Payable - Affiliate.

Dividends

We periodically pay dividends to QSC, our direct parent company, which reduce our capital resources for debt repayments and other purposes. For additional information, see (i) our consolidated statements of cash flows and stockholder's equity, (ii) Note 9—Dividends and (iii) the discussion above under the heading "Overview".

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

The affiliate obligations, net in other within current liabilities and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the six months ended June 30, 2023, we made net settlement payments of $28 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2023, we expect to make aggregate settlement payments of $57 million to QCII under the plan.

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

Federal Broadband Support Programs

In early 2020, the FCC created the Rural Digital Opportunity Fund (the "RDOF"), which is a federal support program designed to fund broadband deployment in rural America. For the first phase of this program, RDOF Phase I, the FCC ultimately awarded $6.4 billion in support payments to be paid in equal monthly installments over 10 years. Lumen Technologies was awarded RDOF funding in 11 states and began receiving monthly support payments during the second quarter of 2022, our share of which is not material.

For additional information on these programs, see (i) Note 3—Revenue Recognition to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, (ii) "Business—Regulation of Our Business—Universal Service" in Item 1 of Part I of the same Annual Report (iii) "Risk Factors—Legal and Regulatory Risks" in Item 1A of Part I of the same Annual Report and (iv) the periodic reports filed by Lumen Technologies.

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. In late 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants, including us. It remains premature to speculate on the ultimate impact of this legislation on us.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		$ Change
	2023	2022
	(Dollars in millions)
Net cash provided by operating activities	$1,186	1,358	(172)
Net cash used in investing activities	(1,187)	(1,301)	(114)
Net cash used in financing activities	(2)	(55)	(53)

Operating Activities

Net cash provided by operating activities decreased by $172 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to lower net income adjusted for non-cash income and expenses, as well as an increase in accounts receivable. The decrease was partially offset by increases related to other changes in working capital. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to collection of receivables and payments of interest expense, accounts payable and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities decreased by $114 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to a decrease in advances to affiliates which was partially offset by an increase in capital expenditures.

Financing Activities

Net cash used in financing activities decreased by $53 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to a decrease in timing of repayments of advances from affiliates.

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

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of June 30, 2023.

Market Risk

As of June 30, 2023, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies.

At June 30, 2023, we had approximately $2.0 billion (excluding finance lease and other obligations) of long-term debt outstanding which bears interest at fixed rates and is therefore not exposed to interest rate risk. At June 30, 2023, we had $215 million floating rate debt based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relative to this debt would decrease our annual pre-tax earnings by $2 million.

At June 30, 2023, we had no debt which was owed to an affiliate of our ultimate parent, Lumen Technologies, Inc., under the note payable-affiliate. The note payable-affiliate bears interest at a variable rate, which is based on a weighted average per annum interest rate of Lumen's outstanding borrowings for the interest period and therefore is exposed to potential interest rate risk.

Certain shortcomings are inherent in the method of analysis in evaluating our market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. Our analyses only incorporate the risk exposures that existed at June 30, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of June 30, 2023, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the disclosures included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and by the disclosure immediately below:

Recent media reports concerning our legacy infrastructure could expose us to governmental actions, removal costs, litigation, compliance costs, penalties or reputational damage.

Recent media reports allege that certain lead-sheathed cables that are part of our copper-based network infrastructure pose public health and environmental risks. Such allegations may subject us to legislative or regulatory actions, removal costs, litigation, compliance costs or penalties. Accordingly, we may incur substantial expenses, which could have a material adverse impact on our financial results or condition.

We may also experience reputational harm from negative assertions about the public health or environmental impact of our lead-sheathed cables, which could adversely affect our business, even if such allegations ultimately prove to be inaccurate. Such damage to our reputation could be difficult, expensive and time-consuming to repair, and could have a material adverse impact on the value of our debt securities.

Certain debtholders of our affiliate, Level 3, may seek to claim that Level 3’s use of proceeds following the sale of its Latin American business resulted in potential defaults under its credit documents.

On July 25, 2023, Lumen Technologies received a letter from representatives purporting to act on behalf of holders of approximately 37% of Lumen Technologies’ funded debt and approximately 56% of Level 3’s funded debt requesting a meeting to discuss the upcoming debt maturities of Lumen and its affiliates, as well as what the letter referred to as an apparent event of default by Level 3 relating to Level 3’s use of proceeds from the divestiture of its Latin American business.

Although Lumen does not believe that there is any default under the debt agreements of Lumen or its affiliates, and there has been no delivery of any notice of default, there can be no assurance that debtholders will not deliver a purported notice of default, or seek to declare the principal amount of their debt holdings due and payable, together with accrued interest. Any such acceleration also could allow lenders under Lumen’s senior secured credit facilities to declare all funds borrowed to be due and payable, to terminate their commitments thereunder, and to cease making further loans. Secured debtholders could also institute foreclosure proceedings against their collateral, which includes pledges of the stock of entities that control us. Any such actions may result in an outcome that could have a material adverse impact on the business, operations and financial condition of us and our affiliates, and any such actions could force us or our affiliates to seek bankruptcy protection. In addition, responding to or defending against any claims of default, including through litigation, may require Lumen and its affiliates to expend significant funds and management time and attention, and could adversely impact their ability to obtain financing in the future or to refinance their existing indebtedness. Any of these developments could adversely impact us in several other ways, particularly if Lumen or Level 3 can no longer supply us with services that we currently receive from them, or if the holders of our debt seek to assert any rights of self-help that they purport to hold.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended June 30, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2023.

QWEST CORPORATION
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)