Form 10-Q
period 2023-09-30
QWEST CORP
filed 2023-10-31
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On October 31, 2023, there was one share of common stock outstanding.

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

•statements concerning the anticipated impact of our completed, pending or proposed transactions, investments, product development, participation in government programs, Quantum Fiber buildout plans, and other initiatives, including synergies or costs associated with these initiatives;

•statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, debt leverage, capital allocation plans, financing or refinancing alternatives and sources, and pricing plans;

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

•our ability to consummate the transactions contemplated by the transaction support agreement on the timeline currently expected or at all, including the ability of the parties to negotiate definitive agreements with respect to the matters covered by the term sheet included in the transaction support agreement. The occurrence of events may give rise to failure to satisfy any of the conditions to the closing of the transactions contemplated by, or a right of any of the parties to terminate, the transaction support agreement;

•our ability to maintain favorable relations with our security holders, key business partners, suppliers, vendors, landlords and lenders;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$924	1,024	2,869	3,148
Operating revenue - affiliates	526	594	1,589	1,758
Total operating revenue	1,450	1,618	4,458	4,906
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	416	427	1,207	1,249
Selling, general and administrative	118	138	362	361
Operating expenses - affiliates	225	176	600	536
Depreciation and amortization	207	217	607	640
Total operating expenses	966	958	2,776	2,786
OPERATING INCOME	484	660	1,682	2,120
OTHER (EXPENSE) INCOME
Interest expense	(23)	(28)	(75)	(84)
Interest income (expense) - affiliate, net	5	(14)	7	(55)
Other income, net	1	(1)	5	4
Total other expense, net	(17)	(43)	(63)	(135)
INCOME BEFORE INCOME TAXES	467	617	1,619	1,985
Income tax expense	126	158	426	506
NET INCOME	$341	459	1,193	1,479
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2023	December 31, 2022
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8	8
Accounts receivable, less allowance of $43 and $36	267	309
Advances to affiliates	1,633	576
Other	144	120
Total current assets	2,052	1,013
Property, plant and equipment, net of accumulated depreciation of $8,125 and $7,617	8,563	8,273
GOODWILL AND OTHER ASSETS
Goodwill	9,360	9,360
Other intangible assets, net	111	138
Other, net	159	141
Total goodwill and other assets	9,630	9,639
TOTAL ASSETS	$20,245	18,925
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1	2
Accounts payable	330	213
Accrued expenses and other liabilities
Salaries and benefits	134	127
Income and other taxes	111	89
Other	125	130
Current portion of deferred revenue	170	167
Total current liabilities	871	728
LONG-TERM DEBT	2,156	2,155
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,261	1,282
Affiliate obligations, net	506	552
Other	704	654
Total deferred credits and other liabilities	2,471	2,488
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	4,697	3,504
Total stockholder's equity	14,747	13,554
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$20,245	18,925
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,193	1,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	607	640
Deferred income taxes	(21)	(4)
Provision for uncollectible accounts	51	42
Accrued interest on affiliate note	—	28
Changes in current assets and liabilities:
Accounts receivable	(9)	(15)
Accounts payable	11	(34)
Accrued income and other taxes	22	20
Other current assets and liabilities, net	(23)	(31)
Changes in other noncurrent assets and liabilities, net	33	11
Changes in affiliate obligations, net	(46)	(69)
Other, net	4	7
Net cash provided by operating activities	1,822	2,074
INVESTING ACTIVITIES
Capital expenditures	(773)	(613)
Changes in advances to affiliates	(1,057)	(231)
Proceeds from sale of property, plant and equipment and other assets	10	42
Net cash used in investing activities	(1,820)	(802)
FINANCING ACTIVITIES
Payment of note payable - affiliate	—	(1,215)
Payments of long-term debt	(2)	—
Changes in advances from affiliates	—	(55)
Net cash used in financing activities	(2)	(1,270)
Net increase in cash, cash equivalents and restricted cash	—	2
Cash, cash equivalents and restricted cash at beginning of period	10	4
Cash, cash equivalents and restricted cash at end of period	$10	6
Supplemental cash flow information:
Income taxes paid, net	$(423)	(497)
Interest paid, including affiliate interest (net of capitalized interest of $37 and $20)	$(79)	(130)
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$8	5
Restricted cash - noncurrent	2	1
Total	$10	6
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	4,356	2,605	3,504	1,585
Net income	341	459	1,193	1,479
Balance at end of period	4,697	3,064	4,697	3,064
TOTAL STOCKHOLDER'S EQUITY	$14,747	13,114	14,747	13,114
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

Recently Adopted Accounting Pronouncements

Supplier Finance Programs

On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and the potential magnitude of program transactions. The adoption of ASU 2022-04 did not have any impact to our consolidated financial statements.

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

Leases

On January 1, 2022, we adopted ASU 2021-05, "Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” (“ASU 2021-05”). This ASU (i) amends the lease classification requirements for lessors to align them with practice under ASC Topic 840, (ii) provides criteria for lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease; and (iii) provides guidance with respect to net investments by lessors under operating leases and other related topics. The adoption of ASU 2021-05 did not have a material impact to our consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. As of September 30, 2023, we do not expect ASU 2023-06 will have any impact to our consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and initial Measurement” (“ASU 2023-05”). This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture). The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. ASU 2023-05 will become effective for us in the first quarter of fiscal 2025 and early adoption is permitted. As of September 30, 2023, we do not expect ASU 2023-05 will have any impact to our consolidated financial statements.

In August 2023, the FASB issued ASU 2023-04, “Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121” (“ASU 2023-04”). This ASU amends and adds various SEC paragraphs to the FASB Codification to reflect guidance regarding the accounting for obligations to safeguard crypto assets an entity holds for platform users. This ASU does not provide any new guidance. ASU 2023-04 will become effective for us once the addition to the FASB Codification is made available. As of September 30, 2023, we do not expect ASU 2023-04 will have any impact to our consolidated financial statements.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock” (“ASU 2023-03”). This ASU amends or supersedes various SEC paragraphs within the applicable codification to conform to past SEC staff announcements. This ASU does not provide any new guidance. ASU 2023-03 will become effective for us once the addition to the FASB Codification is made available. As of September 30, 2023, we do not expect ASU 2023-03 will have any impact to our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, “Investments-Equity method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of September 30, 2023, we do not expect ASU 2023-02 will have any impact to our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” (“ASU 2023-01”). These amendments require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of September 30, 2023, we do not expect ASU 2023-01 will have any impact to our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). These amendments clarify that a contractual restriction on the sales of an investment in an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring its fair value. ASU 2022-03 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of September 30, 2023, we do not expect ASU 2022-03 will have any impact to our consolidated financial statements.

(2) Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Goodwill	$9,360	9,360
Other intangible assets, less accumulated amortization of $1,951 and $1,924	$111	138

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

Second Quarter 2023 Goodwill Impairment Analysis

The sustained decline in Lumen's share price during the second quarter of 2023 was considered a triggering event requiring evaluation of goodwill impairment; as such, we estimated the fair value using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which supported a range of fair values derived from annualized revenue and EBITDA multiples between 1.5x and 4.3x and 4.6x and 10.5x, respectively. We selected a revenue multiple within and an EBITDA multiple below these comparable market multiples. Based on our assessment performed as described above, we concluded that goodwill was not impaired as of June 30, 2023.

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

As of September 30, 2023, the gross carrying amount of goodwill and other intangible assets was $11.4 billion. The amortization expense for finite-lived intangible assets for the three months ended September 30, 2023 and 2022 totaled $17 million and $20 million, respectively. The amortization expense for finite-lived intangible assets for the nine months ended September 30, 2023 and 2022 totaled $50 million and $59 million, respectively.

We estimate that amortization expense for intangible assets for the years ending December 31, 2023 through 2027 will be as follows:

(Dollars in millions)
2023 (remaining three months)	$16
2024	42
2025	16
2026	10
2027	7

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$271	(23)	248	315	(27)	288
Voice and Other	145	(4)	141	164	(4)	160
Fiber Broadband	119	(3)	116	118	(3)	115
Harvest	261	(36)	225	283	(41)	242
Nurture	96	(2)	94	104	(2)	102
Grow	32	—	32	40	(2)	38
Affiliate Services	526	(11)	515	594	(11)	583
Total revenue	$1,450	(79)	1,371	1,618	(90)	1,528

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$847	(72)	775	975	(82)	893
Voice and Other	451	(12)	439	532	(24)	508
Fiber Broadband	362	(9)	353	342	(9)	333
Harvest	804	(109)	695	858	(123)	735
Nurture	295	(6)	289	323	(6)	317
Grow	110	—	110	118	(8)	110
Affiliate Services	1,589	(33)	1,556	1,758	(34)	1,724
Total revenue	$4,458	(241)	4,217	4,906	(286)	4,620
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

For the three months ended September 30, 2023 and 2022, our gross rental income was $76 million and $87 million, respectively, which represents approximately 5% of our operating revenue for both the three months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023 and 2022, our gross rental income was $234 million and $263 million, respectively, which represents approximately 5% of our operating revenue for both the nine months ended September 30, 2023 and 2022.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Customer receivables (1)	$238	297
Contract assets	8	9
Contract liabilities	280	343
______________________________________________________________________
(1)Reflects gross customer receivables, including gross affiliate receivables, of $267 million and $324 million, respectively, net of allowance for credit losses of $29 million and $27 million, at September 30, 2023 and December 31, 2022, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three and nine months ended September 30, 2023, we recognized $10 million and $159 million, respectively, of revenue that was included in contract liabilities of $343 million as of January 1, 2023. During the three and nine months ended September 30, 2022, we recognized $14 million and $178 million, respectively, of revenue that was included in contract liabilities of $317 million as of January 1, 2022.

Performance Obligations

As of September 30, 2023, we expect to recognize approximately $1.9 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of September 30, 2023, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2023, 2024 and thereafter was $334 million, $736 million and $867 million, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning Balance	$59	45	62	47
Cost Incurred	10	9	13	9
Amortization	(12)	(9)	(13)	(10)
Ending Balances	$57	45	62	46

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning Balance	$61	46	64	47
Cost incurred	32	28	38	28
Amortization	(36)	(29)	(40)	(29)
Ending Balances	$57	45	62	46

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of communications services to customers, including labor and materials consumed for these activities.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average contract life of 36 months for mass markets customers and average contract life of 33 months for business customers. We include amortized fulfillment costs in cost of services and products and amortized acquisition costs in selling, general and administrative expenses in our consolidated statements of operations. We include the amount of these deferred costs that are anticipated to be amortized in the next 12 months in other current assets on our consolidated balance sheets. We include the amount of deferred costs expected to be amortized beyond the next 12 months in other non-current assets on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the nine months ended September 30, 2023:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2022	$20	16	36
Provision for expected losses	16	35	51
Write-offs charged against the allowance	(12)	(33)	(45)
Recoveries collected	—	1	1
Ending balance at September 30, 2023	$24	19	43

(5) Long-Term Debt and Note Payable - Affiliate

The following chart reflects the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance lease and other obligations, unamortized premiums, net, and unamortized debt issuance costs:

	Interest Rates (1)	Maturities (1)	September 30, 2023	December 31, 2022
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2025 - 2057	$1,986	1,986
Term loan (2)	SOFR + 2.50%	2027	215	215
Finance lease and other obligations	Various	Various	4	3
Unamortized premiums, net			4	5
Unamortized debt issuance costs			(52)	(52)
Total long-term debt			2,157	2,157
Less current maturities			(1)	(2)
Long-term debt, excluding current maturities			$2,156	2,155
_______________________________________________________________________________
(1)As of September 30, 2023.
(2)Qwest Corporation's Term Loan had interest rates of 7.931% and 6.640% as of September 30, 2023 and December 31, 2022, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2023 (excluding unamortized premiums, net, and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)
2023 (remaining three months)	$—
2024	1
2025	250
2026	1
2027	215
2028 and thereafter	1,738
Total long-term debt	$2,205

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

On September 30, 2022, Qwest Corporation repaid the outstanding principal and interest on the Note Payable - Affiliate of approximately $1.2 billion and $43 million, respectively. As of September 30, 2023, there was no outstanding principal or accrued interest under the Note Payable - Affiliate.

Compliance

As of September 30, 2023, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of September 30, 2023 and December 31, 2022, as well as the input level used to determine the fair values indicated below:

		September 30, 2023		December 31, 2022
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$2,153	1,386	2,154	1,691

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

For the three months ended September 30, 2023 and 2022, direct affiliate revenue was $395 million and $441 million and allocated affiliate revenue was $131 million and $153 million, respectively. For the nine months ended September 30, 2023 and 2022, direct affiliate revenue was $1.2 billion and $1.3 billion and allocated affiliate revenue was $400 million and $463 million, respectively.

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

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at September 30, 2023 we had accrued $16 million in the aggregate for our litigation and non-income tax contingencies, which is included in “Other” current liabilities and “Other Liabilities” on our consolidated balance sheet as of such date. We cannot at this time estimate the reasonably possible loss or range of loss in excess of this $16 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

We are subject to various federal, state and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none is reasonably expected to exceed $300,000 in fines and penalties. In addition, in the past we acquired companies that had installed lead-sheathed cables several decades earlier, or had operated certain manufacturing companies in the first part of the 1900s. Under applicable environmental laws, we could be named as a potentially responsible party for a share of the remediation of environmental conditions arising from the historical operations of our predecessors.

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

During the nine months ended September 30, 2023 and September 30, 2022, we declared and paid no dividends to QSC. Dividends paid, when applicable, are reflected on our consolidated statements of cash flows as financing activities.

(10) Other Financial Information

Other Current Assets

The following table presents details of other current assets on our consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Prepaid expenses	$48	46
Contract acquisition costs	35	38
Contract fulfillment costs	28	30
Other	33	6
Total other current assets	$144	120

Other Current Liabilities

The following table presents details of other current liabilities on our consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Affiliate obligations	$57	57
Operating lease liabilities	23	21
Other	45	52
Total other current liabilities	$125	130

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities on our consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Unrecognized tax benefits	$450	427
Operating lease liabilities	56	58
Other	198	169
Total other noncurrent liabilities	$704	654

(11) Labor Union Contracts

As of September 30, 2023, approximately 41% of our employees were represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). None of our represented employees are subject to collective bargaining agreements that are scheduled to expire within the twelve-month period ending September 30, 2024. We believe relations with our employees continue to be generally good.

(12) Subsequent Events

Workforce Reduction

On October 31, 2023, Lumen announced a plan to reduce its global workforce as part of its ongoing efforts to reorganize it for growth by right-sizing its operations to improve its profitability. The workforce reduction is expected to be substantially completed by the end of the fourth quarter of 2023. As a result of this plan, we expect to incur severance and related costs in the range of approximately $15 to $25 million. The Company does not expect to incur any material impairment or exit costs related to this plan. The workforce reduction is considered a subsequent event for the purposes of these financial statements, and therefore, no accrual for severance and related costs has been recorded as of September 30, 2023.

Debt Transaction Support Agreement

On October 31, 2023, Lumen announced that it has entered into a transaction support agreement with a group of creditors representing over $7 billion of the outstanding indebtedness of Lumen and its subsidiaries to, among other things, extend maturities of the debt instruments of Lumen and Level 3 Financing, Inc. In addition, the creditors have committed to provide $1.2 billion of financing to Lumen through new long-term debt. The consummation of the transactions contemplated by the transaction support agreement is subject to the satisfaction of various closing conditions.

In connection with the consummation of the transactions contemplated by the transaction support agreement, Qwest and one or more of its subsidiaries is expected to provide an unsecured guarantee of certain Lumen secured debt subject to receipt of any required regulatory approvals.

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

At September 30, 2023, we served approximately 2.2 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

Changes in the Macroeconomic, Industry and Work Environments

Societal, governmental and macroeconomic changes have impacted us, our customers and our business in several ways since the onset of the COVID-19 pandemic in the U.S. in March 2020. Beginning in the second half of 2020 and continuing into 2023, we rationalized our leased footprint and ceased using 7 leased property locations that were underutilized. These lease cancellations resulted in accelerated lease costs, including $3 million of such costs recognized during the nine months ended September 30, 2023, but will lower our future operating costs. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and expect to incur additional accelerated lease costs in future periods. Additionally, as discussed further elsewhere herein, the pandemic and macroeconomic changes arising therefrom have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and, to a lesser extent, shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives and (iv) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

Industry developments over the past couple years have increased fiber construction demand. Until recently, the resulting increase in construction labor rates has widened the range of enablement costs of our fiber buildout projects. Over the past couple years, we believe these factors, among others, contributed to a delay in attaining our Quantum Fiber buildout targets.

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

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Operating revenue	$1,450	1,618	4,458	4,906
Operating expenses	966	958	2,776	2,786
Operating income	484	660	1,682	2,120
Total other expense, net	(17)	(43)	(63)	(135)
Income before income taxes	467	617	1,619	1,985
Income tax expense	126	158	426	506
Net income	$341	459	1,193	1,479

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen's business included in Lumen's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described in Note 3—Revenue Recognition:

	Three Months Ended September 30,		% Change
	2023	2022
	(Dollars in millions)
Other Broadband	$271	315	(14)%
Voice and Other	145	164	(12)%
Fiber Broadband	119	118	1%
Harvest	261	283	(8)%
Nurture	96	104	(8)%
Grow	32	40	(20)%
Affiliate Services	526	594	(11)%
Total operating revenue	$1,450	1,618	(10)%

	Nine Months Ended September 30,		% Change
	2023	2022
	(Dollars in millions)
Other Broadband	$847	975	(13)%
Voice and Other	451	532	(15)%
Fiber Broadband	362	342	6%
Harvest	804	858	(6)%
Nurture	295	323	(9)%
Grow	110	118	(7)%
Affiliate Services	1,589	1,758	(10)%
Total operating revenue	$4,458	4,906	(9)%

Total operating revenue decreased by $168 million and $448 million, respectively, for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022. Within each product category, this decrease was primarily due to:

•Decreases in Other Broadband by $44 million and $128 million, respectively, for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 primarily due to decreased subscribers to our low speed broadband services;

•Decreases in Voice and Other by $19 million and $81 million respectively, for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, primarily attributable to (i) a decrease of $20 million and $67 million for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, respectively, from a decline in voice services and (ii) a decrease of $13 million related to recognition in the first quarter of 2022 of previously deferred revenue related to the CAF II program, which lapsed on December 31, 2021, impacting the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022;

•Decreases in Harvest by $22 million and $54 million, respectively, for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 primarily attributable to declines in legacy voice services;

•Decreases in Nurture by $8 million and $28 million, respectively, for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, primarily due to declines in Ethernet services.

•Decreases in Grow by $8 million for both the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, primarily due to declines in wavelengths services.

These declines were partially offset by:

•Increases in Fiber Broadband by $1 million and $20 million respectively, for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 driven by growth in fiber customers associated with increased rates.

Affiliate services revenue also decreased by $68 million and $169 million, respectively, for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022. The decreases were primarily due to (i) lower affiliate service revenues of $21 million and $62 million, respectively, for the three and nine months ended September 30, 2023 as compared to the comparable periods for September 30, 2022, due to the transfer of employees to our affiliates, (which lowers our affiliate revenue under our cost allocation methodology) and (ii) decreases of $47 million and $107 million, respectively, for the three and nine months ended September 30, 2023 as compared to the comparable periods for September 30, 2022 primarily due to declines in the level of services provided to our affiliates.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,		% Change
	2023	2022
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$416	427	(3)%
Selling, general and administrative	118	138	(14)%
Operating expenses - affiliates	225	176	28%
Depreciation and amortization	207	217	(5)%
Total operating expenses	$966	958	1%

	Nine Months Ended September 30,		% Change
	2023	2022
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,207	1,249	(3)%
Selling, general and administrative	362	361	—%
Operating expenses - affiliates	600	536	12%
Depreciation and amortization	607	640	(5)%
Total operating expenses	$2,776	2,786	—%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $11 million and $42 million, respectively, for the three and nine months ended September 30, 2023, as compared to the comparable periods ended September 30, 2022. These decreases were primarily due to reductions in allocated employee related costs of $21 million and $70 million, respectively, as well as decreases in insurance and fees of $4 million and $11 million, respectively. These decreases were partially offset by higher network expenses of $10 million and $21 million, respectively, as well as higher direct employee related expenses of $4 million and $15 million, respectively. For the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, these decreases were partially offset by increases in real estate and power expenses of $9 million.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $20 million and increased by $1 million, respectively, for the three and nine months ended September 30, 2023, as compared to the comparable periods ended September 30, 2022. The decrease in the three months ended September 30, 2023 as compared to the September 30, 2022, was primarily due to a decrease of $11 million in bad debt expense as well a decrease in marketing expenses of $8 million.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $49 million and $64 million, respectively, for the three and nine months ended September 30, 2023, as compared to the comparable periods ended September 30, 2022. The increases were primarily due to an increase of $17 million for both the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 of allocated affiliate costs due to higher operating expenses in 2023. These increases are additionally driven by $36 million and $55 million, respectively, from higher utilization of affiliates' Enterprise and Mass Markets employee services and increased allocated corporate expenses due to Lumen's 2022 ILEC divestiture, partially offset by $4 million and $8 million, respectively, lower utilization of direct access and marketing services provided by affiliates.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended September 30,		% Change
	2023	2022
	(Dollars in millions)
Depreciation	$190	197	(4)%
Amortization	17	20	(15)%
Total depreciation and amortization	$207	217	(5)%

	Nine Months Ended September 30,		% Change
	2023	2022
	(Dollars in millions)
Depreciation	$557	581	(4)%
Amortization	50	59	(15)%
Total depreciation and amortization	$607	640	(5)%

Depreciation expense decreased by $7 million and $24 million, respectively, for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 primarily due to a decrease of $20 million and $60 million, respectively, resulting from the impact of annual rate depreciable life changes, which was partially offset by higher depreciation expense of $16 million and $40 million, respectively, due to net growth in depreciable assets.

Amortization expense decreased by $3 million and $9 million, respectively, for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 due primarily to a decrease of $4 million and $12 million, respectively, in amortizable assets, partially offset by an increase of $1 million and $3 million, respectively, due to the impact of annual rate depreciable life changes.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		% Change
	2023	2022
	(Dollars in millions)
Interest expense	$(23)	(28)	(18)%
Interest income (expense) - affiliate, net	5	(14)	nm
Other income, net	1	(1)	nm
Total other expense, net	$(17)	(43)	(60)%
Income tax expense	$126	158	(20)%

	Nine Months Ended September 30,		% Change
	2023	2022
	(Dollars in millions)
Interest expense	$(75)	(84)	(11)%
Interest income (expense) - affiliate, net	7	(55)	nm
Other income, net	5	4	25%
Total other expense, net	$(63)	(135)	(53)%
Income tax expense	$426	506	(16)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $5 million and $9 million, respectively, for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022. The decrease in interest expense is primarily due to (i) higher capitalized interest of $7 million, which was partially offset by the increase in the average interest of 6.50% to 6.84% for the three months ended September 30, 2022 compared to the three months ended September 30, 2023, respectively, and (ii) higher capitalized interest of $17 million, which was partially offset by the increase in the average interest of 6.42% to 6.78% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023, respectively.

Interest Expense - Affiliate, Net

Interest expense - affiliate, net decreased by $19 million and $62 million, respectively, for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022. The decrease in interest expense - affiliate, net was primarily due to the repayment of the outstanding principal and interest on the Note Payable - Affiliate on September 30, 2022. See Note 5—Long-Term Debt and Note Payable - Affiliate.

Income Tax Expense

For the three and nine months ended September 30, 2023 our effective tax rates were 27.0% and 26.3%, respectively. For the three and nine months ended September 30, 2022 our effective tax rates were 25.6% and 25.5%, respectively.

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

We are currently experiencing competitive, macroeconomic and financial pressures, such as operational challenges resulting from inflation, dis-synergies resulting from Lumen's 2022 divestitures, concerns about our ability to refinance debt in the future, and, to a lesser extent, shortages of certain components and other supplies that we use in our business. If these pressures continue, we may experience significant deterioration in our projected cash flows, or make significant changes to our assumptions of discount rates and market multiples. Any of these could result in a determination in a future quarter that our goodwill has been impaired.

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to expand and improve our service offerings, enhance and modernize our networks, and compete effectively in our markets. Lumen Technologies and we evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of Lumen’s consolidated capital investment, and our portion thereof, is influenced by, among other things, demand for Lumen’s services and products, cash flow generated by operating activities, cash required for debt service and other purposes, regulatory considerations (such as government mandated infrastructure buildout requirements) and the availability of requisite supplies, labor and permits.

Our capital expenditures continue to be focused on enhancing network operating efficiencies, supporting new service developments, and expanding our fiber network, including our Quantum Fiber buildout plan. For more information on our capital spending, see "Cash Flow Activities" below and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

Debt and Other Financing Arrangements

As of September 30, 2023, we had a face amount of approximately $2.2 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net, and unamortized debt issuance costs). None of our outstanding debt is due in the next 12 months (excluding finance lease obligations).

Subject to market conditions, and to the extent permitted under applicable debt covenants, Qwest Corporation may issue debt securities from time to time in the future primarily to refinance a portion of its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors.

As of the filing date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Moody's Investors Service, Inc.	B3
Standard & Poor's	B
Fitch Ratings	BB-

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

From time to time over the past couple of years, we have engaged in various refinancings, redemptions, tender offers, open market purchases and other transactions designed to reduce our consolidated indebtedness, improve our financial flexibility or otherwise enhance our debt profile. Subject to market conditions restrictions under our debt covenants, and other limitations, we may pursue similar transactions in the future to the extent feasible. We may not disclose these transactions in advance, unless required by applicable law or material in nature or amount.

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

On September 30, 2022, Qwest Corporation repaid the outstanding principal and interest on the Note Payable - Affiliate of approximately $1.2 billion and $43 million, respectively. As of September 30, 2023, there was no outstanding principal or accrued interest under the Note Payable - Affiliate.

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

The affiliate obligations, net in other within current liabilities and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the nine months ended September 30, 2023, we made net settlement payments of $43 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2023, we expect to make aggregate settlement payments of $57 million to QCII under the plan.

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

Federal Broadband Support Programs

In early 2020, the FCC created the Rural Digital Opportunity Fund (the "RDOF"), which is a federal support program designed to fund broadband deployment in rural America. For the first phase of this program, RDOF Phase I, the FCC ultimately awarded $6.4 billion in support payments to be paid in equal monthly installments over 10 years. Lumen Technologies was awarded RDOF funding in several of the states in which we operate and began receiving monthly support payments during the second quarter of 2022, our share of which is not material.

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

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		$ Change
	2023	2022
	(Dollars in millions)
Net cash provided by operating activities	$1,822	2,074	(252)
Net cash used in investing activities	(1,820)	(802)	1,018
Net cash used in financing activities	(2)	(1,270)	(1,268)

Operating Activities

Net cash provided by operating activities decreased by $252 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to lower net income adjusted for non-cash income and expenses. The decrease was partially offset by increases related to other changes in working capital. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to collection of receivables and payments of interest expense, accounts payable and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities increased by $1.0 billion for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to an increase in advances to affiliates as well as an increase in capital expenditures.

Financing Activities

Net cash used in financing activities decreased by $1.3 billion for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to timing of payments of note payable - affiliates.

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

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of September 30, 2023.

Market Risk

As of September 30, 2023, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies.

At September 30, 2023, we had approximately $2.0 billion (excluding finance lease and other obligations) of long-term debt outstanding which bears interest at fixed rates and is therefore not exposed to interest rate risk. At September 30, 2023, we had $215 million floating rate debt based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relative to this debt would decrease our annual pre-tax earnings by $2 million.

At September 30, 2023, we had no debt which was owed to an affiliate of our ultimate parent, Lumen Technologies, Inc., under the note payable-affiliate. The note payable-affiliate bears interest at a variable rate, which is based on a weighted average per annum interest rate of Lumen's outstanding borrowings for the interest period and therefore is exposed to potential interest rate risk.

Certain shortcomings are inherent in the method of analysis in evaluating our market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. Our analyses only incorporate the risk exposures that existed at September 30, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of September 30, 2023, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the disclosures included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended September 30, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2023.

QWEST CORPORATION
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)