Form 10-K
period 2023-12-31
QWEST CORP
filed 2024-02-22
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

On February 22, 2024, one share of common stock was outstanding. None of Qwest Corporation's common stock is held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE: None.
Auditor Name: KPMG LLP                Auditor Location: Denver, Colorado              Auditor Firm ID: 185

Unless the context requires otherwise, (i) references in this report to "QC" refer to Qwest Corporation,(ii) references to "Qwest," "we," "us," "the Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries,(iii) references to "QSC" refer to our direct parent company, Qwest Services Corporation and its consolidated subsidiaries,(iv) references to "QCII" refer to QSC's direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries and (v) references to "Lumen Technologies", "Lumen Technologies, Inc." or "Lumen" refer to QCII's direct parent company and our ultimate parent company, Lumen Technologies, Inc., and its consolidated subsidiaries, including Level 3 Parent, LLC, referred to as "Level 3," and its finance subsidiary, Level 3 Financing, Inc. referred to as "Level 3 Financing."

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

•our ability to successfully and timely attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, attaining our Quantum Fiber buildout schedule, replacing aging or obsolete plant and equipment, strengthening our relationships with customers and attaining projected cost savings;

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
•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments, taxes, pension contributions and other benefits payments;

•our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services and artificial intelligence services;

•our ability to successfully maintain the quality and profitability of our existing product and service offerings to introduce profitable new offerings on a timely and cost-effective basis and to transition customers from our legacy products to our newer offerings;

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

•the impact on Lumen and Level 3 of any purported notice of default or notice of acceleration arising from alleged breach of covenants under their credit documents;

•our ability to consummate the transactions contemplated by our amended and restated transaction support agreement entered into on January 22, 2024 (the "TSA") on the currently anticipated timeline or at all, including the ability of the parties to successfully negotiate definitive agreements with respect to all matters covered by the term sheet included therein and the occurrence of events that may give rise to failure to satisfy any of the conditions to consummating such transactions or a right of any of the parties to terminate the TSA;

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

•the effects of adverse weather, terrorism, epidemics, pandemics, rioting, vandalism, societal unrest, or other natural or man-made disasters or disturbances;

•the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•the effects of changes in interest rates or inflation;

•the effects of more general factors such as changes in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic, public health or geopolitical conditions; and

•other risks referenced in the "Risk Factors" section or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

ITEM 1. BUSINESS

Business Overview and Purpose

We are a facilities-based technology and communications company that provides a broad array of integrated communications products and services to our business and mass markets customers. We report our revenue derived from our operations serving our mass markets customers, primarily within the 'Other Broadband', 'Voice and Other' and 'Fiber Broadband' categories and our revenue derived from our operations servicing our business customers, primarily in the 'Harvest', 'Nurture' and 'Grow' categories. Our specific products and services are detailed below under the heading "Operations - Products and Services."

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

Financial Highlights
The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2023(1)	2022	2021
	(Dollars in millions)
Operating revenue	$5,915	6,449	6,951
Operating expenses	6,110	3,694	3,843
Operating income	$(195)	2,755	3,108
Net (loss) income	$(831)	1,919	2,107
_______________________________________________________________________________
(1)During 2023 we recorded non-cash, non-tax-deductible goodwill impairment charge of $2.4 billion. For additional information, see Note 2—Goodwill And Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2023	2022
	(Dollars in millions)
Total assets	$16,337	18,956
Total long-term debt(1)	2,157	2,157
Total stockholder's equity	10,756	13,567
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

Products and Services

While most of our customized customer interactions involve multiple integrated technologies and services, we organize our products and services according to the core technologies that drive them. At December 31, 2023, we reported our revenue derived from our operations serving our mass markets customers, primarily within the first three categories listed below, and our revenue derived from our operations servicing our business customers, primarily in the 'Harvest', 'Nurture' and 'Grow' categories listed below:

•Other Broadband, under which we provide primarily lower speed broadband services to residential and small business customers utilizing our copper-based network infrastructure;

•Voice and Other, under which we derive revenues from (i) providing local and long-distance voice services, professional services, and other ancillary services, and (ii) federal broadband and state support programs;

•Fiber Broadband, under which we provide high speed broadband services to residential and small business customers utilizing our fiber-based network infrastructure;

•Grow, which includes products and services that we anticipate will grow, primarily including:

◦Optical Services. We deliver high bandwidth optical wavelength networks to customers requiring an end-to-end solution with ethernet technology for a scalable amount of bandwidth connecting sites or providing high-speed access to cloud computing resources.

•Nurture, which includes our more mature offerings, such as:

◦Ethernet. We deliver a robust array of networking services built on ethernet technology. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and larger enterprise-class wide area networks. Our ethernet technology is also used by wireless service providers for data transmission via our fiber-optic cables connected to their towers.

•Harvest, which includes our legacy services managed for cash flow, including:

◦Voice Services. We offer our business customers a complete portfolio of traditional Time Division Multiplexing ("TDM") voice services including Primary Rate Interface ("PRI") service, local inbound service, switched one-plus, toll free, long distance and international services; and

◦Private Line. We deliver private line services, a direct circuit or channel specifically dedicated for connecting two or more organizational sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions;

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

We and Lumen view our network as one of our most critical assets. We and Lumen have devoted, and plan to continue to devote, substantial resources to (i) simplify and modernize our network and legacy systems (ii) retire aging or obsolete systems and plant and (iii) expand our and Lumen’s network to address demand for enhanced or new products. A key element of our network expansion plan is our Quantum Fiber buildout project. Under this project, we propose over the next several years to construct additional fiber optic infrastructure to enable us to provide Quantum Fiber broadband services to several million additional urban and suburban locations in our ILEC markets.

Although either we or Lumen own most of our network, we lease a substantial portion of our core fiber network from several other communication companies under arrangements that will periodically need to be renewed or replaced to support our current network operations.

As a critical infrastructure provider, we are a constant target of cyber-attacks from a wide range of intruders, including advanced persistent threat actors. From time to time in the ordinary course of our business we experience security incidents and disruption in our services. We develop and maintain systems and programs designed to protect against cyber-attacks and network outages. The development, maintenance and operation of these systems and programs is costly and requires ongoing monitoring and updating as technologies change and efforts to bypass security measures become more sophisticated and evolve rapidly.

For additional information regarding our systems, network assets, network risks, capital expenditure requirements and reliance upon third parties, see "Risk Factors," in Item 1A of Part I of this report.

Competition

We compete in a dynamic and highly competitive market in which demand for high-speed, secure data services continues to grow. We expect continued intense competition from a wide variety of sources under these evolving market conditions. In addition to competition from large communications providers, we are facing competition from a growing number of sources, including, systems integrators, hyperscalers, cloud service providers, software networking companies, infrastructure companies, cable companies, wireless service providers, device providers, resellers and smaller niche providers.

Our ability to compete hinges upon effectively enhancing and better integrating our existing products, introducing new products on a timely and cost-effective basis, meeting changing customer needs, providing high-quality information security to build customer confidence and combat cyber-attacks, extending our core technology into new applications and anticipating emerging technological and industry changes. Depending on the applicable market and services, competition can be intense, especially if competitors in the market have network assets better suited to customer needs, faster transmission speeds or lower prices, or, in certain markets, are incumbent communications providers that have a longer history of providing service in the market.

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

Competition to provide broadband services to our mass markets customers remains high. Market demand for our broadband services could be adversely affected by (i) advanced wireless data transmission technologies, including fixed wireless and low-earth-orbit satellite services, and (ii) continued enhancements to cable-based services, each of which generally provides faster average broadband transmission speeds than our copper-based infrastructure. In addition, several established or new communications companies, infrastructure companies or municipalities have built or are building new fiber-based networks to provide high-speed broadband services in existing or unserved markets, frequently with the support of governmental subsidies. Our network expansion and innovation strategy is focused largely on addressing these competitive pressures. To meet these demands and remain competitive, we are continuing to invest in network capacity, security, reliability, flexibility and design innovations, including through our Quantum Fiber buildout initiative.

For our traditional voice services, providers of wireless voice, social networking, videoconferencing, and electronic messaging services are significant competitors as many customers are increasingly using these services to communicate, resulting in the long-term systemic decline in our traditional voice services. Other potential sources of competition include non-carrier systems that are capable of bypassing our local networks, either partially or completely, through various means. Developments in software have permitted new competitors to offer affordable networking products that historically required more expensive hardware investment. We anticipate that all these trends will continue to place downward pressures on the use of our voice network.

Additionally, the Telecommunications Act of 1996 obligates incumbent local telephone carriers ("ILECs"), including those operated by use, to permit competitors to interconnect their facilities to the ILEC’s network and to take various other steps that are designed to promote competition, including obligations to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory “unbundled” access to specific portions of the ILEC’s network and (iii) permit competitors to physically or virtually collocate their plant on the ILEC’s property. As a result of the above-described regulatory and technological developments, we also face competition from competitive local exchange carriers, or CLECs, particularly in densely populated areas. CLECs provide competing services through (i) reselling an ILEC's local services, (ii) using an ILEC's unbundled network elements (iii) operating their own facilities or (iv) a combination thereof.

Additional information about competitive pressures is located under the heading "Risk Factors—Business Risks" in Item 1A of Part I of this report.

Sales and Marketing

Our enterprise sales and marketing approach focuses on solving complex customer problems with advanced technology and network solutions, striving to make core networks services compatible with digital tools. We also rely on our call center personnel and a variety of channel partners to promote sales of services that meet the needs of our customers. To meet the needs of different customers, our offerings include both stand-alone services and bundled services designed to provide a complete offering of integrated services.

Our business customers range from small business offices to select enterprise customers. Our direct sales representatives generally market our business services to members of in-house IT departments or other highly-sophisticated customers with deep technological experience. These individuals typically satisfy their IT requirements by contracting with us or a rapidly evolving group of competitors, or by deploying in-house solutions. We also market our products and services through inbound call centers, telemarketing and third parties, including telecommunications agents, system integrators, value-added resellers and other telecommunications firms. We support our distribution through digital advertising, events, website promotions and public relations. We maintain local offices in most of the larger population centers within our local service area. These offices provide sales and customer support services to the communities in our local markets.

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

Research, Development & Intellectual Property

Due to the dynamic nature of our industry, we prioritize investing in developing new products, improving existing products, and licensing third party intellectual property rights to anticipate and meet our customers’ evolving needs, which give us the freedom to operate our business without the risk of interruption from the holder of the patented technology. We, or our affiliates, plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.

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

Federal Regulation

General

The FCC regulates the interstate services we provide, including the business data service charges we bill for wholesale network transmission and intercarrier compensation, including the interstate access charges that we bill other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates several aspects of our business related to international communications services, privacy, public safety and network infrastructure, including (i) our access to and use of local telephone numbers, (ii) our provision of emergency 911 services and (iii) our use or removal (potentially on a reimbursable basis) of equipment produced by certain vendors deemed to cause potential national security risks. We could incur substantial penalties if we fail to comply with the FCC's applicable regulations.

Many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rule-makings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.

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

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the a prior administration. In late 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants, including us. Although it remains premature to speculate on the ultimate impact of this legislation on us, we anticipate that the release of this funding would increase competition for broadband customers in newly-served areas.

For additional information about these programs, see (i) Note 3—Revenue Recognition to our consolidated financial statements in Item 8 of Part II of this report and (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Broadband Regulation

In February 2015, the FCC adopted an order regulating broadband internet access services ("BIAS") as a Title II utility service under the Communications Act of 1934. In December 2017, the FCC voted to repeal the classification of BIAS as a Title II utility service and to preempt states from imposing substantial regulations on broadband services. Opponents of this change appealed this action in federal court. Several states have also opposed the change and have proposed, implemented or enacted laws or orders focused on state-specific Internet service regulation. In October 2019, the federal court upheld the FCC’s classification decision but vacated a part of its preemption ruling. Various courts are considering or have ruled upon the issue of the enforceability of state broadband regulation, and additional litigation and appeals are expected with respect to this issue. In addition, members of the current administration and various consumer interest groups have advocated in favor of reclassifying BIAS as a Title II utility service. The ultimate impact of these pending judicial matters and calls for additional regulation are currently unknown to us, although the imposition of heightened regulation of our Internet operations could potentially hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of operating, maintaining and upgrading our network and otherwise negatively impact our current operations.

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

Data Privacy Laws and Regulations

Various foreign, federal and state laws govern our storage, maintenance and use of customer data, including a wide range of consumer protection, data protection, privacy, intellectual property and similar laws. Data privacy regulations are complex and vary across jurisdictions. We must comply with various jurisdictional data privacy regulations, adopted by various jurisdictions in certain of our domestic markets. Domestically, the number of state privacy laws continues to increase. The application, interpretation and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. These regulations require careful handling of personal and customer data and could have a significant impact on our business especially if we violate any of those regulations.

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

Employees

At December 31, 2023, we had approximately 11,400 employees, of which approximately 43% are members of either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). See "Risk Factors— Business Risks" in Item 1A of Part I of this report and Note 16—Labor Union Contracts to our consolidated financial statements in Item 8 of Part II of this report for a discussion of risks relating to our labor relations and for additional information on the timing of certain contract expirations.

Additional Information

For further information on regulatory, technological and competitive factors that could impact our revenue, see "Regulation" and "Competition" above under this Item 1 and "Risk Factors" under Item 1A below. For more information on the financial contributions of our various services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

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

Although, at various times, we answer questions raised by securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Investors should not assume that we agree with any statement or report issued by an analyst with respect to our past or projected performance. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Unless otherwise indicated, information contained in this report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the technology or communications industries are based on estimates made by us using data from industry sources and making assumptions based on our industry knowledge and experience. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.

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

To succeed, we need to integrate, update and upgrade our existing applications and systems, including many legacy systems from past acquisitions. We cannot assure you we will be able to integrate our legacy IT systems, modernize our infrastructure, timely retire aging or obsolete systems or deploy a master data management platform. These modernization efforts will require efficient allocation of resources, development capacity, greater use of artificial intelligence ("AI") and other emerging technologies, access to subject-matter experts, development of a sustainable operating model and successful collaboration between legal, privacy and security personnel. Any failure to timely accomplish these initiatives may negatively affect our (i) customer and employee experiences, (ii) ability to meet regulatory, legal or contractual obligations, (iii) network stability, (iv) ability to realize anticipated efficiencies, (v) ability to timely repair infrastructure and respond to service outages or (vi) ability to deliver services to our customers at required speed and scale.

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

Each of our business and mass market offerings faces increasingly intense competition, with increased pressure to timely offer digitally integrated services, from a wide range of sources under evolving market conditions that have increased the number and variety of companies that compete with us. Some of our current and potential competitors: (i) offer products or services that are substitutes for our traditional wireline services, including wireless broadband, wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) operate systems that enable them to provision services easier and faster, (iv) have greater financial, provisioning, technical, engineering, research, development, marketing, customer relations or other resources, (v) conduct operations or raise capital at a lower cost, (vi) are subject to less regulation, (vii) have stronger brand names, (viii) have deeper or more long-standing relationships with key customers, or (ix) have larger operations than ours, any of which may enable them to compete more successfully for customers, strategic partners and acquisitions. In recent years, competitive pressures have commoditized pricing for some of our products and services and lowered market prices for many of our other products and services. Continued competitive pressures will likely place further downward pressure on market pricing.

Our ability to successfully compete could be hampered if we fail to timely develop and market innovative technology solutions that address changing customer demands.

The technology and communications industry has been and continues to be impacted by significant technological changes, which are enabling an increasing variety of companies to compete with us. Many of these technological changes are (i) displacing or reducing demand for certain of our services, (ii) enabling the development of competitive products or services, (iii) enabling customers to reduce or bypass use of our networks or (iv) reducing our profit margins. For example, as service providers continue to invest in 5G and low earth orbit satellite networks and services, their services could reduce demand for our network services. Increasingly, customers are demanding more technologically advanced products that suit their evolving needs, including traditional and generative AI services. As we note below, several of our competitors have dedicated substantially more resources to their development. If we fail to develop competitive AI services, our business and financial performance could be adversely impacted.

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

We may be unable to attract and retain skilled and motivated leaders and employees who possess the right skillsets and technical, managerial and development expertise to execute our plans for transformation, innovation and strategic growth. We operate in a highly competitive and expanding industry, where competition for highly skilled employees has grown increasingly intense and competitors have targeted hiring our employees. We have experienced, and may continue to experience, higher than anticipated levels of employee attrition. Further, the increased availability of remote working arrangements, largely driven by the COVID-19 pandemic, has expanded the pool of companies that can compete for our employees and employee candidates. We believe some of our competitors with greater resources and fewer cost constraints than us have from time to time been able to offer compensation, benefits or accommodations in excess of what we are able to offer. These risks to attracting and retaining key personnel may have been exacerbated by the impacts of the low trading price of Lumen's common stock, which, as discussed below, restricted Lumen's ability in 2023 to offer competitive equity incentive compensation to our key employees. Our failure to successfully attract and retain key personnel could materially adversely impact our business or financial performance.

Under our current work guidelines implemented in 2022, nearly half of our employees work fully from home, and a substantial portion of the remainder work partly from home under "hybrid" work schedules. These work arrangements may impair our ability to maintain our collaborative and innovative culture, and may cause disruptions among our employees, including decreases in productivity, challenges in collaboration between on-site and off-site employees and, potentially, employee dissatisfaction and attrition. If our attempts to operate under a hybrid working environment are not successful, our business could be adversely impacted.

The pandemic, inflation and other events over the past couple years have increased employees’ expectations regarding compensation, workplace flexibility and work-home balance. These developments have intensified certain of our above-described challenges and made it relatively more difficult for us to attract and retain top talent.

Uncertainty regarding our future prospects could adversely impact our ability to maintain satisfactory relations with our employees, customers, vendors and others.

Developments related to our negotiations with creditors, coupled with concerns regarding continued declines in our revenues and increased leverage, have created uncertainties about our future ability to improve our financial performance and refinance or extend our upcoming debt maturities. These uncertainties could adversely impact our ability to attract, retain and motivate our employees.

These uncertainties coupled with Lumen's low stock trading price could adversely impact our ability to attract, retain and motivate our employees. Lumen grants equity-based incentive awards to key personnel, the value of which is tied to its stock price, its financial performance or both. During 2023, the low trading price of Lumen's stock limited its ability under its 2018 equity incentive plan to grant equity incentive awards in aggregate amounts consistent with our prior practices. Our ability to attract, retain and motivate our employees could be weakened if (i) the anticipated value of such equity-based incentive awards does not materialize, (ii) Lumen's equity-based compensation otherwise ceases to be viewed as a valuable benefit, (iii) our total compensation package is not viewed as being competitive, or (iv) Lumen does not obtain the shareholder approval needed to continue granting equity-based incentive awards in the amounts we believe are necessary.

Similarly, customers, vendors, landlords, banks or other third parties may be less willing to transact business with us if they believe our future is uncertain, any of which could adversely impact our business, financial performance, financial position or future prospects.

We could be harmed if our reputation is damaged.

We believe the Lumen and Qwest brand names and our reputation are important corporate assets that help us attract and retain customers and talented employees. However, our corporate reputation is susceptible to material damage by events such as disputes with customers or competitors, cyber-attacks or service outages, internal control deficiencies, delivery failures, compliance violations, government investigations or legal proceedings. Similar events impacting one of our competitors could result in negative publicity for our entire industry that indirectly harms our business. We may also experience reputational damage if customers, vendors, employees, advocacy groups, regulators, investors, the media, social media influencers or others criticize our services, operations or public positions. For instance, we could be harmed if our customer experience scores, as measured by "NPS" (Net Promoter Score) and "CHS" (Customer Health Score), for our products and services are low or declining relative to our competitors. In addition, the reputational risk of unauthorized disclosure of confidential company or customer data could increase to the extent our employees inappropriately use social networking sites or other emerging technologies, such as generative AI tools.
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

We could be harmed by cyber-attacks.

Our vulnerability to cyber-attacks is heightened by several features of our operations, including (i) our material reliance on our owned and leased networks to conduct our operations, (ii) our transmission of large amounts of data over our systems and (iii) our processing and storage of sensitive customer data.

As further described in Item 1C of this annual report, cyber-attacks on our systems may stem from a variety of sources and take many forms. Cyber-attacks can put at risk personally identifiable customer data or protected health information, thereby implicating stringent domestic and foreign data protection laws. These threats may also arise from failure or intrusions of systems owned, operated or controlled by other unaffiliated operators, upon whom we are materially reliant to operate our business. Various other factors could intensify these risks, including, (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open and software-defined networks, (iii) the challenges of operating and maintaining our complex multi-continent network composed of legacy and acquired properties, which is more difficult to safeguard than newer fully-integrated networks, (iv) growth in the size and sophistication of our customers and their service requirements, (v) increased use of our network due to greater demand for data services, (vi) our increased incidence of employees working from remote locations and (vii) the increased difficulty of defending against attacks that use AI-generated social engineering, increasingly malicious code and increasingly sophisticated phishing techniques.

As a critical infrastructure service provider, we and our customers are constant targets of cyber-attacks. The number of these attacks against us increased in 2023. Despite our efforts to prevent these events, some of these attacks have resulted in security incidents. On March 27, 2023, Lumen filed with the U.S. Securities and Exchange Commission a Current Report on Form 8-K announcing two cybersecurity incidents, including one that involved a sophisticated threat actor that had accessed its internal information technology systems. Since filing that report, Lumen has taken the measures described therein to assess, contain and remediate both incidents, including working with outside forensic firms. Based on information known at this time, Lumen continues to believe that these incidents have neither had nor are likely to have a material adverse impact on its ability to serve its customers or its business, operations or financial results.

We believe the importance of our network to global internet data flows will continue to make it a target to a wide range of threat actors, including nation state actors and other advanced persistent threat actors. Moreover, the risk of incidents is likely to continue to increase due to several factors, including (i) the increasing sophistication of cyber-attacks, (ii) the wider accessibility of cyber-attack tools and (iii) growing threats from Chinese, Russian and other state actors due to heightened geopolitical tensions. It should also be noted that defenses against cyber-attacks currently available to us and others are unlikely to prevent intrusions by a highly-determined, highly-sophisticated threat actor. Consequently, you should assume that we will continue to experience cyber incidents in the future. Thus far, none of our past security incidents have had a material adverse effect on us, and we continue to take steps designed to limit our cyber risks. Nonetheless, we cannot assure you that future cyber incidents or events will not ultimately have a material adverse impact on our ability to serve our customers or our business, operations or financial results.

Although Lumen Technologies maintains insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

Cyber-attacks could (i) disrupt the proper functioning of our networks and systems, which could in turn disrupt the operations of our customers, (ii) result in the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our employees, our customers or our customers’ end users, (iii) require us to notify customers, regulatory agencies or the public of data incidents, (iv) damage our reputation or result in a loss of business, (v) require us to provide credits for future service to our customers or to offer expensive incentives to retain customers, (vi) subject us to claims by our customers or regulators for damages, fines, penalties, license or permit revocations or other remedies, (vii) result in the loss of industry certifications or (viii) require significant management attention or financial resources to remedy the resulting damages or to change our systems. Any or all of the foregoing developments could have a material adverse impact on us.

We could be harmed by outages in our network or various platforms, or other failures of our services.

From time to time in the ordinary course of our business, we experience outages in our network, hosting, cloud or IT platforms, or failures of our products or services (including basic and enhanced 911 emergency services) to perform in the manner anticipated. These disruptions expose us to several of the same risks listed above for cyber-attacks, including the loss of customers, the issuance of credits or refunds, and regulatory fines. We remain vulnerable to future disruptions due to several factors, including the challenges of maintaining and replacing aging or obsolete network elements, human error, continuous changes in our network, the introduction of new products or technologies, vulnerabilities in our vendors or supply chain, aberrant employees and hardware and software limitations. The process for remediating any interruptions, outages, delays or cessations of service could be more expensive, time-consuming, disruptive and resource intensive than planned. Delayed sales, lower margins, fines or lost customers resulting from future disruptions could have a material adverse impact on our business, reputation, results of operations, financial condition, cash flows and stock price.

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

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with, the infrastructure of other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements limits our control over the delivery and quality of our services. In addition, we are exposed to the risk that other companies may be unwilling or unable to continue or renew these arrangements in the future. Those risks are heightened when the other company is a competitor who may benefit from terminating the agreement or imposing price increases. Additionally, several companies rely on our network to transmit their data or voice traffic. Their reliance on our network exposes us to the risk that they may transfer all or a portion of this traffic from our network to alternative networks owned, constructed or leased by them, thereby reducing our revenue. Certain of our hyperscaler customers have built infrastructure that has reduced their reliance on us.

Reliance on key suppliers and vendors. We depend on a limited number of suppliers and vendors to provide us, directly or through other suppliers, with equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches, routing equipment, customer premise equipment, and related components. We also rely on software and service vendors or other parties to assist us with operating, maintaining and administering our business, including billing, security, provisioning and general operations. Our operations could be adversely affected if any of these vendors experience business interruptions, security incidents, litigation or other issues that interfere with their ability to deliver their products or services on a timely basis.

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

A substantial number of our facilities are located in areas that subject them to the risk of earthquakes, floods, fires, tornadoes or other similar casualty events. From time to time these events have disrupted the operations of us or our affiliates, and similar future events could cause substantial damages, including downed transmission lines, flooded facilities, power outages, fuel shortages, network delays or failures, damaged or destroyed property and equipment, and work interruptions. Due to substantial deductibles, coverage limits and exclusions, and limited availability, we have typically recovered only a portion of our losses through insurance. Our system redundancy and other measures we take to protect our infrastructure and operations from the impacts of such events may be ineffective or inadequate to sustain our operations following such events. Any of these occurrences could result in lost revenues from business interruption, damage to our reputation and reduced profits.

Climate change may increase the frequency or severity of natural disasters and other extreme weather events in the future, which would increase our exposure to the above-cited risks and could disrupt our supply chain from our key suppliers and vendors.

Our environmental, social and governance (ESG) commitments, programs and disclosures may expose us to reputational, legal and business risks.

Our reputation and brands could be impacted by our public commitments to various corporate environmental, social and governance (ESG) initiatives, including our political contributions, our advocacy positions, and our goals for sustainability, inclusion and diversity. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for their accuracy, adequacy, or completeness. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, commitments, or for any revisions to them. Our actual or perceived failure to achieve our ESG-related initiatives, goals, commitments, or to meet evolving stakeholder expectations or standards could adversely impact us by resulting in legal or regulatory proceedings against us, customer or employee attrition, reputational damage, or other negative impacts on our business.

Adverse developments impacting our non-consolidated affiliates could indirectly impact us.

Our consolidated operations constitute only a portion of the consolidated operations of our corporate parent, Lumen. We engage in various intercompany transactions with affiliates of Lumen that are not members of our consolidated group of companies. Events or developments that adversely impact these non-consolidated affiliates will not directly impact our consolidated financial position or performance as reported under U.S. generally accepted accounting principles (“GAAP”), but could nonetheless indirectly adversely impact us to the extent such developments interfere with the ability of such non-consolidated affiliates to provide services or pay amounts to which we or our subsidiaries are entitled. For these reasons, you are urged to review the risk factor disclosures contained in Item 1A of Lumen’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Various governmental agencies, including state attorneys general with jurisdiction over our operations, have routinely in the past investigated our business practices either in response to customer complaints or on their own initiative, and are expected to continue to do the same in the future. Certain of these investigations have resulted in substantial fines in the past. On occasion, we have resolved such matters by entering into consent decrees, which are court orders that frequently restrict our future conduct. If breached by us, these consent decrees expose us not only to contractual remedies, but also to judicial enforcement via contempt of court proceedings, any of which could have material adverse consequences. Additionally, future investigations can potentially result in enforcement actions, litigation, fines, settlements or reputational harm, or could cause us to change our sales practices or operations.

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

A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. The European
Union and other international regulators, as well as some state governments, have recently enacted or enhanced data privacy legal requirements, and other governments are considering establishing similar or stronger protections. Many of these laws are complex and change frequently and often conflict with the laws in other jurisdictions. Some of our customers impose similar requirements on us that are equally or more demanding. If we fail to comply with any of these governmental or contractual requirements, we could incur potential substantial penalties and reputational damage.

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

Pending legal proceedings against us or our affiliates could have a material adverse impact on us.

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

Issues related to the development and use of artificial intelligence (AI) could give rise to legal or regulatory actions, damage our reputation or otherwise materially harm our business.

We currently incorporate AI technology in certain of our products and services and in our business operations. AI is currently being developed in a highly competitive and rapidly evolving environment by a wide variety of technology companies, many of which are dedicating substantially more resources than we are to research and development initiatives. Due to the complexity of its design and algorithms, AI presents various risks and challenges, and its use could have unintended adverse consequences. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The Company's use of AI may give rise to risks related to harmful content, inaccurate output, bias, intellectual property infringement or misappropriation, defamation, privacy incidents, and cybersecurity vulnerabilities, among others. The United States, the European Union and other governmental bodies have taken initial steps to regulate AI, which could ultimately increase AI’s legal risks or decrease its usefulness. For all these reasons, we cannot assure you that our use of AI will not harm our business, operations or reputation.

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

As of December 31, 2023, approximately 43% of our employees were members of various bargaining units represented by labor unions. Although we have agreements with these labor unions, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and increase our costs. Even if we succeed in reaching new or replacement agreements, they may impose significant new costs on us that impair our competitive position.

Media reports concerning our legacy infrastructure could expose us to governmental actions, removal costs, litigation, compliance costs, penalties or reputational damage.

Media reports issued in mid-2023 alleged that certain lead-sheathed cables that are part of our copper-based network infrastructure pose public health and environmental risks. Such allegations may subject us to legislative or regulatory actions, removal costs, litigation, compliance costs or penalties. Accordingly, we may incur substantial expenses, which could have a material adverse impact on our financial results or condition.

We may also experience reputational harm from negative assertions about the public health or environmental impact of our lead-sheathed cables, which could adversely affect our business, even if such allegations ultimately prove to be inaccurate. Such damage to our reputation could be difficult, expensive and time-consuming to repair. Damage to our reputation could reduce investor confidence in us and have a material adverse impact on the value of our securities.

Financial Risks

Our significant debt levels expose us to a broad range of risks.

As of December 31, 2023, we had $2.2 billion of outstanding consolidated unsecured indebtedness (excluding finance lease obligations, unamortized discounts, net and unamortized debt issuance costs, and note payable-affiliate).

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

We expect to periodically require financing in the future to refinance existing indebtedness and potentially for other purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, credit ratings, and debt covenants. Prior allegations that our affiliates have breached covenants in their credit documents could dissuade potential lenders from extending credit to us, unless and until our affiliates satisfactorily address these concerns through the execution of additional credit agreements, the receipt of waivers or other similar actions. Our ability to obtain additional financing could also depend on prevailing market conditions, which could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, trade restrictions, pandemics, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad, and (ii) specific conditions in the communications industry. Instability in the domestic or global financial markets has from time to time resulted in periodic volatility and disruptions in capital markets that have partially or severely limited the ability of leveraged companies like us to obtain debt financing. For these and other reasons, we can give no assurance additional financing for any of these purposes will be available on terms acceptable to us, or at all.

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

Lumen Technologies, Inc. and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Over half of the debt of Lumen Technologies, Inc. is guaranteed by certain of its principal domestic subsidiaries, some of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of Lumen Technologies, Inc. is neither guaranteed nor secured. Over half of the debt of Level 3 Financing is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing is not secured by any of its assets, but is guaranteed on an unsecured basis by certain of its affiliates. As of the date of this annual report, substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International Inc., including us. Most of the over 200 subsidiaries of Lumen Technologies, Inc. have neither borrowed money nor guaranteed any of the debt of Lumen Technologies, Inc. or its affiliates. As such, investors in our consolidated debt instruments should be aware that (i) determining the priority of their rights as creditors is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) a substantial portion of such debt is structurally subordinated to all liabilities of the non-guarantor subsidiaries of Lumen Technologies, Inc. to the extent of the value of those subsidiaries that are obligors.

Our and our affiliates' various debt agreements include restrictions and covenants that could (i) limit our ability to conduct operations or borrow additional funds, (ii) restrict our ability to engage in inter-company transactions, and (iii) lead to the acceleration of our repayment obligations in certain instances.

Under our and our affiliates’ consolidated debt and financing arrangements, the issuer of the debt is subject to various covenants and restrictions, the most restrictive of which pertain to the debt of Lumen Technologies, Inc. and Level 3 Financing.

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

The debt and financing arrangements of Level 3 Financing contain substantially similar limitations that restrict their operations on a standalone basis as a separate restricted group. Consequently, certain of these covenants may significantly restrict our ability to engage in transactions with Level 3, including receiving cash from Level 3 or Level 3’s ability to distribute cash to us or our affiliated entities.

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

If the transactions contemplated by the TSA are consummated, the participating creditors would waive and release us from any claims or remedies arising out of any such breaches to the extent permitted under Lumen's debt agreements and applicable law. However, there can be no assurance that these transactions will be consummated, or that other creditors will not seek to assert claims against us. If the transactions contemplated by the TSA are not consummated, there can be no assurance that participating creditors would not attempt to deliver purported notices of default, or seek to declare the principal amount of their debt holdings due and payable, together with accrued interest. Any such acceleration also could allow lenders under Lumen’s senior secured credit facilities to declare all funds borrowed to be due and payable, to terminate their commitments thereunder, and to cease making further loans. Secured debtholders could also institute foreclosure proceedings against their collateral. Although Lumen would vigorously dispute any and all such actions, any such actions may result in an outcome that could have a material adverse impact on our business, operations and financial condition of us and our affiliates, and any such actions could force us or our affiliates to seek bankruptcy protection. In addition, responding to or defending against any claims of default, including through litigation, may require Lumen and its affiliates to expend significant funds and management time and attention, and could adversely impact their ability to obtain financing in the future or to refinance their existing indebtedness. Any of these developments could adversely impact us in several other ways, particularly if Lumen or Level 3 can no longer supply us with services that we currently receive from them, or if the creditors seek to assert any rights of self-help that they purport to hold.

The transactions contemplated by the TSA may not be consummated as contemplated, on the currently expected timeline, or at all, and even if such transactions are consummated, we may not achieve their anticipated benefits.

We expect that the completion of the transactions contemplated by the TSA will enhance our liquidity and extend the debt maturities of our affiliates. However, completion of these transactions is subject to the satisfaction of certain conditions and the TSA permits certain specified lender groups and Lumen to terminate the agreement under various specified circumstances.

As a result, any or all of the transactions may not be consummated as originally contemplated, on the currently expected timeline, or at all. Accordingly, we may not be able to realize the expected benefits from these transactions on a timely basis or at all. Even if we are successful in completing the transactions contemplated by the TSA, we may not realize some or all of the expected benefits from such transactions. We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the transactions contemplated by the TSA, and these fees and costs are payable by us regardless of whether such transactions are consummated.

If we are successful in completing the transactions contemplated by the TSA, the Company will be subject to higher levels of interest, which could have important consequences, including, (i) limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements, and increasing our cost of borrowing; (ii) requiring a substantial portion of our cash flows to be dedicated to payments on our obligations instead of for other purposes; and (iii) each of the other factors specified above under the heading "–Our significant debt levels expose us to a broad range of risks."

In addition, the agreements that will govern the Company’s indebtedness to be executed in connection with the consummation of the transactions contemplated by the TSA will contain significant additional restrictions that could limit the Company’s ability to engage in activities that may be in our long-term best interest, including certain restrictions on our ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, enter into affiliate transactions, pay dividends, make acquisitions and make investments, loans and advances. These restrictions may affect the Company’s ability to execute our business strategies, limit our ability to raise additional debt or equity financing needed to operate our business, including during economic or business downturns, and limit our ability to compete effectively or take advantage of new business opportunities. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

Our cash flows may not adequately fund all of our cash requirements.

Our business is very capital intensive. We expect to continue to require significant capital to pursue our Quantum Fiber buildout plans and to otherwise maintain, upgrade and expand our network infrastructure and product offerings, based on several factors, including (i) changes in customers’ service requirements; (ii) our need to replace aging or obsolete infrastructure; (iii) our continuing need to expand and improve our network to remain competitive and meet customer demand; and (iv) our regulatory commitments. Any failure to make appropriate capital expenditures could adversely impact our financial performance or prospects. We will also continue to need substantial amounts of cash to meet our fixed commitments and other business objectives, including without limitation funding our debt repayments, operating costs, maintenance expenses, debt repayments, tax obligations, periodic pension contributions and other benefits payments. As discussed elsewhere in this annual report, our revenues have decreased for several years, which, coupled with other factors, has placed downward pressure on our cash flows. For all these reasons, we cannot assure you our future cash flows from operating activities will be sufficient to fund all of our cash requirements in the manner currently contemplated.

Increases in costs for pension and healthcare benefits for our active and retired employees may have a material impact on us.

As of December 31, 2023, we had a substantial number of active employees participating in a qualified pension plan sponsored by Lumen Technologies that has assumed the obligations under Qwest Communications International Inc.’s predecessor pension plan. As of such date, Lumen’s pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. The amounts contributed by us through Lumen Technologies are not segregated or restricted and may be used to provide benefits to employees of Lumen’s other subsidiaries. Lumen’s costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, including investment returns on funds held by our applicable plan trusts; changes in prevailing interest rates and discount rates or other factors used to calculate the funding status of our plans; increases in healthcare costs generally or claims submitted under our healthcare plans specifically; the longevity and payment elections of our plan participants; changes in plan benefits; and the impact of the continuing implementation, modification or potential repeal of current federal healthcare and pension funding laws and regulations promulgated thereunder. Increased costs under these plans could reduce Lumen’s profitability and increase its funding commitments to its pension plans, which in turn could affect our liquidity.

See Note 9—Employee Benefits for additional information regarding the funded status of Lumen's pension plans and Lumen's other post-retirement benefit plans.

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect us.

We maintain (i) disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and (ii) internal control over financial reporting designed to provide reasonable assurance regarding the reliability and compliance with U.S. generally accepted accounting principles ("GAAP") of our financial statements. We cannot assure you these measures will be effective. Our and Lumen's management previously identified two material weaknesses that, while successfully remediated during 2019, were costly to remediate and delayed the filing of Lumen's annual report on Form 10-K for the year ended December 31, 2018.

If we are required to record additional intangible asset impairments, we will be required to record a significant charge to earnings and reduce our stockholders' equity.

As of December 31, 2023, approximately 43% of our total consolidated assets reflected on the consolidated balance sheet included in this annual report consisted of goodwill and other intangible assets. In the fourth quarter of 2023, we recorded a large non-cash charge to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation or financial condition.

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

Although inflation has recently been declining, during the past three years, our operations were impacted by the highest domestic inflation rates in decades. If inflation rates remain elevated, our operations will likely continue to be impacted. Potential impacts of high inflation include (i) lower revenue if inflationary pressures cause customers to defer, decrease or cancel their expenditures on our products and services, (ii) lower margins if we cannot offset the higher cost of our labor and supplies by raising our prices or reducing our other expenses, (iii) higher interest costs to the extent inflation places upwards pressure on prevailing interest rates and (iv) as noted above, potential difficulties retaining personnel if we do not match the salary increase expectations of our workforce.

We face other financial risks.

We face other financial risks, including among others the risk that downgrades in our credit ratings or unfavorable financial analyst reports regarding us, our affiliates, or our industry could adversely impact the liquidity or market prices of our outstanding debt securities.

General Risk Factors

Unfavorable general economic, societal, health or environmental conditions could negatively impact us.

Unfavorable general economic, societal, health or environmental conditions, including unstable economic and credit markets, or depressed economic activity caused by trade wars, epidemics, pandemics, wars, societal unrest, rioting, civic disturbances, natural disasters, terrorist attacks, environmental disasters, political instability or other factors, could negatively affect our business or operations in a variety of ways.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

As a technology and communications company that globally transmits large amounts of information over our networks, we recognize the critical importance of maintaining the security and integrity of information and systems under our control. We view cybersecurity risk as one of our principal enterprise-wide risks, subject to control and monitoring at various levels of management throughout the Company. We dedicate significant resources towards programs designed to identify, assess, manage, mitigate and respond to cybersecurity threats.

As described in Item 1A “Risk Factors,” several features of our operations heighten our susceptibility to cyber-attacks, including (i) our material reliance on our owned and leased networks to conduct our operations, (ii) our transmission of large amounts of data over our systems and (iii) our processing and storage of sensitive customer data. Cyber-attacks on our systems may stem from a variety of sources, including fraud, malice or sabotage on the part of foreign nations, third parties, vendors, or employees and attempts by outside parties to gain access to sensitive data that is stored in or transmitted across our network. Cyber-attacks can take many forms, including computer hackings, computer viruses, ransomware, worms or other destructive or disruptive software, denial of service attacks, or other malicious activities.

To identify, assess and mitigate cybersecurity risk, we have implemented a global information security management program that includes administrative, technical, and physical safeguards. We leverage a defense-in-depth model to identify, detect, protect and respond to threats to our information systems. Our security operations center provides advanced threat detection and response capabilities. Lumen maintains an insider threat program to detect, investigate and mitigate insider threat risks to Lumen assets, data, services and personnel globally. Our privacy and cybersecurity policies encompass information security, incident response procedures, and vendor management. Our risk management team works closely with our Information Technology, Privacy, Product, and Operations departments to continuously evaluate emerging cyber risk. We monitor existing or proposed privacy and cybersecurity laws, regulations and guidance that are or may be applicable to us in the regions where we operate, including in the European Union and the United Kingdom where we are subject to GDPR, as well as various other laws governing privacy rights, data protection and cybersecurity in other regions. As a U.S. government contractor we are required to comply with extensive governmental regulations and standards regarding cyber security.

Lumen periodically engage both internal and external auditors and consultants to assess and enhance our program. These independent external auditors and consultants are accredited under various information security standards, including those administered by the International Organization for Standardization and the PCI Security Council. These engagements typically include penetration testing, third-party certifications, compliance assessments, audits, and assessments of vulnerabilities and emerging threats. We also periodically deploy our Internal Audit processes to conduct additional reviews and assessments. We also share and receive threat intelligence with government agencies, cyber analysis centers and cybersecurity associations.

As noted elsewhere in this annual report, we are materially reliant on a variety of third-party service providers to operate our business, which exposes us to the risk of cyber incidents impacting those providers’ systems. We have a vendor risk management program that assesses, manages and oversees risks associated with third-party service providers who have access to our data and systems. We maintain ongoing monitoring to ensure their compliance with our cybersecurity standards.

Despite our efforts to prevent security incidents, (i) some of these attacks have resulted in security incidents (although thus far we do not believe that any of these incidents has resulted in a material adverse effect on our operating results or financial condition) and (ii) future security incidents are likely (some of which could have a material adverse effect on our operating results or financial condition). See Item 1A “Risk Factors” for a further discussion of cybersecurity risks.

Lumen maintains an Incident Response Playbook that provides a set of guidelines for our stakeholders to follow when handling any data incident. This Playbook describes how we assess incidents and how our security team shares information about such incidents with others at Lumen, including senior leadership and, if warranted, with some or all members of the Board of Directors. These escalation provisions, together with Lumen's Disclosure Controls and Procedures, are designed to ensure that appropriate representatives throughout the Company are available to assess how to respond to such incidents and make any necessary public notifications.

The Incident Response Team (“CIRT”) is notified of all cybersecurity incidents, and is responsible for detecting and coordinating responses to security incidents. This team regularly assesses its communication plan to confirm that its members can be alerted quickly in the event of an actual crisis and meet as a team to discuss response options. The CIRT also addresses each incident, unless it determines that an incident is sufficiently serious. In those instances, it will notify the Cyber Security Watch Team, which is responsible for addressing cybersecurity incidents that raise more significant risks.

The Cyber Security Watch Team (“CSWAT”) is comprised of senior IT, operations, risk, legal and compliance leaders across business segments. In addition to addressing our more significant cyber incidents, CSWAT manages risks from matters related to business continuity, including risks posed by cybersecurity threats, and implements controls to mitigate such operational risks. Among other processes, this team reviews our programs and processes related to information security, third party risk, vendor management, facilities, unplanned downtime, business disruption, business continuity and disaster recovery.

Governance

As part of our overall risk management approach, Lumen prioritizes the identification and management of cybersecurity risk at several levels, including Board oversight, executive commitment and employee training. Lumen's Risk and Security Committee, comprised of independent directors from its Board, assists the Board in overseeing our cybersecurity and data privacy risk. Specifically, our Risk and Security Committee, which meets quarterly, (i) receives periodic reports from Lumen's Chief Security Officer (“CSO”) on security programs, including incident reports, (ii) reviews risk assessments from information security, privacy, and internal audit management teams with respect to cybersecurity, including the adequacy and effectiveness of the Company’s internal controls regarding cybersecurity; (iii) reviews emerging cybersecurity developments and threats; (iv) reviews compliance with applicable laws and industry standards; and (v) periodically reviews our strategy to mitigate cybersecurity risks, such as our cyber insurance coverage and contingency plans in the event of security incidents or other system disruptions. At least quarterly, the Risk and Security Committee provides reports to the full Board regarding matters recently discussed by the Committee, which enables the full Board to provide additional oversight of our cyber risks and cyber processes. The full Board also reviews our cybersecurity risks in connection with its annual review of our enterprise risk mitigation programs.

Lumen's CSO has worked in the public and private sectors in information security since 1997 and has been a chief security officer since 2017. His technical and process certifications include CISSP, ITIL Foundation, Six Sigma Certified, CISCO CCNP, and CCNA, and he oversees the implementation and compliance of our information security standards and mitigation of information security related risks.

Lumen also has management level committees and response teams who support our processes to assess and manage cybersecurity risk as follows:

•The Risk Oversight Committee (“ROC”), whose core members include the CFO, Chief Technology Officer, Chief Product Officer, and General Counsel, is responsible for making risk management decisions to ensure consideration of all relevant factors and alignment with our overall risk mitigation strategy. The ROC also oversees key risk management activity to help ensure accountability, adequacy of resourcing, implementation of Company directives, and alignment of oversight provided by the Board and senior management.

•The Technology Security and Privacy Council, co-chaired by the CSO, Chief Information Officer, and Chief Privacy Officer, brings together IT, legal and internal audit personnel, and other function leads. The Security and Privacy Council provides a forum for these cross-functional members of management to consider emerging technologies, such as artificial intelligence and emerging cybersecurity risks; review cybersecurity and privacy regulations; approve, review and update policies and standards as appropriate; and promote cross-functional collaboration to manage cybersecurity and privacy risks across the enterprise.

At the day-to-day operational level, Lumen maintains an experienced information security team who are tasked with implementing our privacy and cybersecurity program and support the CSO in implementing our detection, reporting, security and mitigation functions. This team and the CSO work to develop and implement tools and processes designed to assist in identifying, containing and remediating cybersecurity incidents, and periodically retain consultants to assist with these activities. Lumen also periodically holds employee trainings on our privacy, cybersecurity and information management policies, conduct phishing tests and generally seek to promote a company-wide awareness of cybersecurity risk through broad-based communications and educational initiatives.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2023	2022
Land	2%	2%
Fiber, conduit and other outside plant(1)	42%	43%
Central office and other network electronics(2)	32%	33%
Support assets(3)	17%	17%
Construction in progress(4)	7%	5%
Gross property, plant and equipment	100%	100%
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

We own a substantial portion of our telecommunications equipment required for our business. However, we also lease from third parties certain facilities, plant and equipment and software under various finance and operating lease arrangements. We also own and lease administrative offices in major metropolitan locations primarily within our local service area. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or expiration or in connection with legal challenges to our rights under such agreements.

Our net property, plant and equipment was approximately $8.7 billion and $8.3 billion at December 31, 2023 and 2022, respectively. For additional information, see Note 8—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this report.

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

Overview

We are a facilities-based technology and communications company that provides a broad array of integrated communications products and services to our business and mass markets customers. Our specific products and services are detailed in Note 3—Revenue Recognition and below under the heading "Operations - Products and Services" in Item 1 of Part I of this report.

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

At December 31, 2023, we served approximately 2.1 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

For the reasons noted in Note 1—Background and Summary of Significant Accounting Policies we have determined that we have one reportable segment.

Products, Services and Revenue

We reported our revenue derived from our operations serving our mass markets customers, primarily within the first three categories listed below, and our revenue derived from our operations servicing our business customers, primarily in the 'Harvest', 'Nurture' and 'Grow' categories listed below:

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

Changes in the Macroeconomic, Industry and Work Environments

Societal, governmental and macroeconomic changes have impacted us, our customers and our business in several ways since the onset of the COVID-19 pandemic in the U.S. in March 2020. Beginning in the second half of 2020 and continuing into 2023, we rationalized our lease footprint and ceased using seven underutilized leased property locations. These lease cancellations resulted in accelerated lease costs, including $1 million and $3 million of such costs recognized during the years ended December 31, 2021 and 2023, respectively, but will lower our future operating costs. We did not incur material accelerated lease costs during the year ended December 31, 2022. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and expect to incur additional accelerated real estate costs in future periods.

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

Industry developments over the past couple years have increased fiber construction demand. The resulting increase in construction labor rates increased the cost of enabling units to be capable of receiving our fiber broadband services. In 2022 and 2021, we believe these factors contributed to a delay in attaining our Quantum Fiber buildout targets.

Continued inflationary pressures, supply constraints or business uncertainty could materially impact our financial results in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services. For additional information on the impacts of the pandemic and the macroeconomic changes arising therefrom, see (i) the remainder of this item, including "—Liquidity and Capital Resources—Overview of Sources and Uses of Cash" and (ii) Item 1A of this report.

Trends Impacting Our Operations

In addition to the above-described impact of the pandemic and its aftermath, our consolidated operations have been, and will continue to be, impacted by the following company-wide trends:

•Customers' demand for automated products and services and competitive pressures will require that we continue to invest in new technologies and automated processes to improve the customer experience and reduce our operating expenses.

•The increased use of digital applications, online video, gaming and artificial intelligence has substantially increased demand for robust, scalable network services. We are continuing to enhance our product capabilities and simplify our product portfolio based on demand and profitability to enable customers to have access to greater bandwidth.

•Businesses continue to adopt distributed, global operating models. We are expanding and enhancing our fiber network, connecting more buildings to our network to generate revenue opportunities and reducing our reliance upon other carriers.

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

•Uncertainties regarding our financial performance, leverage and the debt covenant compliance of our affiliates have caused, and may continue to cause, certain of our customers and other third parties to reduce or cease transacting business with us.

•Declines in our traditional wireline services and other more mature offerings have necessitated right-sizing our cost structures to remain competitive.

Inflation has placed downward pressure on our margins and macroeconomic uncertainties have likely contributed to delayed decision-making by certain of our customers, which are trends that will likely continue to impact us as long as inflation rates remain elevated. These and other developments and trends impacting our operations are discussed elsewhere in this Item 7.

Results of Operations

The following table summarizes the results of our consolidated operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
	(Dollars in millions)
Operating revenue	$5,915	6,449
Operating expenses	6,110	3,694
Operating (loss) income	(195)	2,755
Total other expense, net	(75)	(165)
(Loss) income before income taxes	(270)	2,590
Income tax expense	561	671
Net (loss) income	$(831)	1,919

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described in Note 3—Revenue Recognition:

	Years Ended December 31,		% Change
	2023	2022
	(Dollars in millions)
Other Broadband	$1,111	1,275	(13)%
Voice and Other	589	691	(15)%
Fiber Broadband	470	461	2%
Harvest	1,048	1,134	(8)%
Nurture	393	435	(10)%
Grow	145	159	(9)%
Affiliate Services	2,159	2,294	(6)%
Total operating revenue	$5,915	6,449	(8)%

Total operating revenue decreased by $534 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Within each product category, this decrease was primarily due to:

•Decreases in Other Broadband by $164 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to decreased subscribers to our low speed broadband services;

•Decreases in Voice and Other by $102 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily attributable to (i) a decrease of $87 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 from a decline in voice services and (ii) a decrease of $13 million related to recognition in the first quarter of 2022 of previously deferred revenue related to the CAF II program, which lapsed on December 31, 2021, impacting the year ended December 31, 2023 as compared to the year ended December 31, 2022;

•Decreases in Harvest by $86 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily attributable to declines in legacy voice services for business customers of $58 million;

•Decreases in Nurture by $42 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to declines in Ethernet services.

•Decreases in Grow by $14 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to declines in wavelengths services.

These declines were partially offset by:

•Increases in Fiber Broadband by $9 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 driven by growth in fiber customers and associated with increased rates.

Affiliate services revenue also decreased by $135 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decreases were primarily due to (i) lower affiliate service revenues of $60 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to the transfer of employees to our affiliates, (which lowers our affiliate revenue under our cost allocation methodology) and (ii) decreases of $75 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to declines in the level of services provided to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Years Ended December 31,		% Change
	2023	2022
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,608	1,646	(2)%
Selling, general and administrative	478	454	5%
Operating expenses-affiliates	796	734	8%
Depreciation and amortization	823	860	(4)%
Goodwill impairment	2,405	—	nm
Total operating expenses	$6,110	3,694	65%
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

Cost of services and products (exclusive of depreciation and amortization) decreased by $38 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. These decreases were primarily due to reductions in allocated employee related costs of $58 million and insurance and fees of $10 million. These decreases were partially offset by higher network expenses of $32 million.

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

Selling, general and administrative expenses increased by $24 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to an increase in employee related expenses of $43 million. This increase was partially offset by lower marketing and advertising expenses of $13 million and a decrease in bad debt expense of $4 million.

Operating Expenses-Affiliates

We incur affiliate expenses related to our use of telecommunication services, marketing and employee related support services provided by Lumen Technologies and its subsidiaries.

Operating expenses-affiliates increased by $62 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to $82 million of increased allocated corporate expense due to Lumen's 2022 ILEC divestiture, partially offset by a decrease of $20 million from lower use of affiliate services.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Years Ended December 31,		% Change
	2023	2022
	(Dollars in millions)
Depreciation	$756	781	(3)%
Amortization	67	79	(15)%
Total depreciation and amortization	$823	860	(4)%

Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $25 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a decrease of $81 million resulting from annual rate depreciable life changes. This decrease was partially offset by an increase of $60 million due to net growth in depreciable assets.

Amortization expense decreased by $12 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a decrease of $17 million due to net decrease in amortizable assets. The decrease was partially offset by an increase of $4 million resulting from annual rate amortizable life changes of software for the period.

Goodwill Impairment

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. During the second quarter of 2023, the Company determined circumstances existed indicating it was more likely than not that the carrying value of our reporting unit exceeded its fair value. Given the continued erosion in Lumen's market capitalization, we determined our quantitative impairment analysis would estimate the fair value of our reporting unit using only the market approach.

When we performed the impairment test during the second quarter of 2023, we concluded the estimated fair value of our reporting unit was greater than the carrying value of equity as of our testing date. Therefore, we concluded that goodwill was not impaired as of June 30, 2023.

When we performed an impairment test during the fourth quarter of 2023, we concluded the estimated fair value of our reporting unit was less than the carrying value of equity as of our testing date. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge aggregating to $2.4 billion for the year ended December 31, 2023.

When we performed our impairment tests during the fourth quarter of 2022 and 2021, we concluded the estimated fair value of our reporting unit was greater than our carrying value of equity as of our testing date. Therefore, we concluded no impairment existed as of our annual assessment date in the fourth quarter of 2022 and 2021.

We are currently experiencing competitive, macroeconomic and financial pressures and concerns about our ability to refinance debt in the future. In 2023, Lumen also experienced a sustained decline in their share price. These and other factors contributed to us recognizing the above-described goodwill impairment. If these pressures continue, we may experience additional deterioration in our projected cash flows or make significant changes to our assumptions of discount rates and market multiples. Any of these could result in additional goodwill impairments in future quarters.

See Note 2—Goodwill and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report for further details on these tests and impairment charges.

Other Consolidated Results

The following table summarizes our total other expense, net and income tax expense:

	Years Ended December 31,		% Change
	2023	2022
	(Dollars in millions)
Interest expense	$(95)	(112)	(15)%
Interest income (expense) - affiliate, net	15	(60)	(125)%
Other income, net	5	7	(29)%
Total other expense, net	$(75)	(165)	(55)%
Income tax expense	$561	671	(16)%

Interest Expense

Interest expense decreased by $17 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This decline was primarily due to higher capitalized interest of $25 million, which was partially offset by the increase in our average interest rate from 6.50% to 6.79%. See Note 6—Long-Term Debt and Note Payable - Affiliate and Liquidity and Capital Resources below for additional information about our debt.

Interest Expense - Affiliate, Net

Interest expense - affiliate, net changed by $75 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The change in interest expense - affiliate, net was primarily due to the repayment of the outstanding principal and interest on the Note Payable - Affiliate on September 30, 2022. See Note 6—Long-Term Debt and Note Payable - Affiliate for additional information about our debt.

Income Tax Expense

For the years ended December 31, 2023 and 2022, our effective income tax rate was (207.8)% and 25.9%, respectively. The effective tax rate for the year ended December 31, 2023 includes a $505 million unfavorable aggregate impact of non-deductible goodwill impairment. See Note 12—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report and "Critical Accounting Policies and Estimates—Income Taxes" below for additional information.

For additional information on income taxes, see Note 12—Income Taxes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) goodwill and other intangible assets, (ii) affiliate transactions and (iii) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that our estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.

Goodwill and Other Intangible Assets

We have a significant amount of goodwill that is assessed at least annually for impairment. At December 31, 2023, goodwill and intangible assets totaled $7.1 billion, or 43%, of our total assets. The impairment analyses of these assets are considered critical because of their significance to us and our segments and the subjective nature of certain assumptions used to estimate fair value.

Intangible assets arising from business combinations, such as goodwill and capitalized software are initially recorded at estimated fair value. We amortize capitalized software using the straight-line method primarily over estimated lives ranging up to 7 years. We annually review the estimated lives and methods used to amortize our other intangible assets. The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews.

Our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We are required to assess our goodwill for impairment annually, or more frequently if an event occurs or circumstances change that indicates it is more likely than not the fair values of any of our reporting units were less than their carrying values. In assessing goodwill for impairment, we may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.

Our annual impairment assessment date for goodwill was October 31, at which date we compared our estimated fair value of equity of our reporting unit to the carrying value of equity. If the estimated fair value was greater than the carrying value, we concluded that no impairment exists. If the estimated fair value was less than the carrying value, we recorded a non-cash impairment charge equal to the excess amount. Depending on the facts and circumstances, we typically estimated the fair value by considering either or both of (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows following the discrete projection period, and (ii) a market approach, which includes the use of multiples of publicly-traded companies whose services are comparable to ours. With respect to our analysis using the discounted cash flow method, the timing and amount of projected cash flows under these forecasts required estimates developed from our long-range plan, which is informed by wireline industry trends, the competitive landscape, product lifecycles, operational initiatives, capital allocation plans and other company-specific and external factors that influence our business. These projected cash flows consider recent historical results and are consistent with the Company's short-term financial forecasts and long-term business strategies. The development of these projected cash flows, and the discount rate applied to such cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. Our determination of the discount rate was based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects certain risks inherent in the projected cash flows. With respect to our analysis using the market approach, the fair value was estimated based upon a market multiple applied to revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted for an appropriate control premium based on recent market transactions. The fair value of our reporting unit was estimated under the market approach, using revenue and EBITDA market multiples weighted depending on the characteristics of the reporting unit. We performed sensitivity analyses that considered a range of discount rates and a range of EBITDA market multiples and we believe the estimates, judgments, assumptions and allocation methods used by us were reasonable.

For additional information on our goodwill balances and results of our impairment analyses, see Note 2—Goodwill And Other Intangible Assets for additional information.

Affiliate Transactions

We recognize intercompany charges for the amounts billed to us by our affiliates and we recognize intercompany revenue for services we bill to our affiliates.

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

Income Taxes

We are included in the consolidated federal income tax return of Lumen Technologies. Lumen Technologies treats our consolidated results as if we were a separate taxpayer. We are required to pay our tax liabilities to Lumen Technologies based upon our separate return taxable income. We are also included in the combined state tax returns filed by Lumen Technologies.

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

See note under "Results of Operations—Goodwill Impairment" for consideration of the potential for additional goodwill impairments in future quarters.

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to expand and improve our service offerings, enhance and modernize our networks, and compete effectively in our markets. Lumen Technologies and we evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of Lumen’s consolidated capital investment, and our portion thereof, is influenced by, among other things, demand for Lumen’s services and products, our network requirements, cash flow generated by operating activities, cash required for debt services and other purposes, regulatory considerations (such governmentally mandated infrastructure buildout requirements), and the availability of requisite supplies, labor and permits.

Our capital expenditures continue to be focused on enhancing network operating efficiencies, supporting new service developments, and expanding our fiber network, including our Quantum Fiber buildout plan. For more information on our capital spending, see "Business" and "Risk Factors" in Items 1 and 1A, respectively, of Part I of this report.

Debt and Other Financing Arrangements

On January 22, 2024, Lumen, Level 3 Financing and Qwest entered into an amended and restated transaction support agreement with a group of creditors representing over $12.5 billion of their combined outstanding indebtedness to, among other things, extend maturities of the debt instruments of Lumen and Level 3 Financing and provide Lumen with access to a new revolving credit facility in an amount expected to be approximately $1.0 billion. In addition, the creditors have committed to provide $1.325 billion of financing to Lumen through new long-term debt. The consummation of the transactions contemplated by the amended and restated transaction support agreement is subject to the satisfaction of various closing conditions. For more information, see Note 18—Subsequent Event, to our consolidated financial statements included under Item 8 of Part II of this annual report.

As of December 31, 2023, we had a face amount of approximately $2.2 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net, unamortized debt issuance costs, and Note Payable - Affiliate). None of our outstanding debt is due in the next 12 months (excluding finance lease obligations).

Subject to market conditions, and to the extent permitted under applicable debt covenants, Qwest Corporation may issue debt securities from time to time in the future primarily to refinance a portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors.

As of the filing date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Standard & Poor's	B
Moody's Investors Service, Inc.	Caa3
Fitch Ratings	B+

Lumen's and Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or borrowing costs. We cannot provide any assurances that we will be able to borrow additional funds on favorable terms, or at all. See "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

From time to time over the past couple of years, we have engaged in various refinancings, redemptions, tender offers, open market purchases and other transactions designed to reduce our consolidated indebtedness, lower our interest costs, improve our financial flexibility or otherwise enhance our debt profile. Subject to market conditions, restrictions under our debt covenants, and other limitations, we may pursue similar transactions in the future to the extent feasible. See Note 6—Long-Term Debt and Note Payable - Affiliate to our consolidated financial statements in Item 8 of Part II of this report for additional information.

Note Payable - Affiliate

We are permitted to borrow up to $2.0 billion from our parent Lumen Technologies under a revolving promissory note. On September 30, 2022, we repaid all amounts owed to Lumen Technologies under this promissory note. Since that time, we have not owed any amounts to Lumen Technologies under this promissory note. For more information, see "Note Payable—Affiliate" in Note 6—Long-Term Debt and Note Payable - Affiliate — to the financial statements appearing elsewhere herein.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2023 include both current and long term obligations. Related to debt, as noted in Note 6—Long-Term Debt and Note Payable - Affiliate, we have long-term obligations of $2.2 billion, with $1 million of current maturities and no obligations related to note payable - affiliate, as discussed above. Under our operating leases as noted in Note 4—Leases, we have a current obligation, including interest, of $22 million and a long-term obligation of $52 million. As noted in Note 14—Commitments, Contingencies and Other Items, we have a current obligation related to right-of-way agreements and purchase commitments of $48 million and a long-term obligation of $125 million. Additionally, we have a current obligation for asset retirement obligations of $3 million and a long-term obligation of $27 million.

Dividends

We periodically pay dividends to QSC, our direct parent company, which reduce our capital resources for debt repayments and other purposes. For additional information, see (i) our consolidated statements of cash flows and stockholder's equity and (ii) Note 17—Stockholder's Equity.

Pension and Post-retirement Benefit Obligations

Lumen Technologies is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2023, the accounting unfunded status of Lumen's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was approximately $769 million and $1.9 billion, respectively. See Note 9—Employee Benefits to the consolidated financial statements in Item 8 of Part II of this report and Note 11—Employee Benefits to the consolidated financial statements in Item 8 of Part II of Lumen's annual report on Form 10-K for the year ended December 31, 2023 for additional information about our and Lumen's pension and post-retirement benefit arrangements.

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

Benefits paid by Lumen's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, Lumen Technologies does not expect any contributions to be required for their qualified pension plan during 2024. The amount of required contributions to Lumen's qualified pension plan in 2025 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Lumen Technologies occasionally makes voluntary contributions in addition to required contributions and reserves the right to do so in the future. Lumen Technologies has advised that it does not expect to make a voluntary contribution to the trust of the qualified pension plan in 2024.

Substantially all of Lumen's post-retirement health care and life insurance benefits plans are unfunded and are paid by Lumen Technologies with available cash.

The affiliate obligations, net in other within current liabilities and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the year ended December 31, 2023, we made net settlement payments of $57 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2024, we expect to make aggregate settlement payments of $52 million to QCII under the plan.

For 2023, Lumen's expected annual long-term rate of return on pension plan assets, net of administrative expenses was 6.5%. For 2024, Lumen's expected annual long-term rate of return on these assets is 6.5%. However, actual returns could be substantially different.

For additional information, see "Risk Factors—Financial Risks in Item 1A of Part I of this report.

Federal Broadband Support Programs

In early 2020, the FCC created the Rural Digital Opportunity Fund ( the "RDOF"), which is a federal support program designed to fund broadband development in rural America. For the first phase of this program, RDOF Phase I, the FCC ultimately awarded $6.4 billion in support payments to be paid in equal monthly installments over 10 years. Lumen Technologies was awarded RDOF funding in several of the states in which we operate and began receiving monthly support payments during the second quarter of 2022, our share of which is not material.

For additional information on these programs, see (i) Note 3—Revenue Recognition to our consolidated financial statements in Item 8 of Part II of this report, (ii)"Business—Regulation" in Item 1 of Part I of this report and (iii) "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the a prior administration. In late 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants, including us. Although it remains premature to speculate on the potential impact of this legislation on us, we anticipate that the release of this funding would increase competition for broadband customers in newly-served areas.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Years Ended December 31,		(Decrease) / Increase
	2023	2022
	(Dollars in millions)
Net cash provided by operating activities	$2,389	2,626	(237)
Net cash used in investing activities	(466)	(1,349)	(883)
Net cash used in financing activities	(1,921)	(1,271)	650

Operating Activities

Net cash provided by operating activities decreased by $237 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to a net loss adjusted for non-cash items and partially offset by increases related to changes in working capital. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to collection of receivables and payments of interest expense, accounts payable and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities decreased by $883 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to a decrease in advances to affiliates, partially offset by an increase in capital expenditures.

Financing Activities

Net cash used in financing activities increased by $650 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to an increase in dividends paid to our parent, partially offset by the timing of payments of the Note Payable - Affiliate.

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

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of December 31, 2023.

Market Risk

As of December 31, 2023, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies.

At December 31, 2023, we had approximately $2.0 billion (excluding finance lease and other obligations) of long-term debt outstanding which bears interest at fixed rates and is therefore not exposed to interest rate risk. At December 31, 2023, we had $215 million floating rate debt exposed to changes in the Secured Overnight Financing Rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relative to this debt would decrease our annual pre-tax earnings by $2 million. At December 31, 2023, we had no debt which was owed to an affiliate of our ultimate parent, Lumen Technologies, Inc under the note payable-affiliate. The note payable-affiliate bears interest at a variable rate, which is based on a weighted average per annum interest rate of Lumen's outstanding borrowings for the interest period and therefore is exposed to potential interest rate risk.

Certain shortcomings are inherent in the method of analysis in evaluating our market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. Our analyses only incorporate the risk exposures that existed at December 31, 2023.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Testing of revenue
As discussed in Note 3 to the consolidated financial statements, the Company recorded $5.9 billion of operating revenues for the year ended December 31, 2023. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

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

Goodwill impairment
As discussed in Note 2 to the consolidated financial statements, the Company recorded a non-cash impairment charge of $2.4 billion for the year ended December 31, 2023. The Company assesses goodwill for impairment at least annually, or more frequently, if events or circumstances indicate the carrying value of a reporting unit likely exceeds its fair value. On the annual goodwill impairment assessment date, the Company estimated the fair value of its reporting unit using a market approach. The annual goodwill impairment test determined the carrying value of the Company’s reporting unit exceeded its estimated fair value.

We identified the assessment of the Company’s annual impairment testing of goodwill as a critical audit matter. Subjective auditor judgment was required in evaluating the earnings before interest, taxes, depreciation, and amortization (“EBITDA”) market multiple assumption used to estimate the fair value of the reporting unit. The evaluation of this assumption was challenging as differences in judgment used to determine this assumption could have had a significant effect on the reporting unit’s estimated fair value. Specialized skills and knowledge were required in the assessment of the EBITDA market multiple assumption.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill impairment test. This included controls related to the Company’s determination of the EBITDA market multiple assumption. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the EBITDA market multiple assumption by:

•comparing to an EBITDA market multiple range developed using publicly available market data for comparable entities

•performing sensitivity analysis that considered a range of EBITDA market multiples.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Denver, Colorado
February 22, 2024

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$3,756	4,155	4,562
Operating revenue - affiliates	2,159	2,294	2,389
Total operating revenue	5,915	6,449	6,951
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,608	1,646	1,722
Selling, general and administrative	478	454	354
Operating expenses - affiliates	796	734	758
Depreciation and amortization	823	860	1,009
Goodwill impairment	2,405	—	—
Total operating expenses	6,110	3,694	3,843
OPERATING (LOSS) INCOME	(195)	2,755	3,108
OTHER (EXPENSE) INCOME
Interest expense	(95)	(112)	(181)
Interest income (expense) - affiliate, net	15	(60)	(105)
Other income (expense), net	5	7	(6)
Total other expense, net	(75)	(165)	(292)
(LOSS) INCOME BEFORE INCOME TAXES	(270)	2,590	2,816
Income tax expense	561	671	709
NET (LOSS) INCOME	$(831)	1,919	2,107

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10	8
Accounts receivable, less allowance of $34 and $36	261	347
Advances to affiliates	—	569
Other	144	120
Total current assets	415	1,044
Property, plant and equipment, net of accumulated depreciation of $8,239 and $7,617	8,700	8,273
GOODWILL AND OTHER ASSETS
Goodwill	6,955	9,360
Other intangible assets, net	103	138
Other, net	164	141
Total goodwill and other assets	7,222	9,639
TOTAL ASSETS	$16,337	18,956
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1	2
Accounts payable	362	231
Advances from affiliates	61	—
Note payable - affiliate	—	—
Accrued expenses and other liabilities
Salaries and benefits	130	127
Income and other taxes	96	89
Other	121	130
Current portion of deferred revenue	162	167
Total current liabilities	933	746
LONG-TERM DEBT	2,156	2,155
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,318	1,282
Affiliate obligations, net	495	552
Other	679	654
Total deferred credits and other liabilities	2,492	2,488
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	706	3,517
Total stockholder's equity	10,756	13,567
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$16,337	18,956
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(831)	1,919	2,107
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	823	860	1,009
Goodwill impairment	2,405	—	—
Deferred income taxes	22	20	27
Provision for uncollectible accounts	66	60	27
Accrued interest on affiliate note	—	28	57
Net loss on early retirement of debt	—	—	8
Changes in current assets and liabilities:
Accounts receivable	20	(68)	36
Accounts payable	14	(29)	(41)
Accrued income and other taxes	7	(5)	(1)
Other current assets and liabilities, net	(97)	(26)	(176)
Changes in other noncurrent assets and liabilities, net	17	(28)	(13)
Changes in affiliate obligations, net	(62)	(90)	(12)
Other, net	5	(15)	5
Net cash provided by operating activities	2,389	2,626	3,033
INVESTING ACTIVITIES
Capital expenditures	(1,062)	(849)	(797)
Changes in advances to affiliates	569	(576)	—
Proceeds from sale of property, plant and equipment and other assets	27	76	46
Net cash used in investing activities	(466)	(1,349)	(751)
FINANCING ACTIVITIES
Payment of note payable - affiliate	—	(1,215)	—
Payments of long-term debt	(2)	(1)	(1,186)
Dividends paid	(1,980)	—	(570)
Changes in advances from affiliates	61	(55)	(537)
Net cash used in financing activities	(1,921)	(1,271)	(2,293)
Net increase (decrease) in cash, cash equivalents and restricted cash	2	6	(11)
Cash, cash equivalents and restricted cash at beginning of period	10	4	15
Cash, cash equivalents and restricted cash at end of period	$12	10	4
Supplemental cash flow information:
Income taxes paid, net	$(509)	(673)	(697)
Interest paid, including affiliate interest (net of capitalized interest of $54, $29 and $19)	$(97)	(113)	(188)
Supplemental noncash information of investing activities:
Sale of property, plant and equipment in exchange for receivable	$—	—	56
Supplemental noncash information of financing activities:
Dividend to parent in exchange for advances to affiliates	$(1,980)	—	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$10	8	2
Restricted cash - noncurrent	2	2	2
Total	$12	10	4
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	3,517	1,598	61
Net (loss) income	(831)	1,919	2,107
Dividends declared and paid to Qwest Services Corporation	(1,980)	—	(570)
Balance at end of period	706	3,517	1,598
TOTAL STOCKHOLDER'S EQUITY	$10,756	13,567	11,648
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

(1) Background and Summary of Significant Accounting Policies

General

We are a facilities-based technology and communications company that provides a broad array of integrated communications products and services to our business and mass markets customers. Our specific products and services are detailed in Note 3—Revenue Recognition of this report.

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

We reclassified certain prior period amounts to conform to the current period presentation, including our revenue by product and service categories. See Note 3—Revenue Recognition for additional information. These changes had no impact on total operating revenue, total operating expenses or net (loss) income for any period.

Operating Expenses

Our current definitions of operating expenses are as follows:

•Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); and other expenses directly related to our operations; and

•Selling, general and administrative expenses are corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; property and other operating taxes and fees; external commissions; litigation expenses associated with general matters; bad debt expense; and other selling, general and administrative expenses.

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

For matters related to income taxes, if we determine the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize a benefit for the largest amount that is more likely than not to be sustained. We do not recognize any portion of an uncertain tax position if the position has less than a 50% likelihood of being sustained. We recognize interest on the amount of unrecognized benefit from uncertain tax positions.

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

We provide an array of communications services to business and residential customers, including local voice, VPN, Ethernet, data, broadband, private line (including special access), network access, transport, voice, information technology, video and other ancillary services. We provide these services to a wide range of businesses, including global/international, enterprise, wholesale, government, and small and medium business customers. Certain contracts also include the sale of equipment, which is not significant to our business.

We recognize revenue for services when we provide the applicable service or when control of a product is transferred. Recognition of certain payments received in advance of services being provided is deferred. These advance payments may include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which typically ranges from one to five years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

In certain cases, customers may be permitted to modify their contracts. We evaluate the change in scope or price to identify whether the modification should be treated as a separate contract, as a termination of the existing contract and creation of a new contract, or as a change to the existing contract.

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

We periodically sell transmission capacity on our network. These transactions are generally structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. In most cases, we account for the cash consideration received on transfers of transmission capacity as ASC 606 revenue, which is adjusted for the time value of money and is recognized ratably over the term of the agreement. Cash consideration received on transfers of dark fiber is accounted for as non-ASC 606 lease revenue, which we also recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our transmission capacity assets for other non-owned transmission capacity assets.

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

We have service level commitments pursuant to contracts with certain of our customers. To the extent that we determine that such service levels were not achieved or may not have been achieved, we estimate the amount of credits to be issued and record a corresponding reduction to revenue in the period that the service level commitment was not met or may not be met.

Customer payments are made based on billing schedules included in our customer contracts, which is typically on a monthly basis.

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 36 months for mass markets customers and 33 months for business customers. These deferred costs are periodically monitored to reflect any significant change in assumptions.

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

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII’s pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2023 and 2022, we made settlement payments of $57 million and $61 million, respectively, to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.

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

Advertising Costs

Costs related to advertising are expensed as incurred and recorded as selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $17 million, $26 million and $24 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Legal Costs

In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on finance, regulatory, litigation and other matters. Subject to certain exceptions, we expense these costs as the related services are received.

Income Taxes

Our results are included in the Lumen Technologies consolidated federal income tax return and certain combined state income tax returns. Lumen Technologies allocates income tax expense to us based upon a separate return method which results in income tax expense that approximates the expense that would result if we were a stand-alone entity. Our reported deferred tax assets and liabilities, as discussed below and in Note 12—Income Taxes, are primarily determined as a result of the application of the separate return method and therefore the settlement of these amounts is dependent upon our parent, Lumen Technologies, Inc., rather than tax authorities.

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

Book overdrafts occur when we have issued checks but have not yet been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheets. This activity is included in the operating activities section in our consolidated statements of cash flows. There were no book overdrafts included in accounts payable at December 31, 2023 or December 31, 2022.

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

Property, Plant and Equipment

As a result of our indirect acquisition by Lumen Technologies, Inc., property, plant and equipment acquired at the time of acquisition was recorded based on its estimated fair value as of the acquisition date. Subsequently purchased and constructed property, plant and equipment are recorded at cost. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are pooled for purposes of depreciation and tracking. We use the equal life group procedure to establish each pool's average remaining useful life. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. During the construction phase of network and other internal-use capital projects, we capitalize related employee and interest costs. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

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

Goodwill and Other Intangible Assets

We initially record intangible assets arising from business combinations, such as goodwill and capitalized software at estimated fair value. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years. Other intangible assets not arising from business combinations are initially recorded at cost.

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

We are required to assess our goodwill for impairment annually, or more frequently if an event occurs or circumstances change that would indicate an impairment may have occurred. We are required to write-down the value of goodwill of the reporting unit in periods in which the carrying amount of the reporting unit equity exceeds the estimated fair value of the equity of the reporting unit limited to the goodwill balance. The impairment assessment is performed at the reporting unit level. We have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment. See Note 2—Goodwill and Other Intangible Assets for additional information.

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

For further information on qualified pension, post-retirement and other post-employment benefit plans, see Note 11—Employee Benefits to the consolidated financial statements in Item 8 of Part II of Lumen's annual report on Form 10-K for the year ended December 31, 2023.

Correction of Immaterial Errors

During 2023, we identified errors in our previously reported consolidated financial statements related to accounts receivable and accounts payable. The errors are the result of understated revenues from one of our legacy mainframe billing systems and understated network expenses for periods prior to 2021. We have completed a quantitative and qualitative evaluation of the errors individually and in aggregate, and concluded the errors are immaterial to our previously issued consolidated financial statements. Notwithstanding this evaluation, we have revised certain line items on our December 31, 2022 consolidated balance sheet for these errors. The net effect of these adjustments was an increase in accounts receivable of $38 million and a decrease in advances to affiliates of $7 million for a total increase in assets of $31 million, and an increase in accounts payable and total liabilities of $18 million on our December 31, 2022 consolidated balance sheet. In addition, we recorded an adjustment to increase our January 1, 2021 retained earnings by $13 million, which represents the cumulative correction of the immaterial errors prior to January 1, 2021. The errors did not have an impact on our previously issued consolidated statements of operations, comprehensive (loss) income, or cash flows for the years ended December 31, 2022 or 2021, and did not, and are not expected to, have an impact on the economics of the Company's existing or future commercial arrangements.

Recently Adopted Accounting Pronouncements

Supplier Finance Programs

On January 1, 2023, we adopted Accounting Standards Update ("ASU") 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and the potential magnitude of program transactions. The adoption of ASU 2022-04 did not have a material impact to our consolidated financial statements.

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

Government Assistance

On January 1, 2022, we adopted ASU 2021-10 "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance" ("ASU 2021-10"). This ASU requires business entities to disclose information about certain types of government assistance they receive. Please refer to Note 3—Revenue Recognition for more information.

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

Investments

On January 1, 2021, we adopted ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01"). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of December 31, 2023, we determined there was no application or discontinuation of the equity method during the reporting periods covered in this report. The adoption of ASU 2020-01 did not have a material impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires that public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” ASU 2023-09 will become effective for us in the annual period of fiscal 2025 and early adoption is permitted. We have chosen not to early adopt this ASU.

In December 2023, the FASB issued ASU 2023-08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”). This ASU is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. This ASU will become effective for us in the first quarter of fiscal 2025 and early adoption is permitted. As of December 31, 2023, we do not hold crypto assets and do not expect ASU 2023-08 will have any impact to our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU will become effective for us in annual period fiscal 2024 and early adoption is permitted. As of December 31, 2023, we are evaluating its impact on our consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. As of December 31, 2023, we do not expect ASU 2023-06 will have any impact to our consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and initial Measurement” (“ASU 2023-05”). This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture). The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. ASU 2023-05 will become effective for us in the first quarter of fiscal 2025 and early adoption is permitted. As of December 31, 2023, we do not expect ASU 2023-05 will have any impact to our consolidated financial statements.

In August 2023, the FASB issued ASU 2023-04, “Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121” (“ASU 2023-04”). This ASU amends and adds various SEC paragraphs to the FASB Codification to reflect guidance regarding the accounting for obligations to safeguard crypto assets an entity holds for platform users. This ASU does not provide any new guidance. ASU 2023-04 became effective for us once the addition to the FASB Codification was made available. As of December 31, 2023, we do not expect ASU 2023-04 will have any impact to our consolidated financial statements.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock” (“ASU 2023-03”). This ASU amends or supersedes various SEC paragraphs within the applicable codification to conform to past SEC staff announcements. This ASU does not provide any new guidance. ASU 2023-03 became effective for us once the addition to the FASB Codification was made available. As of December 31, 2023, we do not expect ASU 2023-03 will have any impact to our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of December 31, 2023, we do not expect ASU 2023-02 will have any impact to our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” (“ASU 2023-01”). These amendments require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of December 31, 2023, we do not expect ASU 2023-01 will have any impact to our consolidated financial statements.

In December 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-06, “Reference Rate Reform (Topic 848) – Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"). These amendments extend the period of time preparers can utilize the reference rate reform relief guidance in Topic 848, which defers the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 is effective upon issuance. Based on our review of our key material contracts through December 31, 2023, ASU 2022-06 does not have a material impact to our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). These amendments clarify that a contractual restriction on the sales of an investment in an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring its fair value. ASU 2022-03 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of December 31, 2023, we do not expect ASU 2022-03 will have any impact to our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides optional expedients for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through December 31, 2023, ASU 2021-01 will not have a material impact to our consolidated financial statements.

(2) Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of December 31,
	2023	2022
	(Dollars in millions)
Goodwill(1)	$6,955	$9,360
Other intangible assets, less accumulated amortization of $1,966 and $1,924	$103	$138
______________________________________________________________________
(1)We recorded a cumulative non-cash, non-tax-deductible goodwill impairment charge of $2.4 billion during the year ended December 31, 2023.
As of December 31, 2023, the gross carrying amount of goodwill and other intangible assets was $9.0 billion.

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

2023 Goodwill Impairment Analyses

At October 31, 2023, we performed our annual impairment analysis of our reporting unit. Given the continued decline in Lumen's share price, we determined our quantitative impairment analysis would estimate the fair value of our reporting unit using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which supported a range of fair values derived from annualized revenue and Earnings Before Interest, Tax, Depreciation and Amortization ("EBITDA") multiples between 1.5x and 3.5x and 4.8x and 8.4x, respectively. We selected a revenue multiple within and an EBITDA multiple below these comparable market multiples. Based on our assessment performed, we concluded that the estimated fair value of our reporting unit was less than their carrying value of equity at October 31, 2023. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $2.4 billion on October 31, 2023.

During the second quarter of 2023, the Company determined circumstances existed indicating it was more likely than not that the carrying value of our reporting unit exceeded its fair value. Given the continued erosion in Lumen's market capitalization, we determined our quantitative impairment analysis would estimate the fair value of our reporting unit using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which supported a range of fair values derived from annualized revenue and EBITDA multiples between 1.5x and 4.3x and 4.6x and 10.5x, respectively. We selected a revenue multiple within and an EBITDA multiple below these comparable market multiples. Based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 11% at June 30, 2023. We concluded that goodwill was not impaired as of June 30, 2023.

The market approach that we used incorporated estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of certain strategic initiatives. In developing the market multiples, we considered observed trends of our industry participants. Our assessment included many factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions.

2022 and 2021 Goodwill Impairment Analysis

At October 31, 2022 and 2021, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, equal to the present value of all normalized cash flows after the projection period. Based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 24% and 42% at October 31, 2022 and 2021, respectively. We concluded that goodwill was not impaired as of October 31, 2022 and 2021.

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

The following table shows the rollforward of goodwill from December 31, 2021 through December 31, 2023:

(Dollars in millions)
As of December 31, 2021	$9,360
As of December 31, 2022	9,360
Impairment	(2,405)
As of December 31, 2023(1)	$6,955
______________________________________________________________________
(1)Goodwill at December 31, 2023 is net of accumulated impairment losses of $2.4 billion.

We annually review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our annual reviews. As of December 31, 2023, the weighted average remaining useful life was 3 years for capitalized software.

Total amortization expense for intangible assets for the years ended December 31, 2023, 2022 and 2021 was $67 million, $79 million and $176 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2024 through 2028 will be as follows:

(Dollars in millions)
Year ending December 31,
2024	$44
2025	16
2026	10
2027	7
2028	5

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Year Ended December 31, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$1,111	(95)	1,016
Voice and Other	589	(16)	573
Fiber Broadband	470	(12)	458
Harvest	1,048	(139)	909
Nurture	393	(8)	385
Grow	145	—	145
Affiliate Services	2,159	(45)	2,114
Total revenue	$5,915	(315)	5,600

Timing of revenue
Goods and services transferred at a point in time			$23
Services performed over time			5,577
Total revenue from contracts with customers			$5,600

	Year Ended December 31, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$1,275	(106)	1,169
Voice and Other	691	(31)	660
Fiber Broadband	461	(12)	449
Harvest	1,134	(161)	973
Nurture	435	(9)	426
Grow	159	(9)	150
Affiliate Services	2,294	(45)	2,249
Total revenue	$6,449	(373)	6,076

Timing of revenue
Goods and services transferred at a point in time			$28
Services performed over time			6,048
Total revenue from contracts with customers			$6,076

	Year Ended December 31, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$1,360	(107)	1,253
Voice and Other	985	(161)	824
Fiber Broadband	408	—	408
Harvest	1,206	(167)	1,039
Nurture	450	(10)	440
Grow	153	(9)	144
Affiliate Services	2,389	(29)	2,360
Total revenue	$6,951	(483)	6,468

Timing of revenue
Goods and services transferred at a point in time			$30
Services performed over time			6,438
Total revenue from contracts with customers			$6,468
_______________________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

We do not have any single external customer that comprises more than 10% of our total consolidated operating revenue. Substantially all of our consolidated revenue comes from customers located in the United States.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(Dollars in millions)
Customer receivables (1)	$210	297
Contract assets	7	9
Contract liabilities	269	343
_______________________________________________________________________________
(1)Reflects gross customer receivables, including gross affiliate receivables, of $239 million and $324 million, net of allowance for credit losses of $29 million and $27 million, at December 31, 2023 and December 31, 2022, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from 1 to 5 years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the years ended December 31, 2023 and December 31, 2022, we recognized $169 million and $192 million, respectively, of revenue that was included in contract liabilities of $343 million and $317 million as of January 1, 2023 and 2022, respectively.

Performance Obligations

As of December 31, 2023, we expect to recognize approximately $2.0 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of December 31, 2023, the transaction price related to unsatisfied performance obligations that are expected to be recognized in 2024, 2025 and thereafter was $924 million, $571 million, and $457 million, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Year Ended December 31, 2023
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$61	46
Costs incurred	43	38
Amortization	(46)	(38)
End of period balance	$58	46

	Year Ended December 31, 2022
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$64	47
Costs incurred	50	39
Amortization	(53)	(40)
End of period balance	$61	46

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of communications services to customers, including labor and materials consumed for these activities.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average contract life of 36 months for mass markets customers and average contract life of 33 months for business customers. We include amortized fulfillment costs in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. We include the amount of these deferred costs that are anticipated to be amortized in the next 12 months in other current assets on our consolidated balance sheets. We include the amount of deferred costs expected to be amortized beyond the next 12 months in other non-current assets on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

Governmental Funding

Lumen participates in various U.S. federal and state programs under which government support payments are received to offset costs associated with providing services in targeted locations such as unserved or underserved high-cost or rural areas, or for certain types of customers, including non-profit organizations, educational institutions and local governmental bodies. In certain instances, support payments are conditioned on specified infrastructure buildouts by milestone deadlines or provision of services at specified locations and speed requirements. Commitments may be made annually, on a multi-year basis ranging from one to ten years or be on-going subject to periodic change or termination. Consistent with customary practice and as referenced in ASC 832 Government Assistance, Lumen applies a grant model of accounting by which it accounts for these transactions as non-ASC 606 revenue over the periods in which the costs for which the funding is intended to compensate are incurred. This non-ASC 606 revenue is included in operating revenue in our consolidated statements of operations. Corresponding receivables are recorded when services have been provided to the customers and costs incurred, but the cash has not been received. These amounts are included in our accounts receivable, less allowance in our consolidated balance sheets. Certain programs are subject to audits of compliance with program commitments and, subject to the outcomes of those assessments, Lumen may be required to reimburse the government entity for cash previously received, or, in some cases, pay a penalty. Lumen evaluates each program and establishes a liability under the principles of ASC 450 if it is probable support payments will be recaptured or a penalty will be imposed.

For the year ended December 31, 2023 and 2022, we recorded non-customer revenue of $36 million and $22 million, respectively, under government assistance programs, of which 24% and 34%, respectively, was associated with state universal service fund support programs.

Between 2015 and 2021, Lumen received approximately $500 million annually through the Federal Communications Commission (the "FCC")'s Connect America Fund II ("CAF II"), a program that ended on December 31, 2021. Our share of this CAF II funding was approximately $145 million annually. In connection with the CAF II funding, we were required to meet certain specified infrastructure buildout requirements in 13 states by the end of 2021, which required substantial capital expenditures. In the first quarter of 2022, we recognized $13 million of previously deferred revenue related to the conclusion of the CAF II program based upon our final buildout and filing submissions. The government has the right to audit our compliance with the CAF II program and the ultimate outcome of any remaining examinations is unknown, but could result in a liability to us in excess of our reserve accruals established for these matters.

In early 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”) program, a federal support program designed to fund broadband deployment in rural America. For the first phase of this program, RDOF Phase I, the FCC ultimately awarded $6.4 billion in support payments to be paid in equal monthly installments over 10 years. Lumen Technologies was awarded RDOF funding in several of the states in which we operate and began receiving monthly support payments during the second quarter of 2022, our share of which is not material.

We participate in multiple state sponsored programs for broadband deployment in unserved and underserved areas for which the states have state universal service funds sourced from fees levied on telecommunications providers and passed on to consumers. During the years ending December 31, 2023 and December 31, 2022, we participated in these types of programs primarily in the states of Nebraska, New Mexico, and Minnesota.

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

Lease expense consisted of the following:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Operating and short-term lease cost	$26	25	26
Finance lease cost:
Amortization of right-of-use assets	1	1	1
Total finance lease cost	1	1	1
Total lease cost	$27	26	27

We lease various equipment, office facilities, retail outlets, and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2023, 2022 and 2021, our gross rental expense was $27 million, $26 million and $27 million, respectively. We also received sublease rental income for the years ended December 31, 2023, 2022 and 2021 of $8 million, $9 million and $10 million, respectively.

Supplemental consolidated balance sheet information and other information related to leases is included below:

		As of December 31,
Leases (Dollars in millions)	Classification on the Balance Sheet	2023	2022
Assets
Operating lease assets	Other, net	$65	68
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	7	5
Total leased assets		$72	73

Liabilities
Current
Operating	Other	$20	21
Finance	Current maturities of long-term debt	1	2
Noncurrent
Operating	Other	47	58
Finance	Long-term debt	3	2
Total lease liabilities		$71	83

Weighted-average remaining lease term (years)
Operating leases		4.9	4.8
Finance leases		7.7	10.0
Weighted-average discount rate
Operating leases		4.83%	4.08%
Finance leases		5.89%	4.08%

Supplemental consolidated cash flow statement information related to leases is included below:

	Years Ended December 31,
	2023	2022
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$35	40
Operating cash flows for finance leases	—	—
Financing cash flows for finance leases	2	1
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$15	23
Right-of-use assets obtained in exchange for new finance lease liabilities	3	1

As of December 31, 2023, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2024	$22	1
2025	16	1
2026	11	1
2027	9	1
2028	5	—
Thereafter	11	1
Total lease payments	74	5
Less: interest	(7)	(1)
Total	67	4
Less: current portion	(20)	(1)
Long-term portion	$47	3

Operating Lease Income

We lease various data transmission capacity, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations. See "Revenue Recognition" in Note 1—Background and Summary of Significant Accounting Policies.

For the years ended December 31, 2023, 2022 and 2021, our gross rental income was $304 million, $346 million and $324 million, respectively which represents 5% of our operating revenue for the years ended December 31, 2023, 2022 and 2021.

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio from December 31, 2021 through December 31, 2023:

	Business	Mass Markets	Total
	(Dollars in millions)
Balance at January 1, 2021(1)	$25	36	61
Provision for expected losses	10	17	27
Write-offs charged against the allowance	(19)	(35)	(54)
Recoveries collected	3	1	4
Balance at December 31, 2021	$19	19	38
Provision for expected losses	13	47	60
Write-offs charged against the allowance	(14)	(50)	(64)
Recoveries collected	2	—	2
Balance at December 31, 2022	$20	16	36
Provision for expected losses	20	46	66
Write-offs charged against the allowance	(26)	(43)	(69)
Recoveries collected	—	1	1
Balance at December 31, 2023	$14	20	34
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
For the year ended December 31, 2023, we decreased our allowance for credit losses for our Business accounts receivable portfolio primarily due to higher write-off activity.

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

(6) Long-Term Debt and Note Payable - Affiliate

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance lease and other obligations, unamortized premiums, net, unamortized debt issuance costs and (ii) note payable-affiliate:

			As of December 31,
	Interest Rates (1)	Maturities (1)	2023	2022
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2025 - 2057	$1,986	1,986
Term loan (2)	SOFR + 2.50%	2027	215	215
Finance lease and other	Various	Various	4	3
Unamortized premiums, net			4	5
Unamortized debt issuance costs			(52)	(52)
Total long-term debt			2,157	2,157
Less current maturities			(1)	(2)
Long-term debt, excluding current maturities			$2,156	2,155
Note payable-affiliate	6.210%	2027	$—	—
_______________________________________________________________________________
(1) As of December 31, 2023.
(2) Qwest Corporation's Term Loan had interest rates of 7.970% and 6.640% as of December 31, 2023 and December 31, 2022.

Term Loan

In the fourth quarter of 2020, we borrowed $215 million under a variable-rate term loan with CoBank ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on October 23, 2027. Interest is paid at least quarterly based upon either the Secured Overnight Financing Rate ("SOFR") or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for SOFR loans and 0.50% to 1.50% per annum for base rate loans depending on Qwest Corporation's then current senior unsecured long-term debt rating.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2023 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable-affiliate) maturing during the following years:

(Dollars in millions)
2024	$1
2025	250
2026	1
2027	216
2028	—
2029 and thereafter	1,737
Total long-term debt	$2,205

Note Payable - Affiliate

On June 30, 2022, Qwest Corporation entered into an amended and restated revolving promissory note ("Note Payable - Affiliate") with an affiliate of our ultimate parent company, Lumen Technologies, Inc. ("Lender"), that replaces the previous revolving promissory agreement that was scheduled to mature on June 30, 2022 ("Prior Note Payable - Affiliate"). The Note Payable - Affiliate, as amended, enables Qwest Corporation to borrow from Lumen up to $2.0 billion. Any outstanding principal balance owed by Qwest Corporation under the Note Payable - Affiliate and the accrued interest thereon is due and payable on demand, but if no demand is made, then on the maturity date. The Note Payable - Affiliate has an initial maturity date of June 30, 2027, but will automatically renew for an unlimited number of successive twelve-month periods unless the Lender provides notice of its intent not to renew at least 30 days prior to the initial maturity date or each subsequent maturity date.

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

On September 30, 2022, Qwest Corporation repaid the outstanding principal and interest on the Note Payable - Affiliate of approximately $1.2 billion and $43 million, respectively. Since such payment, Qwest Corporation has not owed any amounts under the Note Payable - Affiliate.

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest and interest expense-affiliates, net:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Interest expense:
Gross interest expense	$149	141	200
Capitalized interest	(54)	(29)	(19)
Total interest expense	$95	112	181
Interest (income) expense-affiliates, net	$(15)	60	105

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

Compliance

At December 31, 2023 and 2022, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

Subsequent Event

See Note 18—Subsequent Event, for information regarding certain debt restructuring transactions contemplated under our amended and restated transaction support agreement dated as of January 22, 2024.

(7) Accounts Receivable
The following table presents details of our accounts receivable balances:

	As of December 31,
	2023	2022(1)
	(Dollars in millions)
Trade and purchased receivables	$287	320
Earned and unbilled (credits) receivables	(15)	23
Other	23	40
Total accounts receivable	295	383
Less: allowance for credit losses	(34)	(36)
Accounts receivable, less allowance	$261	347
______________________________________________________________________
(1)Amounts have been adjusted to reflect the immaterial correction of accounts receivable. See Note 1—Background and Summary of Significant Accounting Policies under the header Correction of Immaterial Errors.

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

(8) Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2023	2022
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$334	339
Fiber, conduit and other outside plant(1)	15-45 years	7,126	6,755
Central office and other network electronics(2)	7-10 years	5,488	5,283
Support assets(3)	3-30 years	2,845	2,766
Construction in progress(4)	N/A	1,146	747
Gross property, plant and equipment		16,939	15,890
Accumulated depreciation		(8,239)	(7,617)
Net property, plant and equipment		$8,700	8,273
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

We recorded depreciation expense of $756 million, $781 million and $833 million for the years ended December 31, 2023, 2022 and 2021, respectively.

(9) Employee Benefits

Pension and Post-Retirement Benefits

QCII's post-retirement benefit plans were merged into Lumen's post-retirement benefit plans on January 1, 2012 and on December 31, 2014, QCII's qualified pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which is now named the Lumen Combined Pension Plan (the "LCPP"). Based on current laws and circumstances, (i) Lumen Technologies was not required to make a cash contribution to the LCPP in 2023 and (ii) Lumen Technologies does not expect it will be required to make a contribution in 2024. The amount of required contributions to the LCPP in 2024 and beyond will depend on earnings on plan investments, prevailing discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Lumen Technologies occasionally makes voluntary contributions in addition to required contributions. Lumen Technologies did not make a voluntary contribution to the LCPP in 2023 or 2022.

The unfunded status of Lumen's qualified and non-qualified pension plans for accounting purposes was approximately $769 million and $615 million as of December 31, 2023 and 2022, which includes the merged QCII qualified pension plan. The unfunded status of Lumen's post-retirement benefit plans for accounting purposes was $1.9 billion and $2.0 billion as of December 31, 2023 and 2022.

Lumen Technologies allocates current service costs to subsidiaries relative to employees who are currently earning benefits under the pension and post-retirement benefit plans. The net cost allocated to us is paid on a monthly basis through Lumen's intercompany cash management process.

The affiliate obligations, net in current and noncurrent liabilities on the consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2023 and 2022, we made settlement payments in the aggregate of $57 million and $61 million, respectively, to QCII under the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.

We were allocated $22 million of pension service costs and $4 million of post-retirement service costs during the year ended December 31, 2023, which represented 87% of Lumen's total pension and post-retirement service costs for the year. The combined net pension and post-retirement service costs is included in cost of services and products and selling, general and administrative expenses on our consolidated statement of operations for the year ended December 31, 2023.

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

Lumen Technologies maintains post-retirement benefit plans that provide health care and life insurance benefits primarily for certain eligible retirees. The QCII post-retirement benefit plans were merged into Lumen's post-retirement benefit plans on January 1, 2012. The benefit obligation for the occupational health care and life insurance post-retirement plans is estimated based on the terms of benefit plans. In calculating this obligation, Lumen Technologies considers numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and plan amendments. Effective January 1, 2024, new represented employees are not eligible for benefits as a result of new collective bargaining agreements. New non-represented employees are also not eligible for benefits under the plan.

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

Other Benefit Plans

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $101 million, $99 million and $110 million for the years ended December 31, 2023, 2022 and 2021, respectively. Employees' group basic life insurance plans are fully insured and the premiums are paid by Lumen Technologies.

401(k) Plans

Lumen Technologies sponsors a qualified defined contribution plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employees' contributions in cash. We recognized $27 million, $27 million and $29 million in expense related to this plan for the years ended December 31, 2023, 2022 and 2021, respectively.

(10) Stock-based Compensation

Stock-based compensation expenses are included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations.

For the years ended December 31, 2023, 2022 and 2021, we recorded stock-based compensation expense of approximately $9 million, $13 million and $15 million, respectively. We recognized an income tax benefit from our compensation expense of approximately $2 million, $3 million and $4 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of December 31, 2023 and 2022, as well as the input level used to determine the fair values indicated below:

		As of December 31, 2023		As of December 31, 2022
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt (excluding finance lease and other obligations)	2	$2,153	1,162	2,154	1,691

(12) Income Taxes

The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Income tax expense:
Federal and foreign
Current	$432	514	553
Deferred	19	6	17
State and local
Current	107	137	129
Deferred	3	14	10
Income tax expense	$561	671	709

The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2023	2022	2021
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes-net of federal effect	(31.3)%	4.3%	3.7%
Goodwill impairment	(187.2)%	—%	—%
Change in liability for unrecognized tax position	(8.9)%	0.6%	0.4%
Other	(1.4)%	—%	0.1%
Effective income tax rate	(207.8)%	25.9%	25.2%

For the years ended December 31, 2023 and 2022, our effective income tax rate was (207.8)% and 25.9%, respectively. The effective tax rate for the year ended December 31, 2023 includes a $505 million unfavorable aggregate impact of non-deductible goodwill impairment.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2023	2022
	(Dollars in millions)
Deferred tax liabilities:
Property, plant and equipment	$(1,464)	(1,414)
Intangible assets	(95)	(114)
Other	(50)	(54)
Total deferred tax liabilities	(1,609)	(1,582)
Deferred tax assets:
Payable to affiliate due to post-retirement benefit plan participation	292	302
Gross deferred tax assets	292	302
Less valuation allowance on deferred tax assets	—	—
Net deferred tax assets	292	302
Net deferred tax liabilities	$(1,317)	(1,280)

At December 31, 2023, we had no established valuation allowance based on our assessment of whether it is not more likely than not that our deferred tax assets will be realized.

As of December 31, 2023 and 2022, the $1.3 billion and $1.3 billion net deferred tax liabilities are included in long-term liabilities on our consolidated balance sheet.

With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2016. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carryforwards are available.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2023 and 2022 are as follows:

	Years ended December 31,
	2023	2022
	(Dollars in millions)
Unrecognized tax benefits at beginning of period	$332	360
Decrease due to tax positions taken in a prior year	(1)	(28)
Decrease due to tax positions taken in a current year	(14)	—
Unrecognized tax benefits at end of period	$317	332

As of December 31, 2023, the total amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate is immaterial. The unrecognized tax benefits also includes tax positions that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes, that would not impact the effective tax rate but could impact cash tax amounts payable to taxing authorities.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $125 million and $95 million as of December 31, 2023 and 2022, respectively.

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

We paid $509 million, $673 million, and $697 million related to income taxes for the years ended December 31, 2023, 2022, and 2021, respectively.

In August 2022, the Inflation Reduction Act was signed into law and which, among other things, implemented a corporate alternative minimum tax (“CAMT”) on adjusted financial statement income effective for tax periods occurring after December 31, 2022. The CAMT had no material impact on our financial results as of December 31, 2023. In addition, the Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the US has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation, some of which are effective for tax periods after December 31, 2023. While the global minimum tax will increase our administrative and compliance burdens, it is expected to have an immaterial impact to our financial statements.

(13) Affiliate Transactions

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

For the years ended December 31, 2023, 2022, and 2021, direct affiliate revenue was $1.6 billion, $1.7 billion, and $1.7 billion, respectively, and allocated affiliate revenue was $537 million, $597 million, and $661 million, respectively.

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

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at December 31, 2023 and December 31, 2022, we had accrued $15 million and $19 million, respectively, in the aggregate for our litigation and non-income tax contingencies, which is included in "Other" current liabilities and "Other Liabilities" in our consolidated balance sheet as of such date. We cannot at this time estimate the reasonably possible loss or range of loss in excess of this $15 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

The consumer class actions, the securities investor class actions, and the federal derivative actions were transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. Lumen Technologies has settled the consumer and securities investor class actions, and the derivative actions.

Lumen has engaged in discussions regarding related claims with a number of state attorneys general, and has entered into agreements settling certain of the consumer practices claims asserted by state attorneys general. While Lumen Technologies does not agree with allegations raised in these matters, it has been willing to consider reasonable settlements where appropriate.

Huawei Network Deployment Investigations

Lumen has received requests from the following federal agencies for information relating to the use of equipment manufactured by Huawei Technologies Company ("Huawei") in Lumen’s networks.

•DOJ. Lumen has received a civil investigative demand from the U.S. Department of Justice in the course of a False Claims Act investigation alleging that Lumen Technologies, Inc. and Lumen Technologies Government Solutions, Inc. failed to comply with the requirements in federal contracts concerning their use of Huawei equipment.

•FCC. The FCC’s Enforcement Bureau issued a Letter of Inquiry to Lumen Technologies, Inc. regarding its written certifications to the FCC that Lumen has complied with FCC rules governing the use of resources derived from the High Cost Program, Lifeline Program, Rural Health Care Program, E-Rate Program, Emergency Broadband Benefit Program, and the Affordable Connectivity Program. Under these programs federal, funds may not be used to facilitate the deployment or maintenance of equipment or services provided by Huawei, a company the FCC has determined poses a national security threat to the integrity of communications networks or the communications supply chain.

•Team Telecom. The Committee for the Assessment of Foreign Participation in the United States Telecommunications Service Sector (comprised of the U.S. Attorney General, and the Secretaries of the Department of Homeland Security, and the Department of Defense), commonly referred to as Team Telecom, issued questions and requests for information relating to Lumen’s FCC licenses and its use of Huawei equipment.

We are cooperating with the investigations.

Marshall Fire Litigation.

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits naming various defendants and asserting various claims for relief have been filed. To date, three of those name Qwest Corp. as at fault: Allstate Fire and Casualty Insurance Company, et al., v. Qwest Corp., et al., Case No. 2023-cv-3048, and Wallace, et al. v, Qwest Corp., et al, Case No. 2023-cv-30488, both of which have been consolidated with Kupfner et al v Public Service Company of Colorado, et al. Case No. 2022-cv-30195. The consolidated proceeding is pending in Colorado District Court, Boulder, Colorado, Preliminary estimates of potential damage claims exceed $2 billion. Qwest is vigorously defending the claims.

911 Surcharge

In June 2021, the Company was served with a complaint filed in the Santa Fe County District Court by Phone Recovery Services, LLC (“PRS”), acting on behalf of the State of New Mexico. The complaint claims Qwest Corporation and CenturyTel of the Southwest have violated the New Mexico Fraud Against Taxpayers Act since 2004 by failing to bill, collect and remit certain 911 surcharges from customers. Through pre-trial proceedings, the Court has narrowed the issues to be resolved by jury, ruling that Lumen bears the burden of proving that its actions were reasonable or known and approved by the State. Qwest is defending the New Mexico claims vigorously, as it has done successfully with other 911 claims involving PRS in other states.

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

Right-of-Way

At December 31, 2023, our future rental commitments and Right-of-Way ("ROW") agreements were as follows:

Future Rental Commitments and ROW Agreements
(Dollars in millions)
2024	$26
2025	2
2026	2
2027	2
2028	2
2029 and thereafter	25
Total future minimum payments	$59

Purchase Commitments

We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $114 million at December 31, 2023. Of this amount, we expect to purchase $22 million in 2024, $24 million in 2025 through 2026, $18 million in 2027 through 2028 and $50 million in 2029 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2023.

(15) Other Financial Information

Other Current Assets

The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2023	2022
	(Dollars in millions)
Prepaid expenses	$48	46
Contract acquisition costs	34	38
Contract fulfillment costs	28	30
Assets held for sale	29	—
Other	5	6
Total other current assets	$144	120

Other Current Liabilities

The following table presents details of other current liabilities in our consolidated balance sheets:

	As of December 31,
	2023	2022
	(Dollars in millions)
Current affiliate obligation	$52	57
Current operating lease liability	20	21
Other	49	52
Total other current liabilities	$121	130

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities in our consolidated balance sheets:

	As of December 31,
	2023	2022
	(Dollars in millions)
Unrecognized tax benefits	$442	427
Noncurrent operating lease liability	47	58
Other	190	169
Total other noncurrent liabilities	$679	654

(16) Labor Union Contracts

As of December 31, 2023, approximately 43% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). None of our represented employees are subject to collective bargaining agreements that are scheduled to expire within the 12 month period ending December 31, 2024. We believe relations with our employees continue to be generally good.

(17) Stockholder's Equity

Common Stock

We have one share of common stock (no par value) issued and outstanding, which is owned by QSC.

In addition, in the normal course of business, we transfer assets and liabilities to and from QSC and its affiliates, which are recorded through our equity. It is our policy to record these asset transfers based on carrying values.

Dividends

We declared and paid the following cash dividend to QSC:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Cash dividend declared to QSC	$1,980	—	570
Cash dividend paid to QSC(1)	1,980	—	570
______________________________________________________________________
(1) In 2023, we declared a dividend of advances to affiliate to our parent.

The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC. Dividends paid are reflected on our consolidated statement of cash flows as financing activities.

(18) Subsequent Event

Transaction Support Agreement

On January 22, 2024, the Company, Lumen, Level 3, and a group of creditors holding a majority of Lumen's consolidated debt (the "TSA Parties") amended and restated the transaction support agreement that we originally entered into with a subset of the TSA Parties on October 31, 2023 (as amended and restated, the “Transaction Support Agreement”).

The Transaction Support Agreement defines the parties’ commitments to effect a series of transactions (the “TSA Transactions”) set forth in the term sheet attached thereto (the “Term Sheet”). Among other things and subject to the terms and conditions set forth therein, the Transaction Support Agreement, including the Term Sheet, contemplates:

•the incurrence by Level 3 Financing of $1.325 billion in new money long term senior secured first lien indebtedness, which indebtedness will be backstopped by certain of the consenting lenders;

•a new revolving credit facility at Lumen in an amount expected to be approximately $1 billion;

•the extension of maturities, covenant modifications and rate increases of certain secured and unsecured indebtedness at Lumen and Level 3 through a series of exchanges and other debt transactions with certain consenting lenders as set forth in the Term Sheet; and

•the repayment of certain indebtedness of Lumen and Qwest.

The outside date for completion of the TSA Transactions under the Transaction Support Agreement is February 29, 2024, which Lumen may unilaterally extend at its discretion to March 31, 2024. The Company expects to consummate the TSA Transactions in the first quarter of 2024, subject to the satisfaction of remaining closing conditions.

Following consummation of the TSA Transactions, Level 3 Financing and our other affiliates may assess potential follow-on transactions with respect to non-participating creditors.

Additional information about the Transaction Support Agreement and the TSA Transactions is available in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024, and Exhibit 10.10 to this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of December 31, 2023, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control Over Financial Reporting
Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2023.

Management’s Report on the Consolidated Financial Statements

Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2023. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.

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

Fees Paid to the Independent Registered Public Accounting Firm

QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate audit fees billed or allocated to us was $1.6 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively, for professional accounting services, including KPMG's audit of our annual consolidated financial statements.

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
10.1
Amended and Restated Transaction Support Agreement by and among Lumen Technologies, Inc., Level 3 Financing, Inc., Qwest Corporation, and the Consenting Parties identified therein, dated January 22, 2024 (incorporated by reference to Exhibit 10.1 to Qwest Corporation’s Current Report on Form 8-K (File No. 001-03040) filed with the Securities and Exchange Commission on January 25, 2024).

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
101*
Financial statements from the Annual Report on Form 10-K of Qwest Corporation for the period ended December 31, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

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

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2024.

QWEST CORPORATION
Date: February 22, 2024	By:	/s/ Andrea Genschaw
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

Signature	Title	Date

/s/ Kate Johnson	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2024
Kate Johnson

/s/ Chris Stansbury	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Chris Stansbury

/s/ Stacey W. Goff	Executive Vice President, General Counsel & Secretary and Director	February 22, 2024
Stacey W. Goff

/s/ Andrea Genschaw	Senior Vice President, Controller (Principal Accounting Officer) and Director	February 22, 2024
Andrea Genschaw