Form 10-Q
period 2024-03-31
QWEST CORP
filed 2024-04-30
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On April 30, 2024, there was one share of common stock outstanding.

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

•statements concerning the anticipated impact of our completed, pending or proposed transactions, investments, product development, transformation plans, participation in government programs, Quantum Fiber buildout plans, deleveraging plans, and other initiatives, including synergies or costs associated with these initiatives;

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

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, taxes, debt obligations, pension contributions and other benefits payments;

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

•our ability to successfully and timely implement our corporate strategies, including our transformation, buildout, and deleveraging strategies;

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

•adverse changes in our access to credit markets on acceptable terms, whether caused by changes in our financial position, lower credit ratings, unstable markets, debt covenant restrictions or otherwise;

•the ability of us and our affiliates to meet the terms and conditions of our respective debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•the ability of us and our affiliates to attain the anticipated benefits of its March 22, 2024 debt transactions:

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$846	981
Operating revenue—affiliates	546	560
Total operating revenue	1,392	1,541
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	370	387
Selling, general and administrative	128	128
Operating expenses—affiliates	212	191
Depreciation and amortization	187	197
Total operating expenses	897	903
OPERATING INCOME	495	638
OTHER (EXPENSE) INCOME
Interest expense	(19)	(27)
Interest income—affiliate, net	2	1
Other income, net	1	1
Total other expense, net	(16)	(25)
INCOME BEFORE INCOME TAX EXPENSE	479	613
Income tax expense	126	159
NET INCOME	$353	454
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2024	December 31, 2023
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14	10
Accounts receivable, less allowance of $38 and $34	272	261
Other	162	144
Total current assets	448	415
Property, plant and equipment, net of accumulated depreciation of $8,410 and $8,239	8,763	8,700
GOODWILL AND OTHER ASSETS
Goodwill	6,955	6,955
Other intangible assets, net	99	103
Other, net	162	164
Total goodwill and other assets	7,216	7,222
TOTAL ASSETS	$16,427	16,337
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1	1
Accounts payable	305	362
Advances from affiliates	83	61
Accrued expenses and other liabilities
Salaries and benefits	111	130
Income and other taxes	119	96
Other	121	121
Current portion of deferred revenue	159	162
Total current liabilities	899	933
LONG-TERM DEBT	1,941	2,156
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,310	1,318
Affiliate obligations, net	481	495
Other	687	679
Total deferred credits and other liabilities	2,478	2,492
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	1,059	706
Total stockholder's equity	11,109	10,756
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$16,427	16,337
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$353	454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187	197
Deferred income taxes	(8)	(10)
Provision for uncollectible accounts	20	13
Changes in current assets and liabilities:
Accounts receivable	(30)	(42)
Accounts payable	(23)	6
Accrued income and other taxes	23	27
Other current assets and liabilities, net	(39)	(34)
Changes in other noncurrent assets and liabilities, net	7	(4)
Changes in affiliate obligations, net	(14)	(16)
Other, net	(5)	5
Net cash provided by operating activities	471	596
INVESTING ACTIVITIES
Capital expenditures	(277)	(196)
Changes in advances to affiliates	—	(402)
Proceeds from sale of property, plant and equipment and other assets	3	—
Net cash used in investing activities	(274)	(598)
FINANCING ACTIVITIES
Payments of long-term debt	—	(2)
Changes in advances from affiliates	(193)	—
Net cash used in financing activities	(193)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	4	(4)
Cash, cash equivalents and restricted cash at beginning of period	12	10
Cash, cash equivalents and restricted cash at end of period	$16	6
Supplemental cash flow information:
Income taxes paid, net	$(126)	(161)
Interest paid, including affiliate interest (net of capitalized interest of $19 and $10)	$(21)	(30)
Supplemental noncash information regarding financing activities:
Repayment of long-term debt in exchange for advances from affiliates	$215	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$14	4
Restricted cash - noncurrent	2	2
Total	$16	6
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	706	3,517
Net income	353	454
Balance at end of period	1,059	3,971
TOTAL STOCKHOLDER'S EQUITY	$11,109	14,021
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation and its consolidated subsidiaries, and references to "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, including Level 3 Parent, LLC, referred to as "Level 3", and “Level 3 Financing”.

(1) Background

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

Basis of Presentation

Our consolidated balance sheet as of December 31, 2023, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

During 2023, we identified errors in our previously reported consolidated financial statements related to accounts receivable and accounts payable. The errors are the result of understated revenues from one of our legacy mainframe billing systems and understated network expenses for periods prior to 2021.We have recorded an increase to our retained earnings by $13 million, reflected in our January 1, 2023 and March 31, 2023 retained earnings in our consolidated statements of stockholders' equity herein. Please refer to Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

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

Change in Accounting Estimates

Effective January 1, 2024, we changed our method of depreciation and amortization for incumbent local exchange carrier ("ILEC") and certain competitive local exchange carriers ("CLEC") fixed assets from the group method of depreciation to straight line by individual asset method. Historically, we have used the group method of depreciation for the property, plant and equipment and amortization of certain intangible capitalized software assets of our ILECs and certain CLECs. Under the group method, all like kind assets were combined into common pools and depreciated under composite depreciation rates. Recent business divestitures by our parent company and asset sales have significantly reduced our composite asset base. We believe the straight-line depreciation method for individual assets is preferable to the group method as it will result in a more precise estimate of depreciation expense and will result in a consistent depreciation method for all our subsidiaries. This change in the method of depreciation and amortization is considered a change in accounting estimate inseparable from a change in accounting principle. The change in accounting estimate decreased depreciation and amortization expense $24 million, $18 million net of tax from continuing operations for the quarter ended March 31, 2024.

Additionally, during the first quarter of 2024, we updated our analysis of economic lives of owned fiber network assets. As of January 1, 2024, we extended the estimated economic life and depreciation period of such assets from 25 years to 30 years to better reflect the physical life of the assets that we have experienced and absence of technological changes that would replace fiber. The change in accounting estimate decreased depreciation expense approximately $6 million, $5 million net of tax, from continuing operations for the quarter ended March 31, 2024.

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Adoption of Other ASU With No Impact

As of March 31, 2024, we adopted ASU 2023-01, “Leases (Topic 842): Common Control Arrangements”, and ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The adoption of these ASU did not have any impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires that public business entities must annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” ASU 2023-09 will become effective for us in the annual period of fiscal year 2025 and early adoption is permitted. As of March 31, 2024, we are evaluating its impact on our consolidated financial statements, including our annual disclosure within our Income Taxes note.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU will become effective for us in annual period fiscal 2024 and early adoption is permitted. As of March 31, 2024, we do not expect ASU 2023-07 will have any impact to our consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Goodwill	$6,955	6,955
Other intangible assets, less accumulated amortization of $1,958 and $1,966	$99	103

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

As of March 31, 2024, the gross carrying amount of goodwill, customer relationships and other intangible assets was $9.0 billion. The amortization expense for finite-lived intangible assets for the three months ended March 31, 2024 and 2023 totaled $13 million and $17 million, respectively.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2024 through 2028 will be as follows:

(Dollars in millions)
2024 (remaining nine months)	$25
2025	26
2026	15
2027	11
2028	8

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

•Grow, which includes products and services that we anticipate will grow, including dark fiber and wavelengths services; and

•Affiliate Services, which are (i) communications services that we provide to our affiliates and also provide to external customers and (ii) application development and support services and other support services that we provide to our affiliates, as described further in Note 7—Affiliate Transactions.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$252	(21)	231	293	(25)	268
Voice and Other	133	(4)	129	156	(4)	152
Fiber Broadband	99	(3)	96	122	(3)	119
Harvest	239	(32)	207	267	(37)	230
Nurture	89	(2)	87	105	(2)	103
Grow	34	—	34	38	—	38
Affiliate Services	546	(12)	534	560	(11)	549
Total revenue	$1,392	(74)	1,318	1,541	(82)	1,459
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

For the three months ended March 31, 2024 and 2023, our gross rental income was $71 million and $80 million, respectively, which represents approximately 5% of our operating revenue for both periods.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Customer receivables (1)	$252	210
Contract assets	7	7
Contract liabilities	261	269
______________________________________________________________________
(1)Reflects gross customer receivables, including gross affiliate receivables, of $285 million and $239 million, net of allowance for credit losses of $33 million and $29 million, at March 31, 2024 and December 31, 2023, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three months ended March 31, 2024 and 2023, we recognized $135 million and $139 million, respectively, of revenue that was included in contract liabilities of $269 million and $343 million as of January 1, 2024 and January 1, 2023, respectively.

Performance Obligations

As of March 31, 2024, we expect to recognize approximately $1.8 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of March 31, 2024, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2024, 2025 and thereafter was $649 million, $594 million and $566 million, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning Balance	$58	$46	61	$46
Cost incurred	10	10	9	10
Amortization	(11)	(9)	(12)	(10)
Ending Balances	$57	47	58	46

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of communications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average contract life of 50 months for mass markets customers and average contract life of 35 months for business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next 12 months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next 12 months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on a quarterly basis.

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the three months ended March 31, 2024:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2023	$14	20	34
Provision for expected losses	8	12	20
Write-offs charged against the allowance	(5)	(12)	(17)
Recoveries collected	—	1	1
Ending balance at March 31, 2024	$17	21	38

(5) Long-Term Debt and Note Payable - Affiliate

On March 22, 2024 Qwest Corporation, Lumen Technologies, Inc ("Lumen"), Level 3 Financing, Inc. ("Level 3"), and a group of creditors holding a majority of Lumen's consolidated debt (the "Consenting Debtholders" and, collectively with Qwest Corporation, Lumen and Level 3, the "Transaction Service Agreement ("TSA") Parties") completed transactions contemplated under the amended and restated transaction support agreement that the TSA Parties entered into on January 22, 2024 (the "TSA Transactions"). For detailed information about all transactions completed under the TSA, please see Note 5—Long-Term Debt and Credit Facilities to the financial statements included in Item 1 of Part I of Lumen’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. The TSA Transactions, as they relate specifically to Qwest, include the following:

•Qwest Corporation and certain of its subsidiaries (the “Qwest Guarantors”) agreed to guarantee Lumen’s obligations under its new credit agreements and superiority secured notes, as further described below; and

•Qwest Corporation retired its term loan maturing in 2027, repaid by an affiliate.

The following chart reflects the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance lease and other obligations, unamortized premiums, net and unamortized debt issuance costs:

	Interest Rates (1)	Maturities (1)	March 31, 2024	December 31, 2023
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2025 - 2057	$1,986	1,986
Term loan (2)	SOFR + 2.50%	2027	—	215
Finance lease and other obligations	Various	Various	4	4
Unamortized premiums, net			3	4
Unamortized debt issuance costs			(51)	(52)
Total long-term debt			$1,942	2,157
Less current maturities			(1)	(1)
Long-term debt, excluding current maturities			$1,941	2,156
_______________________________________________________________________________
(1)As of March 31, 2024.
(2)The Term Loan had an interest rate of 7.970% as of December 31, 2023.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2024 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable-affiliate) maturing during the following years:

(Dollars in millions)
2024 (remaining nine months)	$—
2025	251
2026	1
2027	1
2028	—
2029 and thereafter	1,737
Total long-term debt	$1,990

Impact of Debt Transactions

Consummation of the above-described TSA Transactions substantially changed the structure and terms of Lumen's consolidated long-term debt, including by repaying our term loan maturing 2027 and causing the Qwest Guarantors to guarantee certain of Lumen’s debt.

For additional information about the TSA Transactions, see (i) the other information included in this report and (ii) our Current Report on Form 8-K dated March 22, 2024.

Qwest Guarantees of Lumen Debt

Lumen’s obligations under its new credit agreements entered into on March 22, 2024 and its new superpriority secured senior notes issued on March 22, 2024 are unsecured, but the Qwest Guarantors have provided an unconditional unsecured guarantee of payment of Lumen’s obligations under these agreements and senior notes.

Senior Notes and Intercompany Debt

For information about our senior notes and intercompany debt arrangement, see Note 6—Long-Term Debt and Note Payable—Affiliate to the financial statements included in Item 8 of Part II of Qwest’s Annual Report on Form 10-K for the year ended December 31, 2023.

Compliance

As of March 31, 2024, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of March 31, 2024 and December 31, 2023, as well as the input level used to determine the fair values indicated below:

		March 31, 2024		December 31, 2023
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$1,938	925	2,153	1,162

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

For the three months ended March 31, 2024 and 2023, direct affiliate revenue was $401 million and $427 million and allocated affiliate revenue was $145 million and $133 million, respectively.

We also purchase services from our affiliates including telecommunication services, insurance, flight services and other support services such as legal, regulatory, finance administration and executive support. Our affiliates charge us for these services using the allocation methodologies described above.

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

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at March 31, 2024 we had accrued $16 million in the aggregate for our litigation and non-income tax contingencies, which is included in other current liabilities or other liabilities in our consolidated balance sheet as of such date. We cannot at this time estimate the reasonably possible loss or range of loss in excess of this $16 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

Huawei Network Deployment Investigations

Lumen has received requests from the following federal agencies for information relating to the use of equipment manufactured by Huawei Technologies Company ("Huawei") in networks operated by Lumen and Qwest.

•DOJ. Lumen has received a civil investigative demand from the U.S. Department of Justice in the course of a False Claims Act investigation alleging that Lumen Technologies, Inc. and Lumen Technologies Government Solutions, Inc. failed to comply with certain specified requirements in federal contracts concerning their use of Huawei equipment.

•FCC. The FCC’s Enforcement Bureau issued a Letter of Inquiry to Lumen Technologies, Inc. regarding its written certifications to the FCC that Lumen has complied with FCC rules governing the use of resources derived from the High Cost Program, Lifeline Program, Rural Health Care Program, E-Rate Program, Emergency Broadband Benefit Program, and the Affordable Connectivity Program. Under these programs federal, funds may not be used to facilitate the deployment or maintenance of equipment or services provided by Huawei, a company the FCC has determined poses a national security threat to the integrity of U.S. communications networks or the communications supply chain.

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

Lumen and Qwest are cooperating with the investigations.

Marshall Fire Litigation.

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits naming various defendants and asserting various claims for relief have been filed. To date, three of those name Qwest Corporation as being at fault: Allstate Fire and Casualty Insurance Company, et al., v. Qwest Corp., et al., Case No. 2023-cv-3048, and Wallace, et al. v. Qwest Corp., et al., Case No. 2023-cv-30488, both of which have been consolidated with Kupfner, et al., v. Public Service Company of Colorado, et al., Case No. 2022-cv-30195. The consolidated proceeding is pending in Colorado District Court, Boulder, Colorado, Preliminary estimates of potential damage claims $2 billion. Qwest is vigorously defending the claims.

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

Other Proceedings, Disputes and Contingencies

From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, regulatory hearings relating primarily to our rates or services, actions relating to employee claims, tax issues, or environmental law issues, grievance hearings before labor regulatory agencies, miscellaneous third-party tort actions, or commercial disputes.

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

The matters listed in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 14—Commitments, Contingencies and Other Items to the financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(9) Dividends

From time to time we may declare and pay dividends to our direct parent company, QSC, sometimes in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not currently limit the amount of dividends we can pay to QSC.

During the three months ended March 31, 2024 and March 31, 2023, we declared and paid no dividends to QSC. Dividends paid, when applicable, are reflected on our consolidated statements of cash flows as financing activities.

(10) Other Financial Information

Other Current Assets

The following table presents details of other current assets on our consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Prepaid expenses	$67	48
Contract acquisition costs	33	34
Contract fulfillment costs	29	28
Assets held for sale	29	29
Other	4	5
Total other current assets	$162	144

Other Current Liabilities

The following table presents details of other current liabilities on our consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Current affiliate obligation	$52	52
Current operating lease liability	19	20
Other	50	49
Total other current liabilities	$121	121

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities on our consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Unrecognized tax benefits	$451	442
Noncurrent operating lease liability	47	47
Other	189	190
Total other noncurrent liabilities	$687	679

(11) Labor Union Contracts

As of March 31, 2024, approximately 42% of our employees were represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). 1% of our represented employees are subject to collective bargaining agreements that are scheduled to expire within the twelve-month period ending March 31, 2025. We believe relations with our employees continue to be generally good.

(12) Subsequent Event

During April 2024, Lumen announced plans to reduce its workforce by less than 7% as part of its efforts to change its workforce composition to reflect ongoing transformation and cost reduction opportunities that align with its shapeshifting and focus on its strategic priorities. As a result of this plan, we expect to incur severance and related costs in the range of approximately $20 million to $30 million. This plan is expected to be substantially completed by the end of the second quarter of 2024. We do not expect to incur any material impairment or exit costs related to this plan. These workforce reductions are considered a subsequent event for the purposes of the March 31, 2024 financial statements, and therefore, we have not accrued any severance or related costs as of March 31, 2024.

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

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2023, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

At March 31, 2024, we served approximately 2.0 million broadband subscribers. Our methodology for counting broadband subscribers may not be comparable to those of other companies.

Changes in the Macroeconomic, Industry and Work Environments

Over the past few years, societal, governmental and macroeconomic changes have impacted us, our customers and our business in several ways. On a regular basis, we review and rationalize our lease footprint and may incur accelerated lease costs when we determine to cease using underutilized leased property locations. We did not incur material accelerated lease costs during the three months ended March 31, 2024.

Additionally, as discussed further elsewhere herein, macroeconomic changes over the past few years have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and, to a lesser extent, shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives and (iv) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

Industry developments over the past couple years have increased fiber construction demand. The resulting increase in construction labor rates increased the cost of enabling units to be capable of receiving our fiber broadband services. In recent years, we believe these factors contributed to a delay in attaining our Quantum Fiber buildout targets.

Continued inflationary pressures, supply constraints or business uncertainty could materially impact our financial results in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services.

We have historically generated revenue by entering into transactions that utilize excess conduit, fiber or other assets, on our network to create custom networks for our customers. We expect the demand for and size of these transactions to grow. We routinely assess revenue-generating opportunities with respect to these assets through right-of-use agreements, leases or other agreements. We may or may not consummate such transactions from time to time, and the revenue from and obligations associated with any such opportunities may be significant, either individually or in the aggregate. The completion of any future transactions may be subject to customary conditions, and may not be executed in a timely manner, or at all.

These above-mentioned macroeconomic factors, coupled with dis-synergies resulting from our affiliates' 2022 and 2023 divestitures, changes in customer preferences and negotiations with our creditors through the end of the first quarter of 2024, placed additional pressures on our financial performance. These developments contributed to us recognizing $2.4 billion in goodwill impairment charges in 2023. Some, but not all, of these pressures continue to impact us. To the extent these pressures continue, we could experience additional deterioration in our projected cash flows, or make significant changes to the assumed discount rates or market multiples that we use to determine the fair value of our reporting unit. Any of these could result in additional impairments on our approximately $7.0 billion of remaining goodwill in the future periods.

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

•Grow, which includes products and services that we anticipate will grow, including dark fiber and wavelengths services; and

•Affiliate Services, which are (i) communications services that we provide to our affiliates and also provide to external customers and (ii) application development and support services and other support services that we provide to our affiliates, as described further in Note 7—Affiliate Transactions.

From time to time, we may change the categorization of our products and services.

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Operating revenue	$1,392	1,541
Operating expenses	897	903
Operating income	495	638
Total other expense, net	(16)	(25)
Income before income taxes	479	613
Income tax expense	126	159
Net income	$353	454

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen's business included in Lumen's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described in Note 3—Revenue Recognition:

	Three Months Ended March 31,		% Change
	2024	2023
	(Dollars in millions)
Other Broadband	$252	293	(14)%
Voice and Other	133	156	(15)%
Fiber Broadband	99	122	(19)%
Harvest	239	267	(10)%
Nurture	89	105	(15)%
Grow	34	38	(11)%
Affiliate Services	546	560	(3)%
Total operating revenue	$1,392	1,541	(10)%

Total operating revenue decreased by $149 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Within each product category, this decrease was primarily due to:

•Decreases in Other Broadband by $41 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to fewer customers for our lower speed copper-based broadband services;

•Decreases in Voice and Other by $23 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to a decrease of $22 million from the continued loss of copper-based voice customers;

•Decreases in Fiber Broadband by $23 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 driven by fewer fiber subscribers, primarily as a result of migrations to Lumen's Quantum Fiber services;

•Decreases in Harvest by $28 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primary attributable to declines in legacy voice services for business customers of $14 million and $5 million decrease in private line services;

•Decreases in Nurture by $16 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to declines in Ethernet services;

•Decreases in Grow by $4 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to declines in wavelengths services;

Affiliate services revenue also decreased $14 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to $39 million lower private line and other direct telecommunication services provided to our affiliates, which was partially offset by increases of $13 million due to the migration of customers from our fiber broadband services to Lumen's Quantum Fiber services on our network and $12 million allocated employee services allocated to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,		% Change
	2024	2023
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$370	387	(4)%
Selling, general and administrative	128	128	—%
Operating expenses - affiliates	212	191	11%
Depreciation and amortization	187	197	(5)%
Total operating expenses	$897	903	(1)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $17 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was primarily due to lower employee-related expenses of $21 million and reductions in insurance and facilities costs. These decreases were partially offset by higher allocated employee related cost of $13 million.

Selling, General and Administrative

Selling, general and administrative expenses was flat for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to $10 million increase in employee related expenses and $6 million increase in bad debt expenses, offset by a $7 million decline in marketing and advertising expense and a $9 million decrease in external commissions, insurance and fees and other expenses.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $21 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to $25 million higher allocated employee and professional services provided to us by our affiliates, partially offset by a decrease of $4 million in legacy direct telecommunication services charged by affiliates.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended March 31,		% Change
	2024	2023
	(Dollars in millions)
Depreciation	$174	180	(3)%
Amortization	13	17	(24)%
Total depreciation and amortization	$187	197	(5)%

Depreciation expense decreased by $6 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to a decrease of $19 million resulting from changes in the method of depreciation from the group method of depreciation to straight line by individual asset method and a decrease of $6 million due to changes in depreciation lives of fiber assets as discussed in Note 1—Background and Summary of Significant Accounting Policies. These decreases were partially offset by an increase of $20 million due to net growth in depreciable assets.

Amortization expense decreased by $4 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due primarily to a decrease of $5 million associated with changes in the method of amortization from the group method to straight line by individual asset method.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended March 31,		% Change
	2024	2023
	(Dollars in millions)
Interest expense	$(19)	(27)	(30)%
Interest income - affiliate	2	1	100%
Other income, net	1	1	—%
Total other expense, net	$(16)	(25)	(36)%
Income tax expense	$126	159	(21)%

Interest Expense

Interest expense decreased by $8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This decline was primarily due to higher capitalized interest of $9 million, which was partially offset by the increase in our average interest rate from 6.73% to 6.79%. See Note 5—Long-Term Debt and Note Payable - Affiliate and Liquidity and Capital Resources below for additional information about our debt.

Interest Income - Affiliate, Net

Interest income - affiliate, net increased by $1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase in interest income - affiliate, net was primarily due to higher average receivable from affiliates during the quarter. See Note 5—Long-Term Debt and Note Payable - Affiliate.

Income Tax Expense

For the three months ended March 31, 2024 and March 31, 2023 our effective tax rates were 26.3% and 25.9%, respectively.

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

Additionally, as discussed further elsewhere herein, macroeconomic changes over the past few years have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and, to a lesser extent, shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives and (iv) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

In August 2022, the Inflation Reduction Act was signed into law, which, among other things, implemented a corporate alternative minimum tax (“CAMT”) on adjusted financial statement income effective for tax periods occurring after December 31, 2022. The CAMT had no material impact on our financial results as of December 31, 2023. In addition, the Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation, some of which are effective for tax periods after December 31, 2023. While the global minimum tax will increase our administrative and compliance burdens, we expect that it will have an immaterial impact on our financial statements for tax period ending December 31, 2024.

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to expand and improve our service offerings, enhance and modernize our networks, and compete effectively in our markets. Lumen Technologies and we evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of Lumen’s consolidated capital investment, and our portion thereof, is influenced by, among other things, demand for Lumen’s services and products, our network requirements, cash flow generated by operating activities, cash required for debt service and other purposes, regulatory considerations (such as government mandated infrastructure buildout requirements) and the availability of requisite supplies, labor and permits.

Our capital expenditures continue to be focused on enhancing network operating efficiencies, developing new services, and expanding our fiber network, including our Quantum Fiber buildout plan. For more information on our capital spending, see "Cash Flow Activities" below and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

Debt and Other Financing Arrangements

On March 22, 2024, Lumen completed the TSA Transactions with a group of Consenting Debtholders representing over $15 billion of Lumen's outstanding consolidated long-term debt to, among other things, (i) extend maturities of the debt instruments of Lumen and Level 3 Financing, Inc., (ii) fund the repayment of all amounts owed under our term loans maturing in 2027 and (iii) provide for the Qwest Guarantors to guarantee Lumen’s obligations under its newly-established credit agreements and newly-issued superpriority senior notes. As of March 31, 2024, we had a face amount of approximately $2.0 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net, unamortized debt issuance costs, and Note Payable - Affiliate). None of our outstanding debt is due in the next 12 months (excluding finance lease obligations). For more information on the terms and impact of the TSA Transactions and our consolidated debt, see Note 5—Long-Term Debt And Note Payable - Affiliate to the financial statements included in Item 1 of Part I of this report.

Subject to market conditions, and to the extent permitted under applicable debt covenants, Qwest Corporation may issue debt securities from time to time in the future primarily to refinance a portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors.

As of the filing date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Moody's Investors Service, Inc.	Caa3
Standard & Poor's	B-
Fitch Ratings	B+

Lumen's and Qwest Corporation's credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or borrowing costs. We cannot provide any assurances that we will be able to borrow additional funds on favorable terms, or at all. See Risk Factors—Financial Risks in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

From time to time over the past couple of years, we have engaged in various refinancings, redemptions, tender offers, exchange offers, open market purchases and other transactions designed to reduce our consolidated indebtedness, improve our financial flexibility or otherwise enhance our debt profile. Subject to restrictions under our debt covenants, and other limitations we expect to opportunistically pursue similar transactions in the future to the extent feasible. See Note 5—Long-Term Debt and Note Payable - Affiliate for additional information.

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

Pension and Post-retirement Benefit Obligations

Lumen Technologies is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2023, the accounting unfunded status of Lumen's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was approximately $769 million and approximately $1.9 billion, respectively. For additional information about Lumen's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pension and Post-Retirement Benefit Obligations" in Item 7 of Lumen's Annual Report on Form 10-K for the year ended December 31, 2023 and see Note 11—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.

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

The affiliate obligations, net in other within current liabilities and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the three months ended March 31, 2024, we made net settlement payments of $13 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2024, we expect to make aggregate settlement payments of $52 million to QCII under the plan.

For 2024, Lumen's expected annual long-term rate of return on pension plan assets is 6.5%. However, actual returns could be substantially different.

For additional information, see “Risk Factors—Financial Risks” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Federal Broadband Support Programs

In early 2020, the FCC created the Rural Digital Opportunity Fund (the "RDOF"), which is a federal support program designed to fund broadband development in rural America. For the first phase of this program, RDOF Phase I, the FCC ultimately awarded $6.4 billion in support payments to be paid in equal monthly installments over 10 years. Lumen Technologies was awarded RDOF funding in several of the states in which we operate and began receiving monthly support payments during the second quarter of 2022, our share of which is not material.

For additional information on these programs, see (i) Note 3—Revenue Recognition to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 (ii) "Business—Regulation of Our Business—Universal Service" in Item 1 of Part I of the same Annual Report (iii) "Risk Factors—Legal and Regulatory Risks" in Item 1A of Part I of the same Annual Report and (iv) the periodic reports filed by Lumen Technologies.

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and increase broadband regulation. In late 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants, including us. Although it remains premature to speculate on the ultimate impact of this legislation on us, we anticipate that the release of this funding would increase competition for broadband customers in newly-served areas. On April 25, 2024, the FCC re-adopted “net-neutrality” rules similar to those in effect between 2015 and 2018. These rules are expected to take effect mid-year, subject to the outcome of any legal challenges.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		$ Change
	2024	2023
	(Dollars in millions)
Net cash provided by operating activities	$471	596	(125)
Net cash used in investing activities	(274)	(598)	(324)
Net cash used in financing activities	(193)	(2)	191

Operating Activities

Net cash provided by operating activities decreased by $125 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to lower net income adjusted for non-cash income and expenses. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to collection of receivables and payments of interest expense, accounts payable and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities decreased by $324 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to a decrease in advances to affiliates, partially offset by an increase in capital expenditures.

Financing Activities

Net cash used in financing activities increased by $191 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to cash used to repay our term loan maturing in 2027, partially offset by an increase in timing of repayments of advances from affiliates.

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

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of March 31, 2024.

Market Risk

As of March 31, 2024, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies.

At March 31, 2024, we had approximately $2.0 billion (excluding finance lease and other obligations) of long-term debt outstanding which bears interest at fixed rates and is therefore not exposed to interest rate risk. At March 31, 2024, we had no floating rate debt. At March 31, 2024, we had no debt which was owed to an affiliate of our ultimate parent, Lumen Technologies, Inc. under the note payable-affiliate. The note payable-affiliate bears interest at a variable rate, which is based on a weighted average per annum interest rate of Lumen's outstanding borrowings for the interest period and therefore is exposed to potential interest rate risk.

Certain shortcomings are inherent in the method of analysis in evaluating our market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. Our analyses only incorporate the risk exposures that existed at March 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of March 31, 2024, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 8—Commitments, Contingencies and Other Items included in Item 1 of Part I of this report is incorporated herein by reference. The ultimate outcome of the matters described in Note 8 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which are supplemented by the disclosure immediately below:

Our affiliates may not realize some or all of the anticipated benefits from completing our debt transactions on March 22, 2024.

On March 22, 2024, Lumen, Level 3 and we completed transactions contemplated under our amended and restated transaction support agreement dated as of January 22, 2024, including extending the maturities of a substantial portion of Lumen’s consolidated near-term debt obligations, obtaining new credit facilities and raising $1.325 billion in new Level 3 debt capital. In connection with announcing the closing of these transactions, we indicated that they would provide Lumen and its subsidiaries with additional time to transform their operations and improve their consolidated financial performance.

In completing these transactions, Lumen and its subsidiaries incurred substantial transaction expenses, agreed to pay higher levels of interest and committed to more restrictive debt covenants, which collectively could have important consequences, including (i) limiting the ability of Lumen and its subsidiaries to obtain additional financing to fund future debt maturities, working capital, capital expenditures, acquisitions or other general corporate requirements, and increasing their cost of borrowing; (ii) requiring a substantial portion of their cash flows to be dedicated to payments on debt obligations instead of for other purposes; and (iii) various other potentially adverse consequences of carrying significant debt, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Moreover, the extension of Lumen’s consolidated debt maturities may not afford it a sufficient amount of time to implement its transformation plans. For all these reasons and more, Lumen and its subsidiaries may not realize some or all of the anticipated benefits from completing the March 22, 2024 transactions.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended March 31, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2024.

QWEST CORPORATION
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)