Form 10-Q
period 2024-06-30
QWEST CORP
filed 2024-08-06
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-03040

QWEST CORPORATION
(Exact name of registrant as specified in its charter)

Colorado			84-0273800
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
931 14th Street,	Denver,	Colorado	80202
(Address of principal executive offices)			(Zip Code)
(318) 388-9000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
6.5% Notes Due 2056	CTBB	New York Stock Exchange
6.75% Notes Due 2057	CTDD	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
All of the capital stock of the registrant is held by an affiliate of the registrant. None of the capital stock is publicly held.

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

•the ability of us and our affiliates to attain the anticipated benefits of the March 22, 2024 debt transactions:

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

•the effects of adverse weather, terrorism, epidemics, pandemics, rioting, vandalism, societal unrest, political discord, or other natural or man-made disasters or disturbances;

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

Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, our assessment of regulatory, technological, industry, competitive, economic and market conditions as of such date. We may change our intentions, strategies or plans (including our capital allocation plans) at any time and without notice, based upon any changes in such factors or otherwise.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$829	964	1,675	1,945
Operating revenue—affiliates	560	503	1,106	1,063
Total operating revenue	1,389	1,467	2,781	3,008
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	373	404	743	791
Selling, general and administrative	118	116	246	244
Operating expenses—affiliates	181	184	393	375
Depreciation and amortization	187	203	374	400
Total operating expenses	859	907	1,756	1,810
OPERATING INCOME	530	560	1,025	1,198
OTHER (EXPENSE) INCOME
Interest expense	(14)	(25)	(33)	(52)
Interest income—affiliate, net	4	1	6	2
Other (expense) income, net	(2)	3	(1)	4
Total other expense, net	(12)	(21)	(28)	(46)
INCOME BEFORE INCOME TAX EXPENSE	518	539	997	1,152
Income tax expense	140	141	266	300
NET INCOME	$378	398	731	852
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2024	December 31, 2023
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18	10
Accounts receivable, less allowance of $35 and $34	246	261
Advances to affiliates	195	—
Other	151	144
Total current assets	610	415
Property, plant and equipment, net of accumulated depreciation of $8,576 and $8,239	8,810	8,700
GOODWILL AND OTHER ASSETS
Goodwill	6,955	6,955
Other intangible assets, net	92	103
Other, net	159	164
Total goodwill and other assets	7,206	7,222
TOTAL ASSETS	$16,626	16,337
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1	1
Accounts payable	270	362
Advances from affiliates	—	61
Accrued expenses and other liabilities
Salaries and benefits	107	130
Income and other taxes	84	96
Other	122	121
Current portion of deferred revenue	152	162
Total current liabilities	736	933
LONG-TERM DEBT	1,940	2,156
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,303	1,318
Affiliate obligations, net	468	495
Other	692	679
Total deferred credits and other liabilities	2,463	2,492
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	1,437	706
Total stockholder's equity	11,487	10,756
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$16,626	16,337
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$731	852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	374	400
Deferred income taxes	(15)	(17)
Provision for uncollectible accounts	29	28
Changes in current assets and liabilities:
Accounts receivable	(14)	(70)
Accounts payable	(12)	31
Accrued income and other taxes	(12)	3
Other current assets and liabilities, net	(39)	(48)
Changes in other noncurrent assets and liabilities, net	15	33
Changes in affiliate obligations, net	(27)	(30)
Other, net	(11)	4
Net cash provided by operating activities	1,019	1,186
INVESTING ACTIVITIES
Capital expenditures	(545)	(459)
Changes in advances to affiliates	(195)	(730)
Proceeds from sale of property, plant and equipment and other assets	5	2
Net cash used in investing activities	(735)	(1,187)
FINANCING ACTIVITIES
Payments of long-term debt	(215)	(2)
Changes in advances from affiliates	(61)	—
Net cash used in financing activities	(276)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	8	(3)
Cash, cash equivalents and restricted cash at beginning of period	12	10
Cash, cash equivalents and restricted cash at end of period	$20	7
Supplemental cash flow information:
Income taxes paid, net	$(262)	(302)
Interest paid, including affiliate interest (net of capitalized interest of $38 and $22)	$(33)	(53)
Supplemental noncash information regarding financing activities:
Repayment of long-term debt in exchange for advances from affiliates	$215	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$18	5
Restricted cash - noncurrent	2	2
Total	$20	7
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	1,059	3,971	706	3,517
Net income	378	398	731	852
Balance at end of period	1,437	4,369	1,437	4,369
TOTAL STOCKHOLDER'S EQUITY	$11,487	14,419	11,487	14,419
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
References in this report to "QC," "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries. References to "Lumen Technologies" or "Lumen" refers to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, including Level 3 Parent, LLC ("Level 3") and Level 3 Financing, Inc. (“Level 3 Financing”).

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

During 2023, we identified errors in our previously reported consolidated financial statements related to accounts receivable and accounts payable. The errors are the result of understated revenues from one of our legacy mainframe billing systems and understated network expenses for periods prior to 2021.We have recorded an increase to our retained earnings by $13 million, reflected in our January 1, 2023 and June 30, 2023 retained earnings in our consolidated statements of stockholders' equity in this report. Refer to Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

Segments

Our operations are integrated into and reported as part of Lumen Technologies. Lumen's chief operating decision maker ("CODM") is our CODM. The CODM reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.

Change in Accounting Estimates

Effective January 1, 2024, we changed our method of depreciation and amortization for incumbent local exchange carriers ("ILEC") and certain competitive local exchange carriers ("CLEC") fixed assets from the group method of depreciation to straight line by individual asset method. Historically, we have used the group method of depreciation for the property, plant and equipment and amortization of certain intangible capitalized software assets of our ILECs and certain CLECs. Under the group method, all like kind assets were combined into common pools and depreciated under composite depreciation rates. Recent business divestitures by our parent company and asset sales have significantly reduced our composite asset base. We believe the straight-line depreciation method for individual assets is preferable to the group method as it will result in a more precise estimate of depreciation expense and will result in a consistent depreciation method for all our subsidiaries. This change in the method of depreciation and amortization is considered a change in accounting estimate inseparable from a change in accounting principle. The change in accounting estimate decreased depreciation and amortization expense $24 million, $18 million net of tax, and $48 million, $36 million net of tax, for the three and six months ended June 30, 2024, respectively.

Additionally, during the first quarter of 2024, we updated our analysis of economic lives of owned fiber network assets. As of January 1, 2024, we extended the estimated economic life and depreciation period of such assets from 25 years to 30 years to better reflect the physical life of the assets that we have experienced and absence of technological changes that would replace fiber. The change in accounting estimate decreased depreciation expense by approximately $6 million, $4 million net of tax, and by $12 million, $9 million net of tax, for the three and six months ended June 30, 2024, respectively.

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted Accounting Pronouncements

Supplier Finance Programs

On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and potential magnitude of program transactions. The adoption of ASU 2022-04 did not have any impact on our consolidated financial statements.

Credit Losses

On January 1, 2023, we adopted ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). The ASU eliminates the TDR recognition and measurement guidance, enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The adoption of ASU 2022-02 did not have any impact on our consolidated financial statements.

Adoption of Other ASU With No Impact

On January 1, 2024, we adopted ASU 2023-01, “Leases (Topic 842): Common Control Arrangements”, and ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The adoption of these ASUs did not have any impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires public business entities to annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will become effective for us in the fiscal year 2025 and early adoption is permitted. As of June 30, 2024, we had not early adopted this ASU and are currently evaluating its impact on our consolidated financial statements, including our annual disclosure within our Income Taxes note.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU will become effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. As of June 30, 2024, we had not early adopted this ASU and are currently evaluating its impact on our consolidated financial statements.

(2) Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Goodwill (1)	$6,955	6,955
Other intangible assets, less accumulated amortization of $1,953 and $1,966	$92	103
______________________________________________________________________
(1)    Goodwill at June 30, 2024 and December 31, 2023 is net of accumulated impairment losses of $2.4 billion.

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

Second Quarter 2023 Goodwill Impairment Analysis

The sustained decline in Lumen's share price during the second quarter of 2023 was considered a triggering event requiring evaluation of goodwill impairment; as such, we estimated the fair value using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which supported a range of fair values derived from annualized revenue and Earnings Before Interest, Tax, Depreciation and Amortization ("EBITDA") multiples between 1.5x and 4.3x and 4.6x and 10.5x, respectively. We selected a revenue multiple within and an EBITDA multiple below these comparable market multiples. For the three months ended June 30, 2023, based on our assessment performed as described above, we concluded that goodwill was not impaired.

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

As of June 30, 2024, the gross carrying amount of goodwill and other intangible assets was $9 billion. The amortization expense for finite-lived intangible assets for the three months ended June 30, 2024 and 2023 totaled $12 million and $16 million, respectively, and for the six months ended June 30, 2024 and 2023 totaled $25 million and $33 million, respectively.

We estimate that future total amortization expense for finite-lived intangible assets will be as follows:

(Dollars in millions)
2024 (remaining six months)	$16
2025	27
2026	16
2027	12
2028	9
2029 and thereafter	12

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

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice and private line services;

•Nurture, which includes our more mature offerings, including primarily ethernet;

•Grow, which includes existing and emerging products and services in which we are significantly investing, including dark fiber and wavelengths services; and

•Affiliate Services, which are (i) communications services that we provide to our affiliates and also provide to external customers and (ii) application development and support services that we provide to our affiliates, as described further in Note 8—Affiliate Transactions.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$237	(20)	217	283	(24)	259
Voice and Other	132	(4)	128	150	(4)	146
Fiber Broadband	98	(3)	95	123	(3)	120
Harvest	240	(31)	209	275	(36)	239
Nurture	89	(2)	87	94	(2)	92
Grow	33	(2)	31	39	—	39
Affiliate Services	560	(12)	548	503	(11)	492
Total revenue	$1,389	(74)	1,315	1,467	(80)	1,387

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$489	(41)	448	576	(49)	527
Voice and Other	265	(8)	257	306	(8)	298
Fiber Broadband	197	(6)	191	245	(6)	239
Harvest	479	(63)	416	542	(73)	469
Nurture	178	(4)	174	199	(4)	195
Grow	67	(2)	65	77	—	77
Affiliate Services	1,106	(24)	1,082	1,063	(22)	1,041
Total revenue	$2,781	(148)	2,633	3,008	(162)	2,846
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

For the three months ended June 30, 2024 and 2023, our gross rental revenue was $71 million and $78 million, respectively, which represented approximately 5% of our operating revenue for both periods. For the six months ended June 30, 2024 and 2023, our gross rental revenue was $142 million and $158 million, respectively, which represented approximately 5% of our operating revenue for both periods.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Customer receivables (1)	$228	210
Contract assets	7	7
Contract liabilities	245	269
______________________________________________________________________
(1)Reflects gross customer receivables, including gross affiliate receivables, of $258 million and $239 million, net of allowance for credit losses of $30 million and $29 million, at June 30, 2024 and December 31, 2023, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue in our consolidated balance sheets. During the three and six months ended June 30, 2024, we recognized $13 million and $148 million, respectively, of revenue that was included in contract liabilities of $269 million as of January 1, 2024. During the three and six months ended of June 30, 2023, we recognized $10 million and $149 million, respectively, of revenue that was included in contract liabilities of $343 million as of January 1, 2023.

Performance Obligations

As of June 30, 2024, we expect to recognize approximately $2.7 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of June 30, 2024, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2024, 2025 and thereafter was $721 million, $1.0 billion and $996 million, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning Balance	$57	47	58	46
Cost Incurred	9	9	13	9
Amortization	(10)	(9)	(12)	(10)
Ending Balances	$56	47	59	45

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning Balance	$58	46	61	46
Cost incurred	19	19	22	19
Amortization	(21)	(18)	(24)	(20)
Ending Balances	$56	47	59	45

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the six months ended June 30, 2024:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2023	$14	20	34
Provision for expected losses	7	22	29
Write-offs charged against the allowance	(6)	(23)	(29)
Recoveries collected	—	1	1
Ending balance at June 30, 2024	$15	20	35

(5) Long-Term Debt

The following table reflects our consolidated long-term debt as of the dates indicated below, including unamortized discounts and premiums and unamortized debt issuance costs:

	Interest Rates (1)	Maturities (1)	June 30, 2024	December 31, 2023
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2025-2057	$1,986	1,986
Term loan (2)	SOFR + 2.50%	2027	—	215
Finance lease and other obligations	Various	Various	4	4
Unamortized premiums, net			2	4
Unamortized debt issuance costs			(51)	(52)
Total long-term debt			$1,941	2,157
Less current maturities			(1)	(1)
Long-term debt, excluding current maturities			$1,940	2,156
_______________________________________________________________________________
(1)As of June 30, 2024.
(2)The Term Loan had an interest rate of 7.970% as of December 31, 2023.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2024 (excluding unamortized premiums, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)
2024 (remaining six months)	$—
2025	251
2026	1
2027	1
2028	—
2029 and thereafter	1,737
Total long-term debt	$1,990

Impact of Recent Debt Transactions

On March 22, 2024 (the "Effective Date"), Lumen Technologies, Level 3 Financing, Qwest Corporation and a group of creditors holding a majority of our consolidated debt completed transactions contemplated under the amended and restated transaction support agreement ("TSA") that such parties entered into on January 22, 2024 (the "TSA Transactions"), including the termination, repayment or exchange of previous commitments and debt and the issuance of new term loan facilities, notes, and revolving credit facilities.

For additional information about the TSA Transactions, see (i) the other information included in this report, (ii) our Current Report on Form 8-K dated March 22, 2024 and (iii) Note 5—Long-Term Debt and Note Payable—Affiliate to the financial statements included in Item 1 of Part I of our Quarterly Report on Form 10-Q for the three months ended March 31, 2024.

Qwest Guarantees of Lumen Debt

Lumen’s obligations under its new credit agreements entered into on March 22, 2024 and its new superpriority secured senior notes issued on March 22, 2024 are unsecured, but Qwest Corporation and certain of its subsidiaries have provided an unconditional unsecured guarantee of payment of Lumen’s obligations under these agreements and senior notes.

Senior Notes and Intercompany Debt

For information about our senior notes and intercompany debt arrangement, see Note 6—Long-Term Debt and Note Payable - Affiliate to the financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Compliance

As of June 30, 2024, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

(6) Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workloads due to reduced demand for certain services.

During April 2024, we reduced our workforce by approximately 3% as a part of our efforts to change our workforce composition to reflect our ongoing transformation and cost reduction opportunities that align with our shapeshifting and focus on our strategic priorities. As a result of this plan, we incurred severance and related costs of approximately $25 million. We have not incurred, and do not expect to incur, material impairment or exit costs related to this workforce reduction.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2023	$1
Accrued to expense	29
Payments, net	(23)
Balance at June 30, 2024	$7

(7) Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, advances to and from affiliates, accounts payable and long-term debt, excluding finance lease and other obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, advances to and from affiliates and accounts payable approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of June 30, 2024 and December 31, 2023, as well as the input level used to determine the fair values indicated below:

		June 30, 2024		December 31, 2023
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$1,937	956	2,153	1,162

(8) Affiliate Transactions

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

For the three months ended June 30, 2024 and 2023, direct affiliate revenue was $417 million and $367 million and allocated affiliate revenue was $143 million and $136 million, respectively. For the six months ended June 30, 2024 and 2023, direct affiliate revenue was $818 million and $794 million and allocated affiliate revenue was $288 million and $269 million, respectively.

We also purchase services from our affiliates including telecommunication services, insurance, flight services and other support services such as legal, regulatory, finance administration and executive support. Our affiliates charge us for these services using the allocation methodologies described above.

(9) Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at June 30, 2024 we had accrued $17 million in the aggregate for our litigation and non-income tax contingencies, which is included in Other under Current Liabilities or Other under Deferred Credits and Other Liabilities in our consolidated balance sheet as of such date. We cannot at this time estimate the reasonably possible loss or range of loss, if any in excess of this $17 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Principal Proceedings

Lead-Sheathed Cable Environmental Litigation

Parish of St. Mary. On July 9, 2024, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, case no. 138575 asserting claims on behalf of all parishes, municipalities, and citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law.

Blum. On November 6, 2023, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, case no. 137935 asserting claims on behalf of all citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T, BellSouth, Verizon, and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law. The case has been removed to Federal Court in the United States District Court Western District of Louisiana Lafayette Division, case no. 6:23-CV-01748.

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

We have settled the consumer and securities investor class actions, and the derivative actions.

Qwest has engaged in discussions regarding related claims with a number of state attorneys general, and has entered into agreements settling certain of the consumer practices claims asserted by several state attorneys general.

Huawei Network Deployment Investigations

Qwest has received requests from the following federal agencies for information relating to the use of equipment manufactured by Huawei Technologies Company ("Huawei") in networks operated by Lumen and Qwest.

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

The matters listed in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 14—Commitments, Contingencies and Other Items to the financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings we currently consider immaterial may ultimately affect us materially.

(10) Dividends

From time to time we may declare and pay dividends to our direct parent company, Qwest Services Corporation ("QSC"), sometimes in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not currently limit the amount of dividends we can pay to QSC.

During the six months ended June 30, 2024 and June 30, 2023, we declared and paid no dividends to QSC. Dividends paid, when applicable, are reflected on our consolidated statements of cash flows as financing activities.

(11) Other Financial Information

Other Current Assets

The following table presents details of other current assets on our consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Prepaid expenses	$57	48
Contract acquisition costs	31	34
Contract fulfillment costs	28	28
Assets held for sale	29	29
Other	6	5
Total other current assets	$151	144

Other Current Liabilities

The following table presents details of other current liabilities on our consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Current affiliate obligation	$52	52
Current operating lease liability	18	20
Other	52	49
Total other current liabilities	$122	121

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities on our consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Unrecognized tax benefits	$461	442
Noncurrent operating lease liability	44	47
Other	187	190
Total other noncurrent liabilities	$692	679

(12) Labor Union Contracts

As of June 30, 2024, approximately 42% of our employees were represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). 1% of our represented employees are subject to collective bargaining agreements that are scheduled to expire within the twelve-month period ending June 30, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report to "QC," "Qwest," "we," "us" and "our" refer to Qwest Corporation and its consolidated subsidiaries.
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

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2023, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

At June 30, 2024, we served approximately 1.9 million broadband subscribers. Our methodology for counting broadband subscribers may be different than the methodologies used by other companies.

Macroeconomic Changes

Over the past few years, macroeconomic changes have impacted us and our customers in several ways. On a regular basis, we review and rationalize our lease footprint and may incur accelerated lease costs when we determine to cease using underutilized leased property locations. We did not incur material accelerated lease costs during the six months ended June 30, 2024.

Additionally, we believe macroeconomic changes over the past few years have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives and (iv) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

Industry developments over the past few years have increased fiber construction demand. The resulting increase in construction labor rates increased the cost of enabling units to be capable of receiving our fiber broadband services. From time to time, we believe these factors contributed to a delay in attaining our Quantum Fiber buildout targets.

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

These above-mentioned macroeconomic factors, coupled with dis-synergies resulting from our affiliates' 2022 and 2023 divestitures, changes in customer preferences and negotiations with our creditors through the end of the first quarter of 2024, placed additional pressures on our financial performance. These developments contributed to us recognizing $2.4 billion in goodwill impairment charges in 2023. Some of these pressures continue to impact us. To the extent these pressures continue, we could experience additional deterioration in our projected cash flows, or make significant changes to the assumed discount rates or market multiples that we use to determine the fair value of our reporting unit. Any of these could result in additional future impairments of our approximately $7.0 billion of remaining goodwill.

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

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice and private line services;

•Nurture, which includes our more mature offerings, including primarily ethernet;

•Grow, which includes existing and emerging products and services in which we are significantly investing, including dark fiber and wavelengths services; and

•Affiliate Services, which are (i) communications services that we provide to our affiliates and also provide to external customers and (ii) application development and support services that we provide to our affiliates, as described further in Note 8—Affiliate Transactions.

From time to time, we may change the categorization of our products and services.

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Operating revenue	$1,389	1,467	2,781	3,008
Operating expenses	859	907	1,756	1,810
Operating income	530	560	1,025	1,198
Total other expense, net	(12)	(21)	(28)	(46)
Income before income taxes	518	539	997	1,152
Income tax expense	140	141	266	300
Net income	$378	398	731	852

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen's business included in Lumen's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under our revenue categories described in Note 3—Revenue Recognition:

	Three Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Other Broadband	$237	283	(16)%
Voice and Other	132	150	(12)%
Fiber Broadband	98	123	(20)%
Harvest	240	275	(13)%
Nurture	89	94	(5)%
Grow	33	39	(15)%
Affiliate Services	560	503	11%
Total revenue	$1,389	1,467	(5)%

	Six Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Other Broadband	$489	576	(15)%
Voice and Other	265	306	(13)%
Fiber Broadband	197	245	(20)%
Harvest	479	542	(12)%
Nurture	178	199	(11)%
Grow	67	77	(13)%
Affiliate Services	1,106	1,063	4%
Total operating revenue	$2,781	3,008	(8)%

Total operating revenue decreased by $78 million and $227 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. Within each product category, these decreases were primarily due to the following factors:

•Decreases in Other Broadband by $46 million and $87 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 primarily due to fewer customers for our lower speed copper-based broadband services;

•Decreases in Voice and Other by $18 million and $41 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 primarily due to a decrease of $18 million and $40 million from the continued loss of copper-based voice customers;

•Decreases in Fiber Broadband by $25 million and $48 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 driven by fewer fiber subscribers, primarily as a result of migrations to the Quantum Fiber services offered by Lumen (which bills customers for such services and pays us for use of our network in providing such services, as further described below);

•Decreases in Harvest by $35 million and $63 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 primary attributable to decrease in private line services of $17 million and $22 million, respectively, as well as declines in legacy voice services for business customers of $8 million and $22 million, respectively;

•Decreases in Nurture by $5 million and $21 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 primarily due to declines in Ethernet services; and

•Decreases in Grow by $6 million and $10 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 primarily due to declines in wavelengths services;

Affiliate services revenue also increased $57 million and $43 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 primarily due to $50 million and $24 million increase in fiber broadband and other direct telecommunication services provided to our affiliates, and $7 million and $19 million allocated employee services allocated to our affiliates.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$373	404	(8)%
Selling, general and administrative	118	116	2%
Operating expenses - affiliates	181	184	(2)%
Depreciation and amortization	187	203	(8)%
Total operating expenses	$859	907	(5)%

	Six Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$743	791	(6)%
Selling, general and administrative	246	244	1%
Operating expenses - affiliates	393	375	5%
Depreciation and amortization	374	400	(7)%
Total operating expenses	$1,756	1,810	(3)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $31 million and $48 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. The decrease was primarily due to lower employee-related expenses of $26 million and $47 million.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2 million for both the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 primarily due to a $29 million and $39 million increase in employee related expenses inclusive of severance costs, partially offset by (i) a $7 million and $14 million decline in marketing and advertising expense, (ii) a $8 million and $9 million decrease in property and other taxes, and (iii) a $4 million and $8 million decrease in external commissions, respectively.

Operating Expenses - Affiliates

Operating expenses - affiliates decreased by $3 million and increased by $18 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. The increase for the six months ended June 30, 2024 was primarily due to $30 million of higher allocated employee and professional services provided to us by our affiliates, partially offset by a decrease of $12 million in direct telecommunication services charged to us by affiliates.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Depreciation	$175	187	(6)%
Amortization	12	16	(25)%
Total depreciation and amortization	$187	203	(8)%

	Six Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Depreciation	$349	367	(5)%
Amortization	25	33	(24)%
Total depreciation and amortization	$374	400	(6)%

Depreciation expense decreased by $12 million and $18 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 primarily due to a decrease of $20 million and $39 million, respectively, resulting from changes in the method of depreciation from the group method of depreciation to straight line by individual asset method and a decrease of $6 million and $12 million, respectively, due to changes in depreciation lives of fiber assets as discussed in Note 1—Background and Summary of Significant Accounting Policies. These decreases were partially offset by an increase of $14 million and $34 million, respectively, due to net growth in depreciable assets.

Amortization expense decreased by $4 million and $8 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 primarily due to a decrease of $4 million and $9 million, respectively, associated with changes in the method of amortization from the group method to straight line by individual asset method.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Interest expense	$(14)	(25)	(44)%
Interest income - affiliate, net	4	1	nm
Other (expense) income, net	(2)	3	nm
Total other expense, net	$(12)	(21)	(43)%
Income tax expense	$140	141	(1)%

	Six Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Interest expense	$(33)	(52)	(37)%
Interest income - affiliate	6	2	nm
Other (expense) income, net	(1)	4	nm
Total other expense, net	$(28)	(46)	(39)%
Income tax expense	$266	300	(11)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $11 million and $19 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. These declines were primarily due to (i) a decrease of approximately $216 million and $108 million, respectively, in average net debt for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 and (ii) higher capitalized interest of $7 million and $16 million for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. Additionally, the average interest rate decreased from 6.78% to 6.73% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2024. For the six months ended June 30, 2024, these decreases were partially offset by an increase in our average interest rate from 6.77% to 6.79% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2024. See Note 5—Long-Term Debt and Liquidity and Capital Resources below for additional information about our debt.

Interest Income - Affiliate, Net

Interest income - affiliate, net increased by $3 million and $4 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. The increase in interest income - affiliate, net was primarily due to a higher average receivable from affiliates during the quarter.

Income Tax Expense
For the three and six months ended June 30, 2024, our effective tax rates were 27.0% and 26.7%, respectively. For the three and six months ended June 30, 2023, our effective tax rates were 26.2% and 26.0%, respectively.

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

In August 2022, the Inflation Reduction Act was signed into law, which, among other things, implemented a corporate alternative minimum tax (“CAMT”) on adjusted financial statement income effective for tax periods occurring after December 31, 2022. The CAMT had no material impact on our financial results as of December 31, 2023. In addition, the Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation, some of which are effective for tax periods after December 31, 2023. While the global minimum tax will increase our administrative and compliance burdens, we expect that it will have an immaterial impact on our financial statements for the tax period ending December 31, 2024.

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

Debt and Other Financing Arrangements

On March 22, 2024, Lumen completed the TSA Transactions with a group of Consenting Debtholders representing over $15 billion of Lumen's outstanding consolidated long-term debt to, among other things, (i) extend maturities of the debt instruments of Lumen and Level 3 Financing, (ii) fund the repayment of all amounts owed under our term loans maturing in 2027 and (iii) provide for the Qwest Guarantors to guarantee Lumen’s obligations under its newly-established credit agreements and newly-issued superpriority senior notes. As of June 30, 2024, we had a face amount of approximately $2.0 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net and unamortized debt issuance costs). None of our outstanding debt is due in the next 12 months (excluding finance lease obligations). For more information on the terms and impact of the TSA Transactions and our consolidated debt, see Note 5—Long-Term Debt to the financial statements included in Item 1 of Part I of this report.

Subject to market conditions, and to the extent permitted under applicable debt covenants, Qwest Corporation may issue debt securities from time to time primarily to refinance a portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors.

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

Potential Transactions Impacting Liquidity

From time to time over the past couple of years, we have engaged in various debt, refinancings, redemptions, tender offers, exchange offers, open market purchases and other transactions designed to reduce our consolidated indebtedness, extend our debt maturities, improve our financial flexibility or otherwise enhance our debt profile. Subject to market conditions, restrictions under our debt covenants, and other limitations, we expect to opportunistically pursue similar transactions in the future to the extent feasible. See Note 5—Long-Term Debt for additional information.

Note Payable - Affiliate

We are permitted to borrow up to $2.0 billion from our parent Lumen Technologies under a revolving promissory note. On September 30, 2022, we repaid all amounts owed to Lumen Technologies under this promissory note. Since that time, we have not owed any amounts to Lumen Technologies under this promissory note.

Dividends

We periodically pay dividends to QSC, our direct parent company, which reduce our capital resources for debt repayments and other purposes. For additional information, see (i) our consolidated statements of cash flows and stockholder's equity, (ii) Note 10—Dividends and (iii) the discussion above under the heading "Overview".

Pension and Post-retirement Benefit Obligations

Lumen Technologies is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2023, the accounting unfunded status of Lumen's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was approximately $769 million and approximately $1.9 billion, respectively. For additional information about Lumen's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pension and Post-Retirement Benefit Obligations" in Item 7 of Lumen's Annual Report on Form 10-K for the year ended December 31, 2023; also see Note 11—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.

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

The affiliate obligations, net shown in Other within current liabilities and noncurrent liabilities on our consolidated balance sheets, primarily represent the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the six months ended June 30, 2024, we made net settlement payments of $26 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2024, we expect to make aggregate settlement payments of $52 million to QCII under the plan.

For 2024, Lumen's expected annual long-term rate of return on pension plan assets is 6.5%. However, actual returns, if any, could be substantially different.

For additional information, see “Risk Factors—Financial Risks” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Federal Broadband Support Programs

In early 2020, the FCC created the Rural Digital Opportunity Fund (the "RDOF"), which is a federal support program designed to fund broadband development in rural America. For the first phase of this program, RDOF Phase I, the FCC awarded $6.4 billion in support payments to be paid in equal monthly installments over 10 years. Lumen Technologies was awarded RDOF funding in several of the states in which we operate and began receiving monthly support payments during the second quarter of 2022, our share of which is not material.

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

On April 25, 2024, the FCC adopted “net neutrality” rules regulating broadband internet services as “telecommunications services” in a manner comparable to rules in effect between 2015 and 2018. It is unclear if currently pending legal challenges of these rules will succeed. If the rules withstand these challenges, it is also unclear how the FCC will implement and enforce them. We remain committed to providing open and robust broadband services to all our customers regardless of the applicable regulatory regime. Nonetheless, it is possible that implementation of these new rules could impact how we provide our services, and could significantly increase our operational, legal and compliance costs.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended June 30,		$ Change
	2024	2023
	(Dollars in millions)
Net cash provided by operating activities	$1,019	1,186	(167)
Net cash used in investing activities	(735)	(1,187)	(452)
Net cash used in financing activities	(276)	(2)	274

Operating Activities

Net cash provided by operating activities decreased by $167 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to lower net income adjusted for non-cash income and expenses. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to collection of receivables and payments of interest expense, accounts payable and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities decreased by $452 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to a decrease in advances to affiliates, partially offset by an increase in capital expenditures.

Financing Activities

Net cash used in financing activities increased by $274 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due repayment of our term loan maturing in 2027 as well as an increase due to timing of repayments of advances from affiliates.

See Note 5—Long-Term Debt, for additional information on our outstanding debt securities and financing activities.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 9—Commitments, Contingencies and Other Items for additional information.

Our network includes some residual lead-sheathed copper cables installed years ago. These lead-sheathed cables constitute a small portion of our network. Due to media coverage over the past year of potential health and environmental risks associated with these cables, we anticipate incurring certain investigative costs. We also may incur other costs from related proceedings, including litigation, regulatory initiatives, and remediation. As June 30, 2024, we have not accrued for any such potential costs and will only accrue when such costs are probable and reasonably estimable. For additional information about related litigation and potential risks, see Note 9—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report, and the risk factor disclosures incorporated by reference herein under “Risk Factors” in Item 1A of Part II of this report.

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of June 30, 2024.

Market Risk

As of June 30, 2024, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations, amended and restated revolving promissory note and fluctuations in certain foreign currencies.

At June 30, 2024, we had approximately $2.0 billion (excluding finance lease and other obligations) of long-term debt outstanding which bears interest at fixed rates and is therefore not exposed to interest rate risk. At June 30, 2024, we had no floating rate debt.

Certain shortcomings are inherent in the method of analysis in evaluating our market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. Our analyses only incorporate the risk exposures that existed at June 30, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of June 30, 2024, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 9—Commitments, Contingencies and Other Items included in Item 1 of Part I of this report is incorporated herein by reference. The ultimate outcome of the matters described in Note 9 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the disclosures included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended June 30, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2024.

QWEST CORPORATION
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)