Form 10-Q
period 2024-09-30
QWEST CORP
filed 2024-11-05
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

•statements concerning our completed, pending or proposed transactions, investments, product development, transformation plans, participation in government programs, Quantum Fiber initiatives, deleveraging plans, and other initiatives, including benefits or costs associated therewith;

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

•the negative impact of increases in the costs of Lumen’s pension, healthcare, post-employment or other benefits, including those caused by changes in capital markets, interest rates, mortality rates, demographics, regulations;

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

•our ability to continue to use intellectual property used to conduct our operations;

•any adverse developments in legal or regulatory proceedings involving us or our affiliates, including Lumen Technologies;

•changes in tax, trade, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from governmental programs promoting broadband development;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$793	924	2,468	2,869
Operating revenue—affiliates	570	526	1,676	1,589
Total operating revenue	1,363	1,450	4,144	4,458
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	389	416	1,132	1,207
Selling, general and administrative	111	118	357	362
Operating expenses—affiliates	182	225	575	600
Depreciation and amortization	183	207	557	607
Total operating expenses	865	966	2,621	2,776
OPERATING INCOME	498	484	1,523	1,682
OTHER (EXPENSE) INCOME
Interest expense, net	(11)	(23)	(44)	(75)
Interest income—affiliate, net	8	5	14	7
Other income, net	2	1	1	5
Total other expense, net	(1)	(17)	(29)	(63)
INCOME BEFORE INCOME TAX EXPENSE	497	467	1,494	1,619
Income tax expense	132	126	398	426
NET INCOME	$365	341	1,096	1,193
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2024	December 31, 2023
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22	10
Accounts receivable, less allowance of $31 and $34	217	261
Advances to affiliates	576	—
Other	133	144
Total current assets	948	415
Property, plant and equipment, net of accumulated depreciation of $8,748 and $8,239	8,829	8,700
GOODWILL AND OTHER ASSETS
Goodwill	6,955	6,955
Other intangible assets, net	92	103
Other, net	164	164
Total goodwill and other assets	7,211	7,222
TOTAL ASSETS	$16,988	16,337
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$241	1
Accounts payable	239	362
Advances from affiliates	—	61
Accrued expenses and other liabilities
Salaries and benefits	131	130
Income and other taxes	108	96
Other	121	121
Current portion of deferred revenue	147	162
Total current liabilities	987	933
LONG-TERM DEBT	1,689	2,156
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,295	1,318
Affiliate obligations, net	454	495
Other	711	679
Total deferred credits and other liabilities	2,460	2,492
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	1,802	706
Total stockholder's equity	11,852	10,756
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$16,988	16,337
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,096	1,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	557	607
Deferred income taxes	(23)	(21)
Provision for uncollectible accounts	35	51
Changes in current assets and liabilities:
Accounts receivable	9	(9)
Accounts payable	(16)	11
Accrued income and other taxes	12	22
Other current assets and liabilities, net	(6)	(23)
Changes in other noncurrent assets and liabilities, net	30	33
Changes in affiliate obligations, net	(41)	(46)
Other, net	(7)	4
Net cash provided by operating activities	1,646	1,822
INVESTING ACTIVITIES
Capital expenditures	(776)	(773)
Changes in advances to affiliates	(576)	(1,057)
Proceeds from sale of property, plant and equipment and other assets	6	10
Net cash used in investing activities	(1,346)	(1,820)
FINANCING ACTIVITIES
Payments of long-term debt	(227)	(2)
Changes in advances from affiliates	(61)	—
Net cash used in financing activities	(288)	(2)
Net increase in cash, cash equivalents and restricted cash	12	—
Cash, cash equivalents and restricted cash at beginning of period	12	10
Cash, cash equivalents and restricted cash at end of period	$24	10
Supplemental cash flow information:
Income taxes paid, net	$(393)	(423)
Interest paid, including affiliate interest (net of capitalized interest of $60 and $37)	$(47)	(79)
Supplemental noncash information regarding financing activities:
Repayment of long-term debt in exchange for advances from affiliates	$215	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$22	8
Restricted cash - noncurrent	2	2
Total	$24	10
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	1,437	4,369	706	3,517
Net income	365	341	1,096	1,193
Balance at end of period	1,802	4,710	1,802	4,710
TOTAL STOCKHOLDER'S EQUITY	$11,852	14,760	11,852	14,760
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

Note 1—Background

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

During 2023, we identified errors in our previously reported consolidated financial statements related to accounts receivable and accounts payable. The errors are the result of understated revenues from one of our legacy mainframe billing systems and understated network expenses for periods prior to 2021. We have recorded an increase to our retained earnings by $13 million, reflected in our January 1, 2023 and September 30, 2023 retained earnings in our consolidated statements of stockholders' equity in this report. Refer to Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

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

Change in Accounting Estimates

Effective January 1, 2024, we changed our method of depreciation and amortization for incumbent local exchange carriers ("ILEC") and certain competitive local exchange carriers ("CLEC") fixed assets from the group method of depreciation to straight line by individual asset method. Historically, we have used the group method of depreciation for the property, plant and equipment and amortization of certain intangible capitalized software assets of our ILECs and certain CLECs. Under the group method, all like kind assets were combined into common pools and depreciated under composite depreciation rates. Recent business divestitures by our parent company and asset sales have significantly reduced our composite asset base. We believe the straight-line depreciation method for individual assets is preferable to the group method as it will result in a more precise estimate of depreciation expense and will result in a consistent depreciation method for all our subsidiaries. This change in the method of depreciation and amortization is considered a change in accounting estimate inseparable from a change in accounting principle. The change in accounting estimate decreased depreciation and amortization expense $30 million, $23 million net of tax, and $78 million, $59 million net of tax, for the three and nine months ended September 30, 2024, respectively.

Additionally, during the first quarter of 2024, we updated our analysis of economic lives of owned fiber network assets. As of January 1, 2024, we extended the estimated economic life and depreciation period of such assets from 25 years to 30 years to better reflect the physical life of the assets that we have experienced and absence of technological changes that would replace fiber. The change in accounting estimate decreased depreciation expense by approximately $6 million, $4 million net of tax, and by $18 million, $13 million net of tax, for the three and nine months ended September 30, 2024, respectively.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires public business entities to annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will become effective for us in the fiscal year 2025 and early adoption is permitted. As of September 30, 2024, we have not early adopted this ASU and are currently evaluating its impact on our consolidated financial statements, including our annual disclosure within our Income Taxes note.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU will become effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. As of September 30, 2024, we have not early adopted this ASU and are currently evaluating its impact on our consolidated financial statements.

Note 2—Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Goodwill, less accumulated impairment losses of $2,405 and $2,405	$6,955	6,955
Other intangible assets, less accumulated amortization of $1,964 and $1,966	$92	103

Substantially all of our goodwill was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired. As of September 30, 2024 and December 31, 2023, the gross carrying amount of goodwill and other intangible assets was $9.0 billion.

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

Second Quarter 2023 Goodwill Impairment Analysis

The sustained decline in Lumen's share price during the second quarter of 2023 was considered a triggering event requiring evaluation of goodwill impairment; as such, we estimated the fair value using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which supported a range of fair values derived from annualized revenue and Earnings Before Interest, Tax, Depreciation and Amortization ("EBITDA") multiples between 1.5x and 4.3x and 4.6x and 10.5x, respectively. We selected a revenue multiple within and an EBITDA multiple below these comparable market multiples. For the three months ended June 30, 2023, based on our assessment performed as described above, we concluded that our goodwill was not impaired.

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

The amortization expense for finite-lived intangible assets for the three months ended September 30, 2024 and 2023 totaled $4 million and $17 million, respectively, and $29 million and $50 million for the nine months ended September 30, 2024 and 2023, respectively.

We estimate that future total amortization expense for finite-lived intangible assets will be as follows:

(Dollars in millions)
2024 (remaining three months)	$9
2025	28
2026	17
2027	13
2028	10
2029 and thereafter	15
Total finite-lived intangible assets future amortization expense	$92

Note 3—Revenue Recognition

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$226	(19)	207	271	(23)	248
Voice and Other	129	(2)	127	145	(4)	141
Fiber Broadband	92	(3)	89	120	(3)	117
Harvest	223	(29)	194	261	(36)	225
Nurture	90	(2)	88	96	(2)	94
Grow	33	(2)	31	31	—	31
Affiliate Services	570	(12)	558	526	(11)	515
Total revenue	$1,363	(69)	1,294	1,450	(79)	1,371

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$715	(60)	655	847	(72)	775
Voice and Other	394	(10)	384	451	(12)	439
Fiber Broadband	289	(9)	280	365	(9)	356
Harvest	702	(92)	610	803	(109)	694
Nurture	268	(6)	262	295	(6)	289
Grow	100	(4)	96	108	—	108
Affiliate Services	1,676	(36)	1,640	1,589	(33)	1,556
Total revenue	$4,144	(217)	3,927	4,458	(241)	4,217
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

For the three months ended September 30, 2024 and 2023, our gross rental revenue was $67 million and $76 million, respectively, which represented approximately 5% of our operating revenue for both periods. For the nine months ended September 30, 2024 and 2023, our gross rental revenue was $209 million and $234 million, respectively, which represented approximately 5% of our operating revenue for both periods.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Customer receivables, less allowance of $26 and $29 (1)	$198	210
Contract assets	7	7
Contract liabilities	246	269
______________________________________________________________________
(1)Customer receivables includes affiliate receivables.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue in our consolidated balance sheets. During the three and nine months ended September 30, 2024, we recognized $14 million and $162 million, respectively, of revenue that was included in contract liabilities of $269 million as of January 1, 2024. During the three and nine months ended of September 30, 2023, we recognized $10 million and $159 million, respectively, of revenue that was included in contract liabilities of $343 million as of January 1, 2023.

Performance Obligations

As of September 30, 2024, we expect to recognize approximately $2.6 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of September 30, 2024, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2024, 2025 and thereafter was $421 million, $1.1 billion and $1.1 billion, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning Balance	$56	47	59	45
Cost Incurred	6	7	10	9
Amortization	(9)	(8)	(12)	(9)
Ending Balances	$53	46	57	45

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning Balance	$58	46	61	46
Cost incurred	25	26	32	28
Amortization	(30)	(26)	(36)	(29)
Ending Balances	$53	46	57	45

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

Note 4—Credit Losses on Financial Instruments

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the nine months ended September 30, 2024:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2023	$14	20	34
Provision for expected losses	8	27	35
Write-offs charged against the allowance	(8)	(32)	(40)
Recoveries collected	—	2	2
Ending balance at September 30, 2024	$14	17	31

Note 5—Long-Term Debt

The following table reflects our consolidated long-term debt as of the dates indicated below, including unamortized discounts and premiums and unamortized debt issuance costs:

	Interest Rates (1)	Maturities (1)	September 30, 2024	December 31, 2023
			(Dollars in millions)
Senior notes	6.50% - 7.75%	2025-2057	$1,974	1,986
Term loan (2)	SOFR + 2.50%	2027	—	215
Finance lease and other obligations	Various	Various	4	4
Unamortized premiums, net			2	4
Unamortized debt issuance costs			(50)	(52)
Total long-term debt			$1,930	2,157
Less current maturities			(241)	(1)
Long-term debt, excluding current maturities			$1,689	2,156
_______________________________________________________________________________
(1)As of September 30, 2024.
(2)The Term Loan had an interest rate of 7.970% as of December 31, 2023.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2024 (excluding unamortized premiums, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)
2024 (remaining three months)	$—
2025	239
2026	1
2027	1
2028	—
2029 and thereafter	1,737
Total long-term debt	$1,978

Impact of Recent Debt Transactions

On March 22, 2024 (the "Effective Date"), Lumen Technologies, Level 3 Financing, Qwest Corporation and a group of creditors holding a majority of our consolidated debt completed transactions contemplated under the amended and restated transaction support agreement ("TSA") that such parties entered into on January 22, 2024 (the "TSA Transactions"), including (i) the repayment of our term loan maturing 2027 and (ii) the termination, repayment or exchange of previous commitments and debt of our affiliates and the issuance of new term loan facilities, notes, and revolving credit facilities by our affiliates.

During the third quarter of 2024, we repurchased approximately $12 million aggregate principal amount of our senior notes maturing in 2025.

Qwest Guarantees of Lumen Debt

Lumen’s obligations under its new credit agreements entered into on March 22, 2024 and its new superpriority secured senior notes issued on and after March 22, 2024 are unsecured, but Qwest Corporation and certain of its subsidiaries have provided an unconditional unsecured guarantee of payment of Lumen’s obligations under these agreements and senior notes.

Senior Notes and Intercompany Debt

For information about our senior notes and intercompany debt arrangement, see Note 6—Long-Term Debt and Note Payable - Affiliate to the financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Compliance

As of September 30, 2024, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

Note 6—Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workloads due to reduced demand for certain services.

During April 2024, we reduced our workforce by approximately 3% as a part of our efforts to change our workforce composition to reflect our ongoing transformation and cost reduction opportunities that align with our shapeshifting and focus on our strategic priorities. As a result of this plan, we incurred severance and related costs of approximately $25 million during the second quarter of 2024. We have not incurred, and do not expect to incur, material impairment or exit costs related to this workforce reduction.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2023	$1
Accrued to expense	30
Payments, net	(28)
Balance at September 30, 2024	$3

Note 7—Fair Value of Financial Instruments

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of September 30, 2024 and December 31, 2023, as well as the input level used to determine the fair values indicated below:

		September 30, 2024		December 31, 2023
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance lease and other obligations)	2	$1,926	1,373	2,153	1,162

Note 8—Affiliate Transactions

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

The following table provides details of affiliate revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Direct affiliate revenue	$423	395	1,241	1,189
Allocated affiliate revenue	147	131	435	400
Total affiliate revenue	$570	526	1,676	1,589

We also purchase services from our affiliates including telecommunication services, insurance, flight services and other support services such as legal, regulatory, finance administration and executive support. Our affiliates charge us for these services using the allocation methodologies described above.

Note 9—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at September 30, 2024 and December 31, 2023 we had accrued $17 million and $15 million, respectively, in the aggregate for our litigation and non-income tax contingencies, which are included in Other under Current Liabilities or Other under Deferred Credits and Other Liabilities in our consolidated balance sheets as of such dates. We cannot at this time estimate the reasonably possible loss or range of loss, if any in excess of this $17 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, a reference to a "putative" class action means a class has been alleged, but not certified, in that matter.

Principal Proceedings

Environmental Litigation

Parish of St. Mary. On July 9, 2024, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, Case 138575 asserting claims on behalf of all parishes, municipalities, and citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law. The case has been removed to the United States District Court Western District of Louisiana Lafayette Division, Case 6:24-CV-01001-RRS-DJA.

Blum. On November 6, 2023, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, Case 137935 asserting claims on behalf of all citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T, BellSouth, Verizon, and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law. The case has been removed to Federal Court in the United States District Court Western District of Louisiana Lafayette Division, Case 6:23-CV-01748.

FCRA Litigation

In November 2014, a putative class action complaint captioned Bultemeyer v. CenturyLink, Inc. was filed in the United States District Court for the District of Arizona, Case CV-14-02530-PHX-SPL, alleging violations of the Fair Credit Reporting Act (the "FCRA"). In February 2017, the case was dismissed for lack of standing. Plaintiff appealed and the 9th Circuit reversed and remanded. Class certification was contested and ultimately granted in 2023. The 9th Circuit denied Lumen’s request to appeal the class certification ruling. A jury trial was conducted in September 2024. The jury found that CenturyLink willfully violated the FCRA, and awarded each class member $500 for statutory damages and $2,000 for punitive damages. If the verdict is not set aside in connection with post-trial motion practice, Lumen will appeal to the 9th Circuit. We have not accrued a contingent liability for this matter. While liability is ultimately possible, we have not determined it to be probable, and cannot estimate any final damages exposure, if any, which remains uncertain.

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

Marshall Fire Litigation.

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits naming various defendants and asserting various claims for relief have been filed. To date, three of those name Qwest Corporation as being at fault: Allstate Fire and Casualty Insurance Company, et al., v. Qwest Corp., et al., Case 2023-cv-3048, and Wallace, et al. v. Qwest Corp., et al., Case 2023-cv-30488, both of which have been consolidated with Kupfner, et al., v. Public Service Company of Colorado, et al., Case 2022-cv-30195. The consolidated proceeding is pending in Colorado District Court, Boulder, Colorado, Preliminary estimates of potential damage claims $2 billion.

911 Surcharge

In June 2021, the Company was served with a complaint filed in the Santa Fe County District Court by Phone Recovery Services, LLC (“PRS”), acting on behalf of the State of New Mexico. The complaint claims Qwest Corporation and CenturyTel of the Southwest have violated the New Mexico Fraud Against Taxpayers Act since 2004 by failing to bill, collect and remit certain 911 surcharges from customers. Through pre-trial proceedings, the Court has narrowed the issues to be resolved by jury. On August 21, 2024, a jury decided the remaining issues, and consequently all claims asserted, in Lumen's favor. Plaintiff has filed a Notice of Appeal and Lumen submitted a cross-appeal as to the original motion to dismiss and motion for summary judgment.

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

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial within the next twelve months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers.

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

The outcomes of these other proceedings described under this heading are not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on us.

The matters listed in this Note do not reflect all our contingencies. For additional information on our contingencies, see Note 14—Commitments, Contingencies and Other Items to the financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings we currently consider immaterial may ultimately affect us materially.

Note 10—Dividends

From time to time we may declare and pay dividends to our direct parent company, Qwest Services Corporation ("QSC"), sometimes in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not currently limit the amount of dividends we can pay to QSC.

During the nine months ended September 30, 2024 and September 30, 2023, we declared and paid no dividends to QSC. Dividends paid, when applicable, are reflected on our consolidated statements of cash flows as financing activities.

Note 11—Other Financial Information

Other Current Assets

The following table presents details of other current assets on our consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Prepaid expenses	$44	48
Contract acquisition costs	28	34
Contract fulfillment costs	26	28
Assets held for sale	29	29
Other	6	5
Total other current assets	$133	144

Other Current Liabilities

The following table presents details of other current liabilities on our consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Current affiliate obligation	$52	52
Current operating lease liability	17	20
Other	52	49
Total other current liabilities	$121	121

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities on our consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Unrecognized tax benefits	$469	442
Deferred revenue	106	109
Noncurrent operating lease liability	50	47
Other	86	81
Total other noncurrent liabilities	$711	679

Note 12—Labor Union Contracts

As of September 30, 2024, approximately 42% of our employees were represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). 1% of our represented employees are subject to collective bargaining agreements that are scheduled to expire within the twelve-month period ending September 30, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report to "QC," "Qwest," "we," "us" and "our" refer to Qwest Corporation and its consolidated subsidiaries, unless the context otherwise requires.
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

At September 30, 2024, we served approximately 1.8 million broadband subscribers. Our methodology for counting broadband subscribers may be different than the methodologies used by other companies.

Macroeconomic Changes

Over the past few years, macroeconomic changes have impacted us and our customers in several ways. On a regular basis, we review and rationalize our lease footprint and may incur accelerated lease costs when we determine to cease using underutilized leased property locations. We did not incur material accelerated lease costs during the nine months ended September 30, 2024.

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

Industry developments over the past few years have increased fiber construction demand from customers. The resulting increase in construction labor rates increased the cost of enabling units to be capable of receiving our Quantum Fiber broadband services. From time to time, we believe these factors contributed to a delay in attaining our Quantum Fiber buildout targets.

Continued business uncertainty, supply constraints or inflationary pressures could materially impact our financial results in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services.

We have historically generated revenue by entering into transactions that utilize fiber or other assets, on our network to create custom networks for our customers. We expect the demand for and size of these transactions to grow. We routinely assess revenue-generating opportunities with respect to these assets through right-of-use agreements, leases or other agreements. We may or may not consummate such transactions from time to time, and the revenue from and obligations associated with any such opportunities may be significant, either individually or in the aggregate. The completion of any future transactions may be subject to customary conditions, and may not be executed in a timely manner, or at all.

These above-mentioned macroeconomic factors, coupled with dis-synergies resulting from our affiliates' 2022 and 2023 divestitures, changes in customer preferences and negotiations with our creditors through the end of the first quarter of 2024, placed additional pressures on our financial performance. These developments contributed to us recognizing $2.4 billion in goodwill impairment charges in the fourth quarter of 2023. Some of these pressures continue to impact us. To the extent these pressures continue, we could experience additional deterioration in our projected cash flows, or make significant changes to the assumed discount rates or market multiples that we use to determine the fair value of our reporting unit. Any of these could result in additional future impairments of our approximately $7.0 billion of remaining goodwill.

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

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Operating revenue	$1,363	1,450	4,144	4,458
Operating expenses	865	966	2,621	2,776
Operating income	498	484	1,523	1,682
Total other expense, net	(1)	(17)	(29)	(63)
Income before income taxes	497	467	1,494	1,619
Income tax expense	132	126	398	426
Net income	$365	341	1,096	1,193

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen's business included in Lumen's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under our revenue categories described in Note 3—Revenue Recognition:

	Three Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Other Broadband	$226	271	(17)%
Voice and Other	129	145	(11)%
Fiber Broadband	92	120	(23)%
Harvest	223	261	(15)%
Nurture	90	96	(6)%
Grow	33	31	6%
Affiliate Services	570	526	8%
Total revenue	$1,363	1,450	(6)%

	Nine Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Other Broadband	$715	847	(16)%
Voice and Other	394	451	(13)%
Fiber Broadband	289	365	(21)%
Harvest	702	803	(13)%
Nurture	268	295	(9)%
Grow	100	108	(7)%
Affiliate Services	1,676	1,589	5%
Total revenue	$4,144	4,458	(7)%

Total operating revenue decreased by $87 million and $314 million, respectively, for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. Within each product category, these decreases were primarily due to the following factors:

•Decreases in Other Broadband of $45 million and $132 million, respectively, primarily due to fewer customers for our lower speed copper-based broadband services;

•Decreases in Voice and Other of $16 million and $57 million, respectively, due almost entirely to the continued loss of copper-based voice customers;

•Decreases in Fiber Broadband of $28 million and $76 million, respectively, driven by fewer subscribers for our fiber services, primarily as a result of migrations to the Quantum Fiber services offered by Lumen (which bills customers for such services and pays us for use of our network in providing such services, as further described below);

•Decreases in Harvest of $38 million and $101 million, respectively, primarily attributable to decrease in private line services of $11 million and $33 million, respectively, as well as declines in legacy voice services for business customers of $16 million and $38 million, respectively;

•Decreases in Nurture of $6 million and $27 million, respectively, primarily due to declines in Ethernet services; and

•Decreases in Grow of $8 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to declines in wavelengths services.

Affiliate services revenue increased $44 million and $87 million, respectively, for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 primarily due to $29 million and $53 million increase in fiber broadband and other direct telecommunication services provided to our affiliates, and $15 million and $34 million of additional employee shared services expense allocated to our affiliates.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$389	416	(6)%
Selling, general and administrative	111	118	(6)%
Operating expenses - affiliates	182	225	(19)%
Depreciation and amortization	183	207	(12)%
Total operating expenses	$865	966	(10)%

	Nine Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,132	1,207	(6)%
Selling, general and administrative	357	362	(1)%
Operating expenses - affiliates	575	600	(4)%
Depreciation and amortization	557	607	(8)%
Total operating expenses	$2,621	2,776	(6)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $27 million and $75 million, respectively, for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. The decrease was primarily due to lower employee-related expenses of $30 million and $77 million.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $7 million and $5 million for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 due to (i) decreases of $2 million and $16 million, respectively, in marketing and advertising expense, (ii) decreases of $3 million and $12 million, respectively in property and other taxes, and (iii) decreases of $7 million and $15 million in external commissions, respectively. These decreases were partially offset by increases of $6 million and $45 million, respectively, in employee related expenses inclusive of severance costs.

Operating Expenses - Affiliates

Operating expenses - affiliates decreased by $43 million and $25 million, respectively, for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. The decrease for the three and nine months ended September 30, 2024 was primarily due to a decrease of $5 million and $17 million, respectively, in direct telecommunication services charged to us by affiliates and a decrease of $40 million and $10 million for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively, of lower allocated employee and professional services provided to us by our affiliates.

Depreciation and Amortization

The following tables provide details of our depreciation and amortization expense:

	Three Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Depreciation	$179	190	(6)%
Amortization	4	17	(76)%
Total depreciation and amortization	$183	207	(12)%

	Nine Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Depreciation	$528	557	(5)%
Amortization	29	50	(42)%
Total depreciation and amortization	$557	607	(8)%

Depreciation expense decreased by $11 million and $29 million, respectively, for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 primarily due to a decrease of $19 million and $58 million, respectively, resulting from changes in the method of depreciation from the group method of depreciation to the straight line by individual asset method and a decrease of $6 million and $18 million, respectively, due to changes in depreciation lives of fiber assets as discussed in Note 1—Background and Summary of Significant Accounting Policies. These decreases were partially offset by an increase of $12 million and $46 million, respectively, due to net growth in depreciable assets.

Amortization expense decreased by $13 million and $21 million, respectively, for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 primarily due to a decrease of $11 million and $20 million, respectively, associated with changes in the method of amortization from the group method to straight line by individual asset method.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Interest expense, net	$(11)	(23)	(52)%
Interest income—affiliate, net	8	5	60%
Other income, net	2	1	100%
Total other expense, net	$(1)	(17)	(94)%
Income tax expense	$132	126	5%

	Nine Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Interest expense, net	$(44)	(75)	(41)%
Interest income—affiliate, net	14	7	100%
Other income, net	1	5	(80)%
Total other expense, net	$(29)	(63)	(54)%
Income tax expense	$398	426	(7)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $12 million and $31 million, respectively, for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. These declines during such periods were primarily due to (i) a decrease of approximately $222 million and $114 million, respectively, in average net outstanding debt and (ii) an increase of capitalized interest of $7 million and $23 million respectively. Additionally, the average interest rate decreased from 6.84% to 6.73% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2024. For the nine months ended September 30, 2024, these decreases were partially offset by an increase in our average interest rate from 6.78% to 6.79% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2024. See Note 5—Long-Term Debt and Liquidity and Capital Resources below for additional information about our debt.

Interest Income - Affiliate, Net

Interest income - affiliate, net increased by $3 million and $7 million, respectively, for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. The increase in interest income - affiliate, net was primarily due to a higher average receivable from affiliates during each such period.

Income Tax Expense

For both the three and nine months ended September 30, 2024, our effective tax rates was 26.6%. For the three and nine months ended September 30, 2023, our effective tax rates were 27.0% and 26.3%, respectively.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

We are an indirect wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

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

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to expand and improve our service offerings, enhance and modernize our networks, fulfill our contractual obligations, and compete effectively in our markets. Lumen Technologies and we evaluate discretionary capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of Lumen’s consolidated capital investment, and our portion thereof, is influenced by, among other things, demand for Lumen’s services and products, our network and customer contract requirements, cash flow generated by operating activities, cash required for debt service and other purposes, regulatory considerations (such as government mandated infrastructure buildout requirements) and the availability of requisite supplies, labor and permits.

Our capital expenditures continue to be focused on enhancing network operating efficiencies, developing new services, and expanding our fiber network, including our Quantum Fiber buildout plan. For more information on our capital spending, see (i) "Cash Flow Activities—Investing" below and (ii) Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

Debt and Other Financing Arrangements

On March 22, 2024, Lumen completed the TSA Transactions with a group of consenting debtholders representing over $15.0 billion of Lumen's outstanding consolidated long-term debt to, among other things, (i) extend maturities of the debt instruments of Lumen and Level 3 Financing, (ii) fund the repayment of all amounts owed under our term loans maturing in 2027 and (iii) provide for us and certain of our subsidiaries to guarantee Lumen’s obligations under its newly-established credit agreements and newly-issued superpriority senior notes. As of September 30, 2024, we had a face amount of approximately $2.0 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net and unamortized debt issuance costs). $239 million of our outstanding debt is due in the next 12 months (excluding finance lease obligations). For more information on the terms and impact of the TSA Transactions and our consolidated debt, see Note 5—Long-Term Debt to the financial statements included in Item 1 of Part I of this report.

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

Benefits paid by Lumen's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, Lumen Technologies does not expect any contributions to be required for their qualified pension plan during 2024. The amount of required contributions to Lumen's qualified pension plan in 2025 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Lumen Technologies occasionally makes voluntary contributions in addition to required contributions and reserves the right to do so in the future. Lumen Technologies made a voluntary contribution of $170 million to the trust for the Combined Pension Plan during the third quarter of 2024.

Substantially all of Lumen's post-retirement health care and life insurance benefits plans are unfunded and are paid by Lumen Technologies with available cash.

The affiliate obligations, net shown in Other within current liabilities and noncurrent liabilities on our consolidated balance sheets, primarily represent the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the nine months ended September 30, 2024, we made net settlement payments of $39 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2024, we expect to make aggregate settlement payments of $52 million to QCII under the plan.

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

Federal Broadband Support Programs

In early 2020, the FCC created the Rural Digital Opportunity Fund ("RDOF") program, a federal support program designed to fund broadband deployment in rural America. For the first phase of this program, RDOF Phase I, the FCC awarded $6.4 billion in support payments to be paid in equal monthly installments over 10 years. Lumen Technologies was awarded RDOF funding in several of the states in which we operate and began receiving monthly support payments during the second quarter of 2022, our share of which is not material. In the third quarter of 2024, we relinquished rights to develop certain RDOF census blocks in four states, which resulted in (i) a reduction of the anticipated RDOF Phase I support payments and (ii) the expectation of payment to the Universal Service Administrative Company. These impacts are expected to be immaterial.

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

On April 25, 2024, the FCC adopted “net neutrality” rules regulating broadband internet services as “telecommunications services” in a manner comparable to rules in effect between 2015 and 2018. It is unclear if currently pending legal challenges of these rules will succeed. If the rules withstand these challenges, it is also unclear how the FCC will implement and enforce them. We remain committed to providing open and robust broadband services to all our customers regardless of the applicable regulatory regime. Nonetheless, it is possible that implementation of these new rules could impact our operational, legal and compliance costs.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended September 30,		$ Change
	2024	2023
	(Dollars in millions)
Net cash provided by operating activities	$1,646	1,822	(176)
Net cash used in investing activities	(1,346)	(1,820)	(474)
Net cash used in financing activities	(288)	(2)	286

Operating Activities

Net cash provided by operating activities decreased by $176 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to lower net income adjusted for non-cash income and expenses. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to collection of receivables and payments of interest expense, accounts payable and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities decreased by $474 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to a decrease in advances to affiliates, partially offset by a small increase in capital expenditures.

Financing Activities

Net cash used in financing activities increased by $286 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due repayment of our term loan maturing in 2027 as well as an increase due to timing of repayments of advances from affiliates.

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

Our network includes some residual lead-sheathed copper cables installed years ago. These lead-sheathed cables constitute a small portion of our network. Due to media coverage over the past year of potential health and environmental risks associated with these cables, we anticipate incurring certain investigative costs. We also may incur other costs from related proceedings, including litigation, regulatory initiatives, and remediation. As September 30, 2024, we have not accrued for any such potential costs and will only accrue when such costs are probable and reasonably estimable. For additional information about related litigation and potential risks, see Note 9—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report, and the risk factor disclosures incorporated by reference herein under “Risk Factors” in Item 1A of Part II of this report.

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of September 30, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of September 30, 2024, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended September 30, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2024.

QWEST CORPORATION
By:	/s/ Andrea Genschaw
Andrea Genschaw Chief Accounting Officer and Controller (Principal Accounting Officer)