Form 10-K
period 2024-12-31
QWEST CORP
filed 2025-02-20
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

All of the capital stock of the registrant is held by an affiliate of the registrant. None of the registrant's capital stock is held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE: None.
Auditor Name: KPMG LLP                Auditor Location: Denver, Colorado              Auditor Firm ID: 185

References in this report on Form 10-K, for all periods presented, to "QC," "Qwest," "we," "us," "the Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, unless the context otherwise requires. References to "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, including Level 3 Parent, LLC ("Level 3") and Level 3 Financing, Inc. ("Level 3 Financing").

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

•statements concerning our completed, pending or proposed transactions, investments, product development, transformation plans, participation in government programs, Quantum Fiber buildout, deleveraging plans, and other initiatives, including benefits or costs associated therewith;

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

•our ability to enhance our growth products and manage the decline of our legacy products, including by maintaining the quality and profitability of our existing offerings, introducing profitable new offerings on a timely and cost-effective basis, and transitioning customers from our legacy products to our newer offerings;

•our ability to successfully and timely implement our corporate strategies, including our transformation, buildout, and deleveraging strategies;

•changes in our operating plans, corporate strategies or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market or regulatory conditions, or otherwise;

•the negative impact of increases in the costs of Lumen’s pension, healthcare, post-employment or other benefits, including those caused by changes in capital markets, interest rates, mortality rates, demographics, or regulations;

•the impact of events that harm our reputation or brands, including potential negative impact of customer complaints, government investigations, security breaches or service outages impacting us or our industry;

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

•the effects of adverse weather, terrorism, epidemics, pandemics, war, rioting, vandalism, societal unrest, political discord, or other natural or man-made disasters or disturbances;

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

ITEM 1. BUSINESS

Business Overview and Purpose

We are a networking company with the goal of connecting people, data, and applications quickly, securely and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global Business customers and our domestic Mass Markets customers. We report our revenue derived from our operations serving our Mass Markets customers, primarily within the 'Other Broadband', 'Voice and Other' and 'Fiber Broadband' categories and our revenue derived from our operations servicing our Business customers, primarily within the 'Harvest', 'Nurture' and 'Grow' categories. Our specific products and services are detailed below under the heading "Operations - Products and Services."

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

We were incorporated under the laws of the State of Colorado in 1911. Our principal executive offices are located at 931 14th Street, Denver, Colorado 80202 and our telephone number is (318) 388-9000.

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

Financial Highlights

The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2024	2023(1)	2022
	(Dollars in millions)
Operating revenue	$5,508	5,915	6,449
Operating expenses	3,457	6,110	3,694
Operating income (loss)	$2,051	(195)	2,755
Net income (loss)	$1,487	(831)	1,919
_______________________________________________________________________________
(1)During 2023 we recorded non-cash, non-tax-deductible goodwill impairment charge of $2.4 billion. For additional information, see Note 2—Goodwill And Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2024	2023
	(Dollars in millions)
Total assets	$17,362	16,337
Total long-term debt(1)	1,927	2,157
Total stockholder's equity	12,243	10,756
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

The summary financial information appearing above should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of Part II of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

Operations

For the reasons noted in Note 1—Background and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this report, we believe we have one reportable segment.

Products and Services

While most of our customized customer interactions involve multiple integrated technologies and services, we organize our products and services according to the core technologies that drive them. At December 31, 2024, we reported our revenue derived from our operations serving our Mass Markets customers, primarily within the first three categories listed below, and our revenue derived from our operations servicing our Business customers, primarily in the 'Harvest', 'Nurture' and 'Grow' categories listed below:

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

•Grow, which includes products and services in which we are significantly investing, primarily including:

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

•Harvest, which includes our legacy services managed for cash flow, including:

◦Voice Services. We offer our Business customers a complete portfolio of traditional Time Division Multiplexing voice services including Primary Rate Interface ("PRI") service, local inbound service, switched one-plus, toll free, long distance and international services; and

◦Private Line. We deliver private line services, a direct circuit or channel specifically dedicated for connecting two or more organizational sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions;

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

We and Lumen view our network as one of our most critical assets. We and Lumen have devoted, and plan to continue to devote, substantial resources to (i) simplify and modernize our network and legacy systems (ii) retire aging or obsolete systems and plant and (iii) expand our and Lumen’s network to address demand for enhanced or new products. A key element of our network expansion plan is our Quantum Fiber buildout project. Under this project, we plan to construct additional fiber optic infrastructure over the next years to enable us to provide Quantum Fiber broadband services to several million additional urban and suburban locations in our ILEC markets.

Although either we or Lumen own most of our network, we lease a substantial portion of our fiber network from several other communication companies under arrangements that will periodically need to be renewed or replaced to support our current network operations.

As a critical infrastructure provider, we and our customers are a constant target of cyber-attacks from a wide range of intruders, including advanced persistent threat actors. From time to time in the ordinary course of our business we experience security incidents and disruption in our services. We develop and maintain systems and programs designed to protect against cyber-attacks and network outages. The development, maintenance and operation of these systems and programs is costly and requires ongoing monitoring and updating as technologies change and efforts to bypass security measures become more sophisticated and evolve rapidly.

For additional information regarding risks relating to our systems, network assets, network operations, capital expenditure requirements and reliance upon third parties, see "Risk Factors," in Item 1A of Part I of this report.

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

Our ability to compete hinges upon effectively enhancing and better integrating our existing products, introducing new products on a timely and cost-effective basis, meeting changing customer needs, providing high-quality information security to build customer confidence and combat cyber-attacks, extending our core technology into new applications and anticipating emerging technological and industry changes. Depending on the applicable market and services, competition can be intense, especially if competitors in the market have network assets better suited to customer needs, offer faster transmission speeds, charge lower prices, or have a longer history of providing service in the market.

We compete to provide services to Business customers based on a variety of factors, including the comprehensiveness and reliability of our network, our data transmission speeds, price, the latency of our available network services, the scope of our integrated offerings, the reach and peering capacity of our IP network, digital ordering capabilities, ease of access and use, billing simplicity and customer service. We continue to experience pricing pressure for several of our products and services due to a wide array of large communications companies and systems integrators providing high-speed fiber services to enterprise and wholesale business customers and other companies that market slower-speed non-fiber services typically at lower prices to more price-sensitive customers.

Competition to provide broadband services to our Mass Markets customers remains high. Market demand for our broadband services could be adversely affected by (i) advanced wireless data transmission technologies, including fixed wireless and low-earth-orbit satellite services, and (ii) continued enhancements to cable-based services, each of which generally provides faster average broadband transmission speeds than our copper-based infrastructure. In addition, several established or new communications companies, infrastructure companies or municipalities have built or are building new fiber-based networks to provide high-speed broadband services in existing or unserved markets, frequently with the support of governmental subsidies. Our network expansion and innovation strategy is focused largely on addressing these competitive pressures. To meet these demands and remain competitive, we are continuing to invest in network capacity, security, reliability, flexibility and design innovations, including through our Quantum Fiber buildout initiatives.

For our traditional voice services, providers of wireless voice, social networking, videoconferencing, and electronic messaging services are significant competitors as many customers are increasingly using these services to communicate, resulting in the long-term systemic decline in our traditional voice services. Other potential sources of competition include non-carrier systems that are capable of bypassing our local networks, either partially or completely, through various means. Developments in software have permitted new competitors to offer affordable networking products that historically required more expensive hardware investment. We anticipate that all these trends will continue to decrease use of our voice network.

We continue to operate various incumbent local telephone carriers ("ILECs"), which are obligated under federal law to permit competitors to interconnect their facilities to the ILEC’s network and to take various other steps that are designed to promote competition, including obligations to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory “unbundled” access to specific portions of the ILEC’s network and (iii) permit competitors to physically or virtually collocate their plant on the ILEC’s property. Consequently, our ILECs face competition from competitive local exchange carriers ("CLECs"), which typically provide competing services through (i) reselling an ILEC's local services, (ii) using an ILEC's unbundled network elements, (iii) operating their own facilities or (iv) a combination thereof.

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

Universal Service

For several years, the federal government has instituted various funding programs to facilitate greater access to broadband services, including those noted below.

Between 2015 and 2021, Lumen received approximately $500 million annually through Phase II of the FCC's
Connect America Fund ("CAF II"), a broadband support program that ended on December 31, 2021. Our share of this CAF II funding was approximately $145 million annually. In connection with the CAF II funding, we were required to meet certain specified infrastructure buildout requirements in 13 states by the end of 2021, which required substantial capital expenditures. In the first quarter of 2022, we recognized $13 million of previously deferred revenue related to the conclusion of the CAF II program based upon our final buildout and filing submissions. The government has the right to audit our compliance with the CAF II program. The ultimate outcome of any remaining examinations is unknown, but could result in a liability to us in excess of our accruals established for these matters.

In early 2020, the FCC created the Rural Digital Opportunity Fund ("RDOF"), which is a federal support program designed to fund broadband deployment in rural America. For the first phase of this program, RDOF Phase I, the FCC awarded $6.4 billion in support payments to be paid in equal monthly installments over 10 years. Lumen Technologies was awarded RDOF funding in several of the states in which we operate and began receiving monthly support payments during the second quarter of 2022, our share of which is not material. In the third quarter of 2024, we relinquished rights to develop certain RDOF census blocks in four states, which resulted in (i) a reduction of our anticipated RDOF Phase I support payments and (ii) an expectation of payment to the federal government. These impacts are expected to be immaterial.

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted by a few states. In late 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants. We believe that the release of this funding could increase competition for broadband customers.

In mid-2024, a federal appellate court rule that the FCC's universal service funding system, which for several years levied fees against us and other telecommunication companies, was unlawful. Due to pending judicial and legislative proceedings, it is unclear how this development may ultimately impact us.

For additional information about these programs, see (i) Note 3—Revenue Recognition to our consolidated financial statements in Item 8 of Part II of this report and (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Broadband Regulation

In February 2015, the FCC adopted an order regulating broadband internet access services (“BIAS”) as a common carrier service under Title II of the Communications Act of 1934. In December 2017, the FCC voted to repeal this order. In May 2024, the FCC adopted a new order regulating BIAS as a Title II utility service, but a federal appeals court vacated this order in January 2025. Several states have proposed, implemented or enacted laws or orders focused on state-specific Internet service regulation. In addition, certain members of Congress and various consumer interest groups have advocated in favor of classifying BIAS as a Title II utility service. These developments make it difficult to predict the future degree of regulation of BIAS. Any imposition of heightened regulation of our Internet operations could potentially hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of operating, maintaining and upgrading our network, and otherwise negatively impact our current operations.

State Regulation of Domestic Operations

Historically ILECs, including ours, have been regulated as “common carriers,” and state regulatory commissions have generally exercised jurisdiction over intrastate voice telecommunications services and their associated facilities. In recent years, most states have reduced their regulation of ILECs. State regulatory commissions generally continue to (i) set the rates that telecommunications companies charge each other for exchanging traffic, (ii) exercise some control over the rates telecommunications companies charge their customers for regulated services, (iii) require ILECs to provide voice service throughout their territories, particularly in areas where alternative voice service is not available, (iv) administer support programs designed to subsidize the provision of services to high-cost rural areas, (v) regulate the purchase and sale of ILECs, (vi) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (vii) limit ILECs' ability to borrow and pledge their assets, (viii) regulate transactions between ILECs and their affiliates and (ix) impose various other service standards.

In most states, switched and business data services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. State agencies also regulate certain aspects of non-ILEC communications businesses, including determining carrier's eligibility to receive universal service fund support.

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

Other Regulations

Our networks and properties are subject to numerous federal, state, and local laws and regulations, including laws and regulations governing the use, storage and disposal of hazardous materials, the release of pollutants into the environment and the remediation of contamination. Our contingent liabilities under these laws are further described in Note 14—Commitments, Contingencies and Other Items. Certain federal and state agencies, including attorneys general, monitor and exercise oversight related to consumer protection issues. We are also subject to codes that regulate our trenching and construction operations or that require us to obtain permits, licenses or franchises to operate. Such regulations are enacted by municipalities, counties, state, federal, or other regional governmental bodies, and can vary widely from jurisdiction to jurisdiction as a result. Such regulations may also require us to pay substantial fees or impact network buildout initiatives.

Seasonality

Overall, our business is not materially impacted by seasonality. Our network-related operating expenses are, however, generally higher in the second and third quarters of the year. From time to time, weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year, but have generally been highest during the third quarter and have been related to damage from severe storms, including hurricanes, tropical storms and tornadoes.

Employees

At December 31, 2024, we had approximately 10,500 employees, of which approximately 42% are members of either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). See "Risk Factors— Business Risks" in Item 1A of Part I of this report and Note 16—Labor Union Contracts to our consolidated financial statements in Item 8 of Part II of this report for a discussion of risks relating to our labor relations and for additional information on the timing of certain contract expirations.

Additional Information

For further information on regulatory, technological and competitive factors that could impact our revenue, see "Risk Factors" under Item 1A below. For more information on the financial contributions of our various services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

For additional information about us and our ultimate parent, Lumen Technologies, Inc., please refer to the periodic reports filed by Lumen Technologies, Inc. with the SEC, which can be accessed by visiting the websites listed below under “Website Access and Important Investor Information.”

Website Access and Important Investor Information

Lumen's and our website is www.lumen.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this quarterly report. Any references to our website in this report or any other periodic reports that we file with the SEC are provided for convenience only, and are not intended to make any of our website information a part of this or such other reports. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed by us or our ultimate controlling stockholder Lumen Technologies, Inc. (i) in the "Investor Relations" section of our website (ir.lumen.com) under the heading "FINANCIALS" and subheading "SEC Filings" or (ii) on the SEC's website at www.sec.gov.

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

Unless otherwise indicated, information contained in this report and other documents filed by us under the federal securities laws concerning our views and expectations regarding industry conditions are based on estimates made by us using data from industry sources and making assumptions based on our industry knowledge and experience. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.

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

To attain our operational and strategic goals and our projected cost savings, we need to integrate, simplify, upgrade, and modernize our existing applications and systems, including many legacy systems from past acquisitions. This process will require us to, among other things, timely retire aging or obsolete systems, deploy a master data management platform, and integrate various legacy IT systems into a new, simplified structure. These modernization efforts will require efficient allocation of resources, development capacity, greater use of artificial intelligence (“AI”) and other emerging technologies, access to subject-matter experts, development of a sustainable and resilient operating model, advanced project management capabilities, and successful collaboration among personnel with differing expertise. We cannot assure you these efforts will be successful. Any failure to timely accomplish these initiatives may negatively affect our (i) ability to deliver services to our customers at required speed and scale, (ii) ability to realize anticipated efficiencies and attain our operational cost reduction projections, (iii) network stability, (iv) ability to timely repair infrastructure and respond to service outages or (v) ability to meet regulatory, legal or contractual obligations.

We may not be able to create the global digital experience expected by customers.

Our customers expect us to create and maintain a global digital platform, including: (i) automation and simplification of our offerings and (ii) digital self-service access to our products, services and customer support. To do so, we must timely and successfully complete the digital transformation of our operations that is currently underway. Effective digital transformation is a complex, dynamic process requiring efficient allocation and prioritization of resources, simplification of our product portfolio, faster product deployments, retirement of obsolete systems, migration of data, and corresponding transformations of our workforce and systems. We cannot assure you we will be able to timely effect the successful digital transformation necessary to develop or deliver a global digital experience expected by our customers. If we are unable to do so, we could lose existing customers or fail to attract new ones, either of which could prevent us from attaining our financial goals.

Our attempts to capitalize on emerging market opportunities may not be as successful as envisioned.

Growth in AI products and other recent industry changes have fueled demand for higher transmission speeds, greater bandwidth, lower latency and more advanced networking services. In response, we and our affiliates are endeavoring to build a digital networking services ecosystem that enables us to offer attractive products and services that fulfill this market demand. But, as indicated by other disclosures in this Item 1A, our success will be dependent on improving and integrating our systems and meeting evolving customer demands in a highly competitive industry experiencing rapid advances in technology. For these reasons and others, our attempts to capitalize on emerging market opportunities may not be as successful as we currently envision.

In connection with establishing our strategies, we have assumed that the continued development of AI will continue to drive robust demand for our products and services, which subjects us to the risk of misallocating our resources if AI-related demand fails to meet current expectations.

We operate in an intensely competitive industry and existing and future competitive pressures could harm our performance.

Each of our Business and Mass Market offerings faces increasingly intense competition from a wide range of sources under evolving market conditions that have increased the number and variety of companies that compete with us. Some of our current and potential competitors: (i) offer products or services that are substitutes for our traditional wireline services, including wireless broadband, wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) operate systems that are newer, more integrated or more advanced, which enable them to provision services faster and more efficiently, (iv) have greater financial, provisioning, technical, engineering, research, development, marketing, customer relations or other resources, (v) conduct operations or raise capital at a lower cost, (vi) are subject to less regulation, (vii) have stronger brand names, (viii) have deeper or more long-standing relationships with key customers, or (ix) have larger operations than ours, any of which may enable them to compete more successfully for customers, strategic partners and acquisitions. In recent years, competitive pressures have commoditized pricing for some of our products and services and lowered market prices for many of our other products and services. Continued competitive pressures will likely place further downward pressure on market pricing.

Our ability to successfully compete could be hampered if we fail to timely develop and market innovative technology solutions that address changing customer demands.

The technology and communications industry has been and continues to be impacted by significant technological changes, which are increasing demand for digitally-integrated products and enabling an increasing variety of companies to compete with us. Many of these technological changes are (i) displacing or reducing demand for certain of our services, (ii) enabling the development of competitive products or services, (iii) enabling customers to reduce or bypass use of our networks or (iv) reducing our profit margins. For example, our competitors may overbuild in our markets and roll out high speed connectivity products.

Increasingly, customers are demanding higher transmission speeds and more technologically advanced products that suit their evolving needs, including traditional and generative AI services. As we note below, several of our competitors have dedicated substantially more resources to developing such advanced services. If we fail to develop competitive services, our business and financial performance could be adversely impacted.

To remain competitive, we will need to accurately predict and respond to changes in technology, to continue developing and offering products and services attractive to our customers, to migrate our customers from legacy to newer products and services, to timely provision our products and services, to maintain and expand our network to enable it to support customer demands for significantly greater transmission capacity and speeds, and to discontinue outdated products and services on a cost-effective basis. Our ability to do so could be restricted by various factors, including limitations of our existing network, technology, capital or personnel. If we fail at that, we could fail to retain customers or attract new ones.

As we continue to transform our organization, we may be unable to attract, develop and retain leaders and employees with the right skill sets and technical expertise.

We may be unable to attract and retain skilled and motivated leaders and employees who possess the technical, development, operational, sales or managerial expertise to execute our plans for transformation, innovation and strategic growth. We operate in a highly competitive and expanding industry, where competition for highly skilled employees has grown increasingly intense and competitors have targeted hiring our employees. The prevalence of remote working arrangements has expanded the pool of companies that can compete for our employees and employee candidates. We believe some of our competitors with greater resources and fewer cost constraints than us have from time to time been able to offer compensation or benefits in excess of what we are able to offer. These risks to attracting and retaining key personnel may have been exacerbated by the impacts of the low trading price of Lumen's common stock, which, as discussed below, has diminished Lumen's ability to offer competitive compensation to our key employees. Our failure to successfully attract and retain key personnel could materially adversely impact our business or financial performance.

More than a third of our employees work fully from home, and a portion of the remainder work partly from home under "hybrid" work schedules. These work arrangements may impair our ability to maintain our collaborative and innovative culture, and may lower the productivity and collegiality of our workforce.

Uncertainty regarding our future prospects could adversely impact our ability to maintain satisfactory relations with our employees, customers, vendors and others.

For several years we have experienced declining revenues and high debt levels, which has created uncertainties regarding our future prospects and ability to discharge our obligations. Despite recent improvements in our parent company's financial position, these uncertainties persist.

Concerns regarding our future prospects and ability to discharge our obligations, coupled with Lumen's relatively low stock trading price and recent reductions of our workforce, could adversely impact our ability to attract, retain and motivate our employees. Lumen grants equity-based incentive awards to key personnel, the value of which is tied to its stock price, its financial performance or both. If recipients of those awards are concerned about our future stock price or financial performance, they may view less favorably the value of their equity awards and the competitiveness of their total compensation package.

Similarly, customers, vendors, landlords, banks or other third parties may be less willing to transact business with us if they believe our future is uncertain, any of which could adversely impact our business, financial performance, financial position or future prospects.

We could be harmed if our reputation is damaged.

We believe the Lumen and Qwest brand names and our reputation are important corporate assets that help us attract and retain customers and talented employees. However, our corporate reputation is susceptible to material damage by events such as disputes with customers or competitors, cyber-attacks, service outages, data breaches, internal control deficiencies, performance failures, compliance violations, employee misconduct, government investigations or legal proceedings. Similar events impacting one of our competitors could result in negative publicity for our entire industry that indirectly harms our business. We may also experience reputational damage if customers, vendors, employees, advocacy groups, regulators, investors, the media, social media influencers or others criticize our services, operations or public positions. For instance, we could be harmed if our customer experience scores, as measured by "NPS" (Net Promoter Score) and "CHS" (Customer Health Score), for our products and services are low or declining relative to our competitors. In addition, the reputational risk of unauthorized disclosure of confidential company or customer data could increase to the extent our employees inappropriately use social networking sites or other emerging technologies, such as generative AI tools.

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

We could be harmed by cyber-attacks.

As a critical infrastructure service provider, we transmit large amounts of data over our systems, and process and store highly sensitive customer data. Consequently, we, our third-party service providers, and our customers are under constant threat of cyber-attacks. The number and sophistication of these attacks continues to increase. Despite our efforts to prevent these events, some of these attacks could result in a material adverse impact to our operations due to distributed denial of service attacks, ransomware attacks, malware, virus, credential harvesting, man-in-the-middle attacks, or social engineering attacks. In 2023 and 2024, sophisticated threat actors have accessed our internal information technology systems. We do not believe these incidents had or are likely to have a material adverse impact on our ability to serve our customers or our business, operations or financial results.

As further described in Item 1C of this annual report, cyber-attacks on our systems may stem from a variety of sources and take many forms. Cyber-attacks can put at risk personally identifiable information, customer data or protected health information, thereby implicating stringent domestic and foreign data protection laws. These threats may also arise from failure or intrusions of systems owned, operated or controlled by other unaffiliated third-party operators, upon whom we are materially reliant to operate our business. Various other factors could intensify these risks, including, (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open- and software-defined networks, (iii) the challenges of operating and maintaining our complex network composed of legacy and acquired properties, which is more difficult to safeguard than newer fully-integrated networks, (iv) growth in the size and sophistication of our customers and their service requirements, (v) increased use of our network due to greater demand for data services, (vi) the large number of our employees working from remote locations, and (vii) as further discussed below, the difficulty of defending against increasingly sophisticated attacks.

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

We believe the importance of our network to global internet data flows will continue to make it a target to a wide range of threat actors, including nation state actors and other advanced persistent threat actors. Moreover, the risk of incidents is likely to continue to increase due to several factors, including (i) the increasing use of machine learning, AI and other sophisticated techniques to initiate cyber and phishing attacks, (ii) the wider accessibility of cyber-attack tools that can circumvent security controls and evade detection, which can delay and limit our ability to accurately assess and fully remediate the impact of the attack, and (iii) growing threats from Chinese, Russian and other state actors due to heightened geopolitical tensions and rivalries, and the attendant increased possibility of cyber warfare targeting us in the event of a direct conflict. It should also be noted that defenses against cyber-attacks currently available to us and others are unlikely to prevent intrusions by a highly-determined, highly-sophisticated threat actor. Consequently, you should assume that we will continue to experience cyber incidents in the future. Thus far, none of our past security incidents have had a material adverse effect on us, and we continue to take steps designed to limit our cyber risks. Nonetheless, we cannot assure you that future cyber incidents or events will not ultimately have a material adverse impact on our business, operations or financial results.

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

From time to time in the ordinary course of our business, we experience outages in our network, hosting, cloud or IT platforms, or failures of our products or services (including basic and enhanced 911 emergency services) to perform in the manner anticipated. These disruptions expose us to several of the same risks listed above for cyber-attacks, including the loss of customers, the issuance of credits or refunds, and regulatory fines. We remain vulnerable to future disruptions due to several factors, including the challenges of maintaining and replacing aging or obsolete network elements, human error, continuous changes in our network, the introduction of new products or technologies, vulnerabilities in our vendors or supply chain, aberrant employees and hardware and software limitations. The process for remediating any interruptions, outages, delays or cessations of service could be more expensive, time-consuming, disruptive and resource intensive than planned. Delayed sales, lower margins, fines or lost customers resulting from future disruptions could have a material adverse impact on our business, reputation, results of operations, financial condition, and cash flows.

Several of our services continue to experience declining revenue, and our efforts to offset these declines may not be successful.

Primarily as a result of the competitive and technological changes discussed above, we have experienced a prolonged systemic decline in our local voice, long-distance voice, network access and private line revenues. Consequently, we have experienced declining consolidated revenues for a prolonged period and have not been able to realize cost savings sufficient to fully offset the decline. More recently, wholesale pricing pressure and other factors have caused us to experience declines in revenue derived from a broader array of our products and services, including those marketed to our Business customers as our "nurture" and "harvest" offerings. In addition, most of our more recent product and service offerings generate lower profit margins and may have shorter lifespans than our traditional communication services, and some can be expected to experience slowing or no growth in the future. Some of our new product offerings have reduced or displaced our sale of older higher-margin product offerings. Accordingly, the operating and strategic plans that we have implemented to address these challenges may not succeed in attaining our goal of achieving future revenue growth in the time frames we project, or at all.

Our operations, financial performance and liquidity are materially reliant on key suppliers, vendors and other third parties.

Our ability to conduct our operations could have a material adverse impact on us if certain of our arrangements with third parties were terminated, including those further described below.

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with, the infrastructure of other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements limits our control over the delivery, quality and quantity of these purchased services. In addition, we are exposed to the risk that other companies may be unwilling or unable to continue or renew these arrangements in the future for several reasons, including bankruptcy. Those risks are heightened when we contract with a competitor who may have incentives to act in ways unfavorable to us, including by terminating those contracts, imposing price increases or favoring their transmissions over ours. Additionally, several companies rely on our network to transmit their data or voice traffic. Their reliance on our network exposes us to the risk that they may transfer all or a portion of this traffic from our network to alternative networks owned, constructed or leased by them, thereby reducing our revenue. For instance, certain of our hyperscaler customers have built infrastructure that has reduced their reliance on us.

Reliance on key suppliers and vendors. We depend on a limited number of suppliers and vendors to provide us, directly or through other suppliers, with equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches, routing equipment, customer premise equipment, and related components. We also rely on software and service vendors or other parties to assist us with operating, maintaining and administering our business, including billing, security, provisioning and general operations. Our operations could be adversely affected in the future if any of these vendors are unable or unwilling for any reason to continue to deliver their products or services on terms acceptable to us, including due to business interruptions, security incidents, litigation, financial distress, bankruptcy or changes in their operations or business strategies.

Reliance on key licensors. We rely on key technologies licensed from third parties to deliver certain of our products and services. Our agreements with these licensors may expire or be terminated, and some of the licenses may not be available to us in the future on terms acceptable to us or at all, including if the third-party licensor violates, or is alleged to have violated, the intellectual property rights of others. Moreover, if we incorporate licensed technology into our network, we may have limited flexibility to deploy different technologies from alternative licensors.

Reliance on key customer contracts. We have several complex high-value national and global customer contracts. These contracts are frequently impacted by a variety of factors that could reduce or eliminate the profitability of these contracts. Moreover, we would be adversely impacted if we fail to renew major contracts upon their expiration.

Reliance on landowners. We rely on rights-of-way, colocation agreements, franchises, licenses and other authorizations granted by governmental bodies, railway companies, utilities, carriers and other third parties to locate a portion of our network equipment over, on or under their respective properties, or to conduct operations within their jurisdictions. A significant number of these authorizations are scheduled to lapse over the next five to 10 years, unless we are able to extend or renew them. Our operations could be adversely affected if any of these authorizations are cancelled, or otherwise terminate or lapse, or if the landowner requests price increases. Similarly, our buildout plans can be delayed if we cannot receive necessary landowner authorizations or governmental permits. We cannot assure you we will be able to successfully extend these arrangements when their terms expire, or to enter into new arrangements that may be necessary to implement our network expansion opportunities.

Extreme weather conditions and climate changes could disrupt our operations, cause us to incur substantial additional capital and operating costs or negatively affect our business.

A substantial number of our domestic facilities are located in areas that subject them to the risks associated with severe tropical storms, hurricanes, tornadoes, earthquakes, floods, wildfires or other similar casualty events. From time to time these events have disrupted our operations, and similar future events could cause substantial damages, including downed transmission lines, flooded facilities, power outages, fuel shortages, network delays or failures, damaged or destroyed property and equipment, and business interruptions. Due to substantial deductibles, coverage limits and exclusions, and limited availability, we have typically recovered only a portion of our losses through insurance. Our system redundancy and other measures we take to protect our infrastructure and operations from the impacts of such events may be ineffective or inadequate to sustain our operations following such events. Any of these occurrences could result in lost revenues from business interruption, damage to our reputation and reduced profits.

Climate changes may increase the frequency or severity of natural disasters and other extreme weather events in the future, which would increase our exposure to the above-cited risks and could disrupt our supply chain from our key suppliers and vendors. Climate changes could also require us to continue to increase our spending on network resilience initiatives, and could result in additional regulation impacting our operations or profitability.

Our environmental programs and disclosures may expose us to reputational, legal and business risks.

Our reputation and brands could be impacted by our public environmental initiatives, including our political contributions, advocacy positions, human capital goals and environmental sustainability initiatives. These initiatives, goals, or targets could be difficult to achieve and costly to implement. To the extent that our required or voluntary disclosures about environmental initiatives, we could be criticized for their accuracy, adequacy, or completeness. We could fail to achieve, or be perceived to fail to achieve, our environmental-related initiatives, goals, or commitments. Our actual or perceived failure to achieve our environmental-related initiatives, goals, commitments, or to meet evolving stakeholder expectations or standards could adversely impact us by resulting in legal or regulatory proceedings against us, customer or employee attrition, reputational damage, or other negative impacts on our business. Conversely, we may fail to attract or retain customers, vendors, employees or other stakeholders who are opposed to our environmental-related initiatives, or may face claims from stakeholders who believe such initiatives harmed them or us.

Adverse developments impacting our non-consolidated affiliates could indirectly impact us.

Our consolidated operations constitute only a portion of the consolidated operations of our corporate parent, Lumen. We engage in various intercompany transactions with affiliates of Lumen that are not members of our consolidated group of companies. Events or developments that adversely impact these non-consolidated affiliates will not directly impact our consolidated financial position or performance as reported under U.S. generally accepted accounting principles (“GAAP”), but could nonetheless indirectly adversely impact us to the extent such developments interfere with the ability of such non-consolidated affiliates to provide services or pay amounts to which we or our subsidiaries are entitled. For these reasons, you are urged to review the risk factor disclosures contained in Item 1A of Lumen’s Annual Report on Form 10-K for the year ended December 31, 2024.

We face other business risks.

We face other business risks, including among others (i) the difficulties of managing and administering an organization that offers a complex set of products to a diverse range of customers across several states, (ii) the possibility that supply constraints, labor shortages, construction delays or other factors could hamper our ability to attain our infrastructure buildout plans, (iii) the risk that the continuation of high vacancy rates in the fiber on-net buildings we serve could reduce demand for our services and (iv) the risks and uncertainties inherent in acquiring or disposing of businesses, or engaging in other strategic transactions.

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

We are subject to numerous requirements and interpretations under various international, federal, state and local laws, rules and regulations, which are often quite detailed or unclear and are occasionally in conflict with each other. Accordingly, we cannot ensure we will always be in compliance with all these requirements at any particular time.

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

Our prior or current participation in certain of the FCC's buildout programs subjects us to certain financial risks. For example, if we are not in compliance with FCC measures by the end of the CAF II or RDOF programs, we could incur substantial penalties or forfeitures, including but not limited to being suspended or disbarred from future governmental programs or contracts, which could have a material adverse impact on our financial condition. From time to time, legislative or regulatory bodies create new subsidy programs designed to enhance the communications infrastructure in the U.S. (such as Congress’s creation of a $65 billion broadband connectivity fund in 2021), which in the past have typically increased the number of companies offering competing products in certain of our markets.

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

For years, the laws governing our operations have been unsettled, which has impacted our ability to plan for the future. We expect regulatory uncertainty to increase following a 2024 U.S. Supreme Court decision reversing a prior ruling that required courts to defer to reasonable agency interpretations of ambiguous federal laws. New laws or court decisions could affect our services or expose us to burdensome requirements or liabilities. In particular, our business could be materially impacted if the U.S. Congress amends or eliminates current federal law limitations on the liability of private network providers, such as us, against claims related to third-party content stored or transmitted on private networks, as currently proposed by certain governmental officials, legislative leaders and consumer interest groups. We could also be materially affected if proposals to increase the regulation of internet service providers or to further strengthen data privacy laws are enacted or implemented. In addition, federal and state agencies that regulate the support program payments we receive or the fees that we charge for certain of our regulated services can, and from time to time do, reduce the amounts we receive or can charge. Finally, we expect that expanded regulation of 911 emergency services will increase our costs and exposure to fines for noncompliance.

As a carrier of last resort for certain of our Mass Market customers, we could be required to provide services under circumstances that are economically disadvantageous or that divert resources from other business priorities.

Third-party content stored or transmitted on our networks could result in liability or otherwise damage our reputation.

While we disclaim liability for third-party content in most of our service contracts, as a private network provider we potentially could be exposed to legal claims relating to third-party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. Although we believe our liability for these types of claims is limited under current law, suits against other carriers have been successful and we cannot assure you that our defenses will prevail. Such third-party content could also result in adverse publicity and damage our reputation. Moreover, as noted above, pending proposals to change the law could materially heighten our legal exposure and potentially require us to implement changes to manage this exposure.

Pending legal proceedings against us or our affiliates could have a material adverse impact on us.

There are several potentially material proceedings pending against us and our affiliates, including several derivative and class action suits. Results of these legal proceedings cannot be predicted with certainty. As of any given date we could have exposure to losses under proceedings in excess of our accrued liability. For each of these reasons, any of the proceedings described in Note 14—Commitments, Contingencies and Other Items, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the trading price of our securities and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on us.

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

Issues related to our use of artificial intelligence (AI) could give rise to legal or regulatory actions, damage our reputation or otherwise materially harm our business.

We currently incorporate AI technology in certain of our products and services and in our business operations. Due to the complexity of its design and algorithms, AI presents various risks and challenges, and its use could cause operational disruptions or have other unintended adverse consequences. While we aim to use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. Our use of AI may give rise to risks related to harmful content, inaccurate output, bias, intellectual property infringement or misappropriation, defamation, privacy incidents, and cybersecurity vulnerabilities, among others. The United States, the European Union and other governmental bodies have taken initial steps to regulate AI, which could ultimately increase AI’s legal risks or decrease its usefulness. For all these reasons, our use of AI could materially harm our business, operations or reputation.

We have been accused of infringing the intellectual property rights of others and will likely face similar accusations in the future.

We routinely receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. If these claims succeed, we could be required to pay significant monetary damages, to cease using the applicable technology or to make royalty payments to continue using the applicable technology. If we are required to take one or more of these actions, our revenues or profit margins may decline, our operations could be materially impaired or we may be required to stop selling or redesign one or more of our products or services, any of which could have a material adverse impact on our business. Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot obtain rights to use any required technology from a third-party on reasonable terms, our ability to offer new products and services may be prohibited, restricted, made more costly or delayed.

Failure to extend or renegotiate our collective bargaining agreements or work stoppages could have a material impact on us.

As of December 31, 2024, approximately 42% of our employees were members of various bargaining units represented by labor unions. Although we have agreements with these labor unions, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and increase our costs. Even if we succeed in reaching new or replacement agreements, they may impose significant new costs on us that impair our competitive position.

Media reports concerning our legacy infrastructure could expose us to governmental actions, removal costs, litigation, compliance costs, penalties or reputational damage.

Media reports issued in mid-2023 alleged that certain lead-sheathed cables that are part of our copper-based network infrastructure pose public health and environmental risks. These allegations have resulted in regulatory inquiries and lawsuits, and could in the future subject us to legislative or regulatory actions, removal costs, compliance costs or penalties. Accordingly, we may incur substantial expenses, which could have a material adverse impact on our financial results or condition.

We may also experience reputational harm from negative assertions about the public health or environmental impact of our lead-sheathed cables, which could adversely affect our business, even if such allegations ultimately prove to be inaccurate. Such damage to our reputation could be difficult, expensive and time-consuming to repair and could negatively impact or business or the value of our securities.

Financial Risks

Our significant debt levels expose us to a broad range of risks.

As of December 31, 2024, we had $2.0 billion of outstanding consolidated unsecured indebtedness (excluding finance lease obligations, unamortized discounts, net and unamortized debt issuance costs, and note payable-affiliate).

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

•adversely impacting other parties’ perception of Lumen, including but not limited to existing or potential customers, vendors, employees, creditors or investors;

•making it more difficult or expensive for us to obtain any necessary future financing or refinancing, including the risk that this could force us to sell assets or take other less desirable actions to raise capital; and

•increasing the risk that we may not meet the covenants contained in our debt agreements or timely make all required debt payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

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

We expect to periodically require financing in the future to refinance existing indebtedness and potentially for other purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, credit ratings, and debt covenants. Our ability to obtain additional financing could also depend on prevailing market conditions, which could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, trade restrictions, pandemics, weak economic conditions or other similar adverse economic developments in the U.S. or abroad, and (ii) specific conditions in the communications industry. Instability in the domestic or global financial markets has from time to time resulted in periodic volatility and disruptions in capital markets that have partially or severely limited the ability of leveraged companies like us to obtain debt financing. For these and other reasons, we can give no assurance additional financing for any of these purposes will be available on terms acceptable to us, or at all.

If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, cutting or delaying costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. The current and future debt instruments of us or our affiliates may restrict, or market or business conditions may limit, our ability to complete some of these actions on favorable terms, or at all. For these and other reasons, we cannot assure you we could implement these steps in a sufficient or timely manner, or at all. Even if successfully implemented, these transactions could be detrimental to our operations, financial performance or future prospects.

We are part of a highly complex debt structure, which could impact the rights of our investors.

Lumen Technologies, Inc. and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Roughly three-quarters of the debt of Lumen Technologies, Inc. is guaranteed by certain of its principal domestic subsidiaries, some of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of Lumen Technologies, Inc. is neither guaranteed nor secured. Most of the debt of Level 3 Financing, Inc. is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing, Inc. is not secured by any of its assets, but is guaranteed on an unsecured basis by certain of its affiliates. As of the date of this annual report, substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International Inc. Most of the over 200 subsidiaries of Lumen Technologies, Inc. have neither borrowed money nor guaranteed any of the debt of Lumen Technologies, Inc. or its affiliates. As such, our investors should be aware that (i) determining the priority of the rights of holders of the debt instruments of us and our affiliates is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) such debt is structurally subordinated to all liabilities of the non-guarantor subsidiaries of Lumen Technologies, Inc. to the extent of the value of those subsidiaries that are obligors.

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

The debt and financing arrangements of Level 3 Financing, Inc. contain substantially similar limitations that restrict their operations on a standalone basis as a separate restricted group. Consequently, certain of these covenants may significantly restrict our ability to engage in transactions with Level 3 Parent, LLC, including receiving cash from Level 3 Parent, LLC or Level 3 Parent, LLC’s ability to distribute cash to us or our affiliated entities.

Lumen Technologies, Inc.’s senior secured credit facilities contain financial maintenance covenants.

The failure of us or our affiliates to comply with the above-described restrictive or financial covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations. Any such acceleration of our debt could have materially adverse consequences, including reducing the possibility of obtaining financing and potentially forcing us to seek bankruptcy protection. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

In 2023, holders of a substantial portion of the funded indebtedness of our affiliates asserted that certain of our affiliates had violated certain of their debt covenants. Other creditors could potentially seek to assert similar claims in the future, the risk of which is heightened by the complexity of the debt structure, debt covenants and operations of us and our affiliates.

Our recent debt transactions may not achieve their anticipated benefits.

During 2024, Lumen and its affiliates, including us, engaged in certain transactions designed principally to reduce our indebtedness. In connection with announcing the closing of these transactions, Lumen indicated that these transactions would provide the Company with additional time to transform our operations and improve our financial performance. Lumen and its affiliates, including us, may not realize some or all of the benefits we anticipate receiving from completing our 2024 debt transactions.

Our cash flows may not adequately fund all of our cash requirements.

Our business is very capital intensive. We expect to continue to require significant capital to pursue our Quantum Fiber buildout plans and to otherwise maintain, upgrade and expand our network infrastructure and product offerings. These capital requirements are driven by several factors, including (i) changes in customers’ service requirements; (ii) our need to continue to maintain aging or obsolete infrastructure until it can be replaced; (iii) our continuing need to expand and improve our network to remain competitive and meet customer demand; and (iv) our regulatory and contractual commitments. Any failure to make appropriate capital expenditures could adversely impact our financial performance or prospects. We will also continue to need substantial amounts of cash to meet our fixed commitments and other business objectives, including without limitation funding our debt repayments, interest expense, operating costs, maintenance expenses, debt repayments, tax obligations, periodic pension contributions and other benefits payments. We cannot assure you our future cash flows from operating activities will be sufficient to fund our capital investments, debt obligations or any other long-term cash requirements.

Increases in costs for pension and healthcare benefits for our active and retired employees may have a material impact on us.

As of December 31, 2024, we had a substantial number of active employees participating in a qualified pension plan sponsored by Lumen Technologies that has assumed the obligations under Qwest Communications International Inc.’s predecessor pension plan. As of such date, Lumen’s pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. The amounts contributed by us through Lumen Technologies are not segregated or restricted and may be used to provide benefits to employees of Lumen’s other subsidiaries. Lumen’s costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, including investment returns on funds held by our applicable plan trusts; changes in prevailing interest rates and discount rates or other factors used to calculate the funding status of our plans; increases in healthcare costs generally or claims submitted under our healthcare plans specifically; the longevity and payment elections of our plan participants; changes in plan benefits; and the impact of the continuing implementation and modification of current federal healthcare and pension funding laws and regulations promulgated thereunder. Increased costs under these plans could reduce Lumen’s profitability and increase its funding commitments to its pension plans, which in turn could affect our liquidity.

See Note 10—Employee Benefits for additional information regarding the funded status of Lumen's pension plans and Lumen's other post-retirement benefit plans.

If we are required to record additional intangible asset impairments, we will be required to record a significant charge to earnings and reduce our stockholder's equity.

As of December 31, 2024, approximately 41% of our total consolidated assets reflected on the consolidated balance sheet included in this annual report consisted of goodwill and other intangible assets. In the fourth quarter of 2023, we recorded a large non-cash charge to earnings in connection with reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings, which could have a material adverse effect on our results of operations or financial condition.

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

Although inflation has recently been declining, during the past several years, our operations were impacted by the highest domestic inflation rates in decades. If inflation rates remain elevated or increase, our operations will likely continue to be impacted. Potential impacts of high inflation include (i) lower revenue if inflationary pressures cause our customers to defer or decrease their orders, (ii) lower profit margins, (iii) higher interest costs to the extent inflation places upwards pressure on prevailing interest rates and (iv) as noted above, potential difficulties retaining personnel if we do not match the salary increase expectations of our workforce.

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect us.

We maintain (i) disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and (ii) internal control over financial reporting designed to provide reasonable assurance regarding the reliability of our financial statements and their compliance with U.S. generally accepted accounting principles (“GAAP”). We cannot assure you these measures will be effective.

We face other financial risks.

We face other financial risks, including among others the risk that:

•downgrades in our credit ratings or unfavorable financial analyst reports regarding us, our affiliates, or our industry could adversely impact the liquidity or market prices of our outstanding debt securities; and

•one or more of our ongoing tax audits or examinations could result in tax liabilities that differ materially from those we have recognized in our consolidated financial statements.

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

While we always welcome constructive input from our stakeholders, activist shareholders at the Lumen level may from time to time engage in proxy solicitations, submit shareholder proposals or otherwise attempt to effect changes or acquire control over Lumen and its affiliates, including us. Responding to these actions can be costly and time-consuming and may disrupt Lumen’s and our operations and divert the attention of its Board of Directors and our management. These adverse impacts could be intensified if activist shareholders advocate actions that are not supported by other shareholders, Lumen’s Board or management. The recent increase in the activism of debt holders could increase the risk of claims being made under the debt agreements of us or our affiliates.

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

As described in Item 1A “Risk Factors,” several features of our operations heighten our susceptibility to cyber-attacks, including (i) our material reliance on systems owned, operated or controlled by unaffiliated third-party operators and (ii) our processing and storage of large amounts of sensitive customer data. Cyber-attacks on our systems may be initiated by a wide variety of intruders, including employees, cyber-criminals, nation state actors and other advanced persistent threat actors, and may include attempts by outside parties to gain access to sensitive data that is stored in or transmitted across our network. Cyber-attacks can take many forms, including computer hackings, computer viruses, ransomware, worms or other destructive or disruptive software, denial of service attacks, or other malicious activities.

To identify, assess and mitigate cybersecurity risk, we have implemented a global information security management program that includes administrative, technical, and physical safeguards. This program seeks to identify, detect, protect and respond to threats to our information systems. Our security operations center provides advanced threat detection and response capabilities. Lumen maintains an insider threat program to detect, investigate and mitigate insider threat risks to Lumen assets, data, services and personnel globally.

Our cybersecurity and privacy policies encompass information security, incident response procedures, and vendor management. Our risk management team works closely with our information technology, privacy, product, and operations departments to continuously evaluate emerging cyber risk. We monitor existing or proposed cybersecurity and privacy laws, regulations and guidance that are or may be applicable to us in the regions where we operate, including in the European Union and the United Kingdom where we are subject to the GDPR, as well as various other laws governing privacy rights, data protection and cybersecurity in other regions. As a U.S. government contractor, we are required to comply with extensive governmental regulations and standards regarding cyber security.

Lumen periodically engage both internal and external auditors and consultants to assess and enhance our program. These independent external auditors and consultants are accredited under various information security standards, including those administered by the International Organization for Standardization and the PCI Security Standards Council. These engagements typically include penetration testing, third-party certifications, compliance assessments, audits, and assessments of vulnerabilities and emerging threats. We also periodically deploy our Internal Audit processes to conduct additional reviews and assessments. We also mutually exchange threat intelligence with government agencies, cyber analysis centers and cybersecurity associations.

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

Despite our efforts to prevent security incidents, (i) some of these attacks have resulted in security incidents (although thus far we do not believe that any of these incidents has resulted in a material adverse effect on our operating results or financial condition) and (ii) future security incidents are likely (some of which could have a material adverse effect on operating results or financial condition). See Item 1A “Risk Factors” for a further discussion of cybersecurity risks.

Lumen maintains an Incident Response Playbook that provides a set of guidelines for our stakeholders to follow when handling any data incident. This playbook describes how we assess incidents and how our security team shares information about such incidents with others at Lumen, including senior leadership and, if warranted, with some or all members of its Board of Directors. These escalation provisions, together with Lumen's disclosure controls and procedures, are designed to ensure that appropriate representatives throughout the Company are available to assess how to respond to such incidents and make any necessary public notifications.

The Cybersecurity Incident Response Team (“CIRT”) is responsible for detecting and coordinating responses to all security incidents. This team regularly assesses its communication plan to confirm that its members can be alerted quickly in the event of an actual crisis and meet as a team to discuss response options. The CIRT also addresses each incident, unless it determines that an incident is sufficiently serious. In those instances, it will notify the Cyber Security Watch Team ("CSWAT"), which is responsible for addressing cybersecurity incidents that raise more significant risks.

The CSWAT is comprised of senior IT, operations, risk, legal and compliance leaders across business segments. In addition to addressing our more significant cyber incidents, the CSWAT manages risks from matters related to business continuity, including risks posed by cybersecurity threats, and implements controls to mitigate such operational risks. Among other processes, this team reviews our programs and processes related to information security, third-party risk, vendor management, facilities, unplanned downtime, business disruption, business continuity and disaster recovery.

Governance

As part of our overall risk management approach, Lumen prioritizes the identification and management of cybersecurity risk at several levels, including Board oversight, executive commitment and employee training. Lumen's Risk and Security Committee, comprised of independent directors from its Board, assists the Board in overseeing our cybersecurity and data privacy risk. Specifically, our Risk and Security Committee, which meets quarterly, (i) receives periodic reports from Lumen's Chief Security Officer (“CSO”) on security programs, including incident reports, (ii) reviews cybersecurity risk assessments from information security, privacy, and internal audit management teams, including the adequacy and effectiveness of the Company’s internal controls regarding cybersecurity; (iii) reviews emerging cybersecurity developments and threats; (iv) reviews compliance with applicable laws and industry standards; and (v) periodically reviews our strategy to mitigate cybersecurity risks, such as our cyber insurance coverage and contingency plans in the event of security incidents or other system disruptions. At least quarterly, the Risk and Security Committee provides reports to the full Board regarding matters recently discussed by the Committee, which enables the full Board to provide additional oversight of our cyber risks and cyber processes. The full Board also reviews our cybersecurity risks in connection with its annual review of our enterprise risk mitigation programs.

Lumen's CSO has extensive experience working in the public and private sectors leading security organizations, managing risk management functions, and driving large information technology deployments. He has an Engineering degree, a Master of Business Administration, a Chief Information Security Officer Certification, and a Global Information Assurance Certification Security Leadership Certification. He oversees the implementation and compliance of our information security standards and mitigation of information security related risks.

Lumen's cybersecurity organization includes a response team and management level committees who support our processes to assess and manage cybersecurity risk as follows:

•At the day-to-day operational level, Lumen maintains an experienced information security team who are tasked with implementing our privacy and cybersecurity program and support the CSO in implementing our detection, reporting, security and mitigation functions. This team and the CSO work to develop and implement tools and processes designed to assist in identifying, containing and remediating cybersecurity incidents, and periodically retain consultants to assist with these activities. Lumen generally seeks to promote a company-wide awareness of cybersecurity risk through broad-based communications and educational initiatives, including regularly conducting phishing tests and holding employee trainings on our privacy, cybersecurity and information management policies, at least annually and more frequently when legal or other developments warrant.

•The Technology, Security, and Privacy Council, co-chaired by the CSO, the Chief Information Officer (CIO), and the Chief Privacy Officer (CPO), leverages the combined expertise of various security, IT, legal, internal audit, and operational leaders across the company. This council provides a forum for these cross-functional members of management of our leadership team to consider emerging technologies, such as artificial intelligence and emerging cybersecurity risks; review cybersecurity and privacy regulations; review and update policies and standards as appropriate; and promote cross-functional collaboration to manage cybersecurity and privacy risks across the enterprise. Members of this council are responsible for reporting on cybersecurity and privacy risks to the Risk Oversight Committee (“ROC”).

•The ROC, whose core members include our Chief Financial Officer, Chief Technology and Product Officer, Executive Vice President of Enterprise Operations, and Chief Legal Officer, oversees our company-wide risk mitigation strategies. With respect to cyber risks, the ROC's oversight function helps to ensure accountability, adequacy of resourcing, implementation of Company directives, and alignment of oversight provided by our Board of Directors and our senior leadership team. Some of the more significant risks discussed by the ROC are also reported to our Risk and Security Committee at least quarterly.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components as of the dates below:

	As of December 31,
	2024	2023
Land	2%	2%
Fiber, conduit and other outside plant(1)	46%	42%
Central office and other network electronics(2)	33%	32%
Support assets(3)	16%	17%
Construction in progress(4)	3%	7%
Gross property, plant and equipment	100%	100%
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

We own a substantial portion of our telecommunications equipment required for our business. However, we also lease from third parties certain facilities, network capacity and equipment and software under various lease or other arrangements. We also own and lease administrative offices in major metropolitan locations primarily within our local service area. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or expiration or in connection with legal challenges to our rights under such agreements.

Our net property, plant and equipment was approximately $8.9 billion and $8.7 billion at December 31, 2024 and 2023, respectively. For additional information, see Note 8—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this report.

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

Overview

We are a networking company with the goal of connecting people, data, and applications quickly, securely and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global Business customers and our domestic Mass Markets customers. Our specific products and services are detailed in Note 3—Revenue Recognition and below under the heading "Operations - Products and Services" in Item 1 of Part I of this report.

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

At December 31, 2024, we served approximately 1.6 million broadband subscribers. Our methodology for counting broadband subscribers may be different than the methodologies used by other companies.

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

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing voice and private line services;

•Nurture, which includes our more mature offerings, including primarily ethernet;

•Grow, which includes existing and emerging products and services in which we are significantly investing, including our dark fiber and wavelengths services; and

•Affiliate Services, which are (i) communications services that we provide to our affiliates and also provide to external customers and (ii) application development and support services that we provide to our affiliates, as described further in Note 14—Affiliate Transactions.

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

Industry developments over the past few years have increased fiber construction demand from customers. The resulting increase in construction labor rates increased the cost of enabling units to be capable of receiving our Quantum Fiber broadband services. We believe these factors also occasionally contributed to a delay in attaining our Quantum Fiber buildout targets.

Continued business uncertainty, supply constraints or inflationary pressures could materially impact our financial results in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services.

Trends Impacting Our Operations

In addition to the above-described impact of macroeconomic and industry pressures, our consolidated operations have been, and will continue to be, impacted by the following trends:

•Customers' demand for automated products and services and competitive pressures will require that we continue to invest in new technologies and automated processes to improve our customers' experience and reduce our operating expenses.

•The increased use of digital applications, video streaming, gaming, robotics, quantum computing and artificial intelligence has substantially increased demand for robust, scalable network services. We are continuing to enhance our product and service offerings and taking other steps to enable customers to have access to greater bandwidth and capacity.

•Businesses continue to adopt distributed, global operating models. We are expanding and enhancing our fiber network, connecting more buildings to our network to generate revenue opportunities and reducing our reliance upon other carriers.

•Changes in customer preferences and in the regulatory, technological and competitive environment are (i) significantly reducing demand for our more mature service offerings, commoditizing certain offerings, or resulting in volume or rate reductions for other offerings and (ii) also creating certain opportunities for us arising out of increased demand for advanced networking services and high-speed, low-latency secure data transmissions.

•The operating margins of several of our newer, more technologically advanced services, some of which may connect to customers through other carriers, are lower than the operating margins on our traditional, on-net wireline services.

•Uncertainties regarding our financial performance and overall leverage of us and our affiliates have caused, and may continue to cause, certain customers and other third parties to avoid transacting business with us.

•Declines in our traditional wireline services and other more mature offerings have necessitated right-sizing our cost structure to remain competitive.

These and other developments and trends impacting our operations are discussed elsewhere in Item 1A and this Item 7.

Results of Operations

The following table summarizes the results of our consolidated operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Operating revenue	$5,508	5,915
Operating expenses	3,457	6,110
Operating income (loss)	2,051	(195)
Total other expense, net	(37)	(75)
Income (loss) before income taxes	2,014	(270)
Income tax expense	527	561
Net income (loss)	$1,487	(831)

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described in Note 3—Revenue Recognition:

	Years Ended December 31,		% Change
	2024	2023
	(Dollars in millions)
Other Broadband	$932	1,111	(16)%
Voice and Other	521	589	(12)%
Fiber Broadband	377	473	(20)%
Harvest	939	1,047	(10)%
Nurture	357	393	(9)%
Grow	133	143	(7)%
Affiliate Services	2,249	2,159	4%
Total operating revenue	$5,508	5,915	(7)%

Total operating revenue decreased by $407 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Within each revenue category, this decrease was primarily due to:

•Decreases in Other Broadband of $179 million primarily due to fewer customers for our low speed broadband services;

•Decreases in Voice and Other of $68 million due almost entirely to the continued loss of copper-based voice customers;

•Decreases in Fiber Broadband by $96 million driven by fewer subscribers for our fiber services, primarily as a result of migrations to the Quantum Fiber services offered by Lumen (which bills customers for such services and pays us for use of our network in providing such services, as further described below);

•Decreases in Harvest of $108 million primarily attributable to (i) declines in legacy voice services for Business customers of $57 million, (ii) lower unbundled network elements revenue of $21 million and (iii) a decrease in private line services of $12 million;

•Decreases in Nurture of $36 million primarily due to declines in Ethernet services for Business customers;

•Decreases in Grow of $10 million primarily due to declines in wavelengths services for Business customers; and

•Increases in Affiliate Services of $90 million primarily due to a $43 million increase in fiber broadband and other direct telecommunication services provided to our affiliates, and $47 million of additional employee shared services expense allocated to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Years Ended December 31,		% Change
	2024	2023
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,505	1,608	(6)%
Selling, general and administrative	438	478	(8)%
Operating expenses-affiliates	761	796	(4)%
Depreciation and amortization	753	823	(9)%
Goodwill impairment	—	2,405	nm
Total operating expenses	$3,457	6,110	(43)%
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

Cost of services and products (exclusive of depreciation and amortization) decreased by $103 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to lower employee-related expenses of $71 million and lower facilities costs of $35 million.

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

Selling, general and administrative expenses decreased by $40 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to (i) a decrease of $18 million in marketing and advertising expense, (ii) a decrease of $17 million in bad debt expense, (iii) a decrease of $17 million in external commissions and (iv) a decrease of $11 million related to gains on various real estate and other operating asset sales during the year. These decreases were partially offset by an increase of $31 million in employee related expenses, inclusive of severance costs.

Operating Expenses-Affiliates

Operating expenses-affiliates decreased by $35 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily due to a decrease of $18 million in direct telecommunication services charged to us by affiliates and a decrease of $17 million of lower allocated employee and professional services provided to us by our affiliates.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Years Ended December 31,		% Change
	2024	2023
	(Dollars in millions)
Depreciation	$712	756	(6)%
Amortization	41	67	(39)%
Total depreciation and amortization	$753	823	(9)%

Depreciation expense decreased by $44 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a decrease of $77 million resulting from changes in the method of depreciation from the group method of depreciation to the straight line by individual asset method and a decrease of $24 million due to changes in depreciation lives of fiber assets as discussed in Note 1—Background and Summary of Significant Accounting Policies. These decreases were partially offset by an increase of $57 million due to net growth in depreciable assets.

Amortization expense decreased by $26 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a decrease of $24 million associated with changes in the method of amortization from the group method to straight line by individual asset method.

Goodwill Impairment

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs.

When we performed a qualitative impairment test during the fourth quarter of 2024, we concluded it was more likely than not that the estimated fair value of our reporting unit was greater than our carrying value of equity as of our testing date. Therefore, we concluded no impairment existed as of our annual assessment date in the fourth quarter of 2024.

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

When we performed our impairment test during the fourth quarter of 2022, we concluded the estimated fair value of our reporting unit was greater than our carrying value of equity as of our testing date. Therefore, we concluded no impairment existed as of our annual assessment date in the fourth quarter of 2022.

These above-mentioned macroeconomic factors, coupled with dis-synergies resulting from our affiliates' 2022 and 2023 divestitures, changes in customer preferences and negotiations with our creditors throughout 2024, placed additional pressures on our financial performance. These developments contributed to us recognizing $2.4 billion in goodwill impairment charges in the fourth quarter of 2023. Some of these pressures continue to impact us. To the extent these pressures continue, we could experience additional deterioration in our projected cash flows, or make significant changes to the assumed discount rates or market multiples that we use to determine the fair value of our reporting unit. Any of these could result in additional future impairments of our approximately $7.0 billion of remaining goodwill.

See Note 2—Goodwill and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report for further details on these tests and impairment charges.

Other Consolidated Results

The following table summarizes our total other expense, net and income tax expense:

	Years Ended December 31,		% Change
	2024	2023
	(Dollars in millions)
Interest expense	$(62)	(95)	(35)%
Interest income - affiliate, net	24	15	60%
Other income, net	1	5	(80)%
Total other expense, net	$(37)	(75)	(51)%
Income tax expense	$527	561	(6)%

Interest Expense

Interest expense decreased by $33 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decline was primarily due to (i) a decrease of approximately $114 million in average net outstanding debt and (ii) an increase of capitalized interest of $21 million. See Note 6—Long-Term Debt and Note Payable - Affiliate and Liquidity and Capital Resources below for additional information about our debt.

Interest Income - Affiliate, Net

Interest income - affiliate, net increased by $9 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase in interest income - affiliate, net was primarily due to a higher average receivable from affiliate. Additionally, the average interest rate increased from 5.07% for the year ended December 31, 2023 to 5.36% to the year ended December 31, 2024.

Income Tax Expense

For the years ended December 31, 2024 and 2023, our effective income tax rate was 26.2% and (207.8)%, respectively. The effective tax rate for the year ended December 31, 2023 includes a $505 million unfavorable aggregate impact of non-deductible goodwill impairment. See Note 12—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report and "Critical Accounting Policies and Estimates—Income Taxes" below for additional information.

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

Goodwill and Other Intangible Assets

We have a significant amount of goodwill that is assessed at least annually for impairment. At December 31, 2024, goodwill and intangible assets totaled $7.0 billion, or 41%, of our total assets. The impairment analyses of these assets are considered critical because of their significance to us and our segments and the subjective nature of certain assumptions used to estimate fair value.

Intangible assets arising from business combinations, such as goodwill and capitalized software are initially recorded at estimated fair value. We amortize capitalized software using the straight-line method primarily over estimated lives ranging up to seven years. We annually review the estimated lives and methods used to amortize our other intangible assets. The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews.

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

Our annual impairment assessment date for goodwill was October 31, at which date we compared our estimated fair value of equity of our reporting unit to the carrying value of equity. If the estimated fair value was greater than the carrying value, we concluded no impairment exists. If the estimated fair value was less than the carrying value, we recorded a non-cash impairment charge equal to the excess amount. Depending on the facts and circumstances, we typically estimated the fair value by considering either or both of (i) a discounted cash flow method, which was based on the present value of projected cash flows over a discrete projection period and a terminal value, which was based on the expected normalized cash flows following the discrete projection period, and (ii) a market approach, which included the use of multiples of publicly-traded companies whose services were comparable to ours. With respect to our analysis using the discounted cash flow method, the timing and amount of projected cash flows under these forecasts required estimates developed from our long-range plan, which is informed by wireline industry trends, the competitive landscape, product lifecycles, operational initiatives, capital allocation plans and other company-specific and external factors that influence our business. These projected cash flows considered recent historical results and are consistent with the Company's short-term financial forecasts and long-term business strategies. Due to inherent uncertainties, actual cash flows could vary significantly from our projected cash flows. Our determination of the discount rate was based on a weighted average cost of capital approach, which used a market participant’s cost of equity and after-tax cost of debt and reflects certain risks inherent in the projected cash flows. With respect to our analysis using the market approach, the fair value was estimated based upon a market multiple applied to revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted for an appropriate control premium based on recent market transactions. The fair value of our reporting unit was estimated under the market approach, using these revenue and EBITDA market multiples weighted depending on the characteristics of our reporting unit. We performed sensitivity analyses that considered a range of discount rates and a range of EBITDA market multiples and we believe the estimates, judgments, assumptions and allocation methods used by us were reasonable. Nonetheless, changes in any of them can significantly affect whether we must incur impairment charges, as well as the size of such charges.

For additional information on our goodwill balances and results of our impairment analyses, see Note 2—Goodwill and Other Intangible Assets for additional information.

Affiliate Transactions

We recognize intercompany charges for the amounts billed to us by our affiliates and we recognize intercompany revenue for services we bill to our affiliates.

Because of the significance of the services we provide to our affiliates and our other affiliate transactions, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented. As it relates to telecommunications services provided to our affiliates, we expect a significant reduction to affiliate revenue for the fiscal year ended December 31, 2025. This is primarily due to the repricing of certain services to align with lower market rates including certain transport services, along with the termination of certain affiliate circuits that are no longer required to support services provided to our external customers. See Note 13—Affiliate Transactions for additional information.

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

The Inflation Reduction Act, enacted in 2022, among other things, implemented a new federal corporate alternative minimum tax (“CAMT”) on adjusted financial statement income effective for tax periods occurring after December 31, 2022. The CAMT had no material impact on our financial results as of December 31, 2024. In addition, in 2021 the Organization for Economic Co-operation and Development ("OECD") has issued Pillar Two model rules introducing a new global minimum corporate tax of 15% and the OECD and the majority of its participating countries continue to work toward the enactment of such tax. While the U.S. has not adopted Pillar Two legislation, various other governments around the world have enacted such legislation that is effective for tax periods after December 31, 2023. These global minimum tax rules have increased our administrative and compliance burdens, but the impact to our financial statements for the year ended December 31, 2024 was immaterial. We anticipate further legislative activity and administrative guidance throughout 2025 and continue to monitor evolving global tax legislation.

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

Debt and Other Financing Arrangements

On March 22, 2024, Lumen completed debt modification transactions with a group of consenting debtholders representing over $15.0 billion of Lumen's outstanding consolidated long-term debt to, among other things, (i) extend maturities of the debt instruments of Lumen and Level 3 Financing, (ii) fund the repayment of all amounts owed under our term loan maturing in 2027 and (iii) provide for us and certain of our subsidiaries to guarantee Lumen’s obligations under its newly-established credit agreements and newly-issued superpriority senior notes.

As of December 31, 2024, we had approximately $2.0 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net, unamortized debt issuance costs, and Note Payable - Affiliate). $237 million of our outstanding debt is due in the next 12 months (excluding finance lease obligations).

Subject to market conditions, and to the extent permitted under applicable debt covenants, Qwest Corporation may issue debt securities from time to time primarily to refinance a portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors.

As of the filing date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Standard & Poor's	B-
Moody's Investors Service, Inc.	Caa3
Fitch Ratings	B+

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

From time to time over the past couple of years, we have engaged in various debt refinancings, redemptions, tender offers, exchange offers, open market purchases and other transactions designed principally to reduce our consolidated indebtedness, extend our debt maturities, improve our financial flexibility or otherwise enhance our debt profile. Subject to market conditions, restrictions under our debt covenants, and other limitations, we expect to opportunistically pursue similar transactions in the future to the extent feasible. See Note 6—Long-Term Debt and Note Payable - Affiliate to our consolidated financial statements in Item 8 of Part II of this report for additional information.

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

Future Contractual Obligations

Our estimated future obligations as of December 31, 2024 include both current and long term obligations. Related to debt, as noted in Note 6—Long-Term Debt and Note Payable - Affiliate, we have long-term obligations of $1.7 billion, with $239 million of current maturities and no obligations related to note payable - affiliate, as discussed above. Under our operating leases as noted in Note 4—Leases, we have a current obligation, including interest, of $20 million and a long-term obligation of $64 million. As noted in Note 14—Commitments, Contingencies and Other Items, we have a current obligation related to right-of-way agreements and purchase commitments of $38 million and a long-term obligation of $143 million. Additionally, we have a current obligation for asset retirement obligations of $5 million and a long-term obligation of $24 million.

Dividends

We periodically pay dividends to QSC, our direct parent company, which reduce our capital resources for debt repayments and other purposes. For additional information, see (i) our consolidated statements of cash flows and stockholder's equity and (ii) Note 17—Stockholder's Equity.

Pension and Post-retirement Benefit Obligations

Lumen Technologies is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2024, the accounting unfunded status of Lumen's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was approximately $645 million and $1.7 billion, respectively. See Note 10—Employee Benefits to the consolidated financial statements in Item 8 of Part II of this report and Note 11—Employee Benefits to the consolidated financial statements in Item 8 of Part II of Lumen's annual report on Form 10-K for the year ended December 31, 2024 for additional information about our and Lumen's pension and post-retirement benefit arrangements.

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

Benefits paid by Lumen's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, Lumen Technologies does not expect any contributions to be required for their qualified pension plan during 2025. The amount of required contributions to Lumen's qualified pension plan in 2026 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Lumen Technologies occasionally makes voluntary contributions in addition to required contributions and reserves the right to do so in the future. Lumen made a voluntary contribution of $170 million to the trust for the Combined Pension Plan in 2024. Lumen Technologies has advised that it does not expect to make a voluntary contribution to the trust of the qualified pension plan in 2025.

Substantially all of Lumen's post-retirement health care and life insurance benefits plans are unfunded and are paid by Lumen Technologies with available cash.

The affiliate obligations, net in other within current liabilities and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the year ended December 31, 2024, we made net settlement payments of $52 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2025, we expect to make aggregate settlement payments of $48 million to QCII under the plan.

For 2024, Lumen's expected annual long-term rate of return on pension plan assets, net of administrative expenses was 6.5%. For 2025, Lumen's expected annual long-term rate of return on these assets, net of administrative expenses, is 6.5%. However, actual returns could be substantially different.

For additional information, see "Risk Factors—Financial Risks in Item 1A of Part I of this report.

Federal Broadband Support Programs

In January 2020, the FCC created the Rural Digital Opportunity Fund ("RDOF"), which is a federal support program designed to fund broadband development in rural America. For the first phase of this program, RDOF Phase I, the FCC awarded $6.4 billion in support payments to be paid in equal monthly installments over 10 years. Lumen Technologies was awarded RDOF funding in several of the states in which we operate and began receiving monthly support payments during the second quarter of 2022, our share of which is not material. In the third quarter of 2024, we relinquished rights to develop certain RDOF census blocks in four states, which resulted in (i) a reduction of our anticipated RDOF Phase I support payments and (ii) the expectation of payment to the federal government. These impacts are expected to be immaterial.

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

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Years Ended December 31,		$ Change
	2024	2023
	(Dollars in millions)
Net cash provided by operating activities	$2,194	2,389	(195)
Net cash used in investing activities	(1,891)	(466)	1,425
Net cash used in financing activities	(287)	(1,921)	(1,634)

Operating Activities

Net cash provided by operating activities decreased by $195 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to net income adjusted for non-cash items and partially offset by increases related to changes in working capital. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to collection of receivables and payments of interest expense, accounts payable and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities increased by $1.4 billion for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to an increase in advances to affiliates, partially offset by a decrease in capital expenditures.

Financing Activities

Net cash used in financing activities decreased by $1.6 billion for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to a decrease in dividends paid to our parent.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 14—Commitments, Contingencies and Other Items for additional information.

Our network includes some residual lead-sheathed copper cables installed years ago that constitute a small portion of our network. Recent media coverage of potential health and environmental risks associated with these cables has resulted in regulatory inquiries and lawsuits, and could subject us to legislative or regulatory actions, removal costs, compliance costs or penalties. As of December 31, 2024, we have not accrued for any such potential costs and will only accrue when such costs are probable and reasonably estimable. For additional information about related litigation and potential risks, see Note 14—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report, and the risk factor disclosures included herein under “Risk Factors” in Item 1A of Part I of this report.

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of December 31, 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2024, we were not exposed to any significant market risk from changes in interest rates, as we did not have variable rate long-term debt obligations, and we have immaterial exposure to fluctuations in certain foreign currencies.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
Qwest Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Testing of revenue
As discussed in Note 3 to the consolidated financial statements, the Company recorded $5.5 billion of operating revenues for the year ended December 31, 2024. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

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
Denver, Colorado
February 20, 2025

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$3,259	3,756	4,155
Operating revenue - affiliates	2,249	2,159	2,294
Total operating revenue	5,508	5,915	6,449
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,505	1,608	1,646
Selling, general and administrative	438	478	454
Operating expenses - affiliates	761	796	734
Depreciation and amortization	753	823	860
Goodwill impairment	—	2,405	—
Total operating expenses	3,457	6,110	3,694
OPERATING INCOME (LOSS)	2,051	(195)	2,755
OTHER EXPENSE
Interest expense	(62)	(95)	(112)
Interest income (expense) - affiliate, net	24	15	(60)
Other income, net	1	5	7
Total other expense, net	(37)	(75)	(165)
INCOME (LOSS) BEFORE INCOME TAXES	2,014	(270)	2,590
Income tax expense	527	561	671
NET INCOME (LOSS)	$1,487	(831)	1,919

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26	10
Accounts receivable, less allowance of $29 and $34	227	261
Advances to affiliates	902	—
Other	152	144
Total current assets	1,307	415
Property, plant and equipment, net of accumulated depreciation of $8,910 and $8,239	8,865	8,700
GOODWILL AND OTHER ASSETS
Goodwill	6,955	6,955
Other intangible assets, net	84	103
Other, net	151	164
Total goodwill and other assets	7,190	7,222
TOTAL ASSETS	$17,362	16,337
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$239	1
Accounts payable	221	362
Advances from affiliates	—	61
Accrued expenses and other liabilities
Salaries and benefits	130	130
Income and other taxes	106	96
Other	117	121
Current portion of deferred revenue	153	162
Total current liabilities	966	933
LONG-TERM DEBT	1,688	2,156
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,336	1,318
Affiliate obligations, net	444	495
Other	685	679
Total deferred credits and other liabilities	2,465	2,492
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	2,193	706
Total stockholder's equity	12,243	10,756
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,362	16,337
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$1,487	(831)	1,919
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	753	823	860
Goodwill impairment	—	2,405	—
Deferred income taxes	37	22	20
Provision for uncollectible accounts	45	66	60
Accrued interest on affiliate note	—	—	28
Changes in current assets and liabilities:
Accounts receivable	(11)	20	(68)
Accounts payable	14	14	(29)
Accrued income and other taxes	10	7	(5)
Other current assets and liabilities, net	(49)	(97)	(26)
Changes in other noncurrent assets and liabilities, net	(8)	17	(28)
Changes in affiliate obligations, net	(55)	(62)	(90)
Other, net	(29)	5	(15)
Net cash provided by operating activities	2,194	2,389	2,626
INVESTING ACTIVITIES
Capital expenditures	(1,047)	(1,062)	(849)
Changes in advances to affiliates	(902)	569	(576)
Proceeds from sale of property, plant and equipment and other assets	58	27	76
Net cash used in investing activities	(1,891)	(466)	(1,349)
FINANCING ACTIVITIES
Payment of note payable - affiliate	—	—	(1,215)
Payments of long-term debt	(226)	(2)	(1)
Dividends paid	—	(1,980)	—
Changes in advances from affiliates	(61)	61	(55)
Net cash used in financing activities	(287)	(1,921)	(1,271)
Net increase in cash, cash equivalents and restricted cash	16	2	6
Cash, cash equivalents and restricted cash at beginning of period	12	10	4
Cash, cash equivalents and restricted cash at end of period	$28	12	10
Supplemental cash flow information:
Income taxes paid, net	$(497)	(509)	(673)
Interest paid, including affiliate interest (net of capitalized interest of $75, $54 and $29)	(63)	(97)	(113)
Supplemental noncash information of financing activities:
Dividend to parent in exchange for advances to affiliates	$—	(1,980)	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$26	10	8
Restricted cash - noncurrent	2	2	2
Total	$28	12	10
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	706	3,517	1,598
Net income (loss)	1,487	(831)	1,919
Dividends declared and paid to Qwest Services Corporation	—	(1,980)	—
Balance at end of period	2,193	706	3,517
TOTAL STOCKHOLDER'S EQUITY	$12,243	10,756	13,567
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

References in this report on Form 10-K, for all periods presented, to "QC," "Qwest," "we," "us," "the Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, unless the context otherwise requires. References to "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, including Level 3 Parent, LLC ("Level 3") and Level 3 Financing, Inc. ("Level 3 Financing").

Note 1—Background and Summary of Significant Accounting Policies

General

We are a networking company with the goal of connecting people, data, and applications quickly, securely and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global Business customers and our domestic Mass Markets customers. Our specific products and services are detailed in Note 3—Revenue Recognition of this report.

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

Segments

Our operations are integrated into and reported as part of Lumen Technologies. Lumen's CEO is our chief operating decision maker ("CODM") and reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Our CODM assesses performance and allocates resources in conjunction with and based on the operations of Lumen Technologies. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.

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

We provide an array of communications services to business and residential customers, including local voice, VPN, Ethernet, data, broadband, private line (including special access), network access, transport, voice, information technology, video and other ancillary services. We provide these services to a wide range of businesses, including global, enterprise, wholesale, government, and small and medium business customers. Certain contracts also include the sale of equipment, which is not significant to our business.

We recognize revenue for services when we provide the applicable service or when control of a product is transferred. Recognition of certain payments received in advance of services being provided is deferred. These advance payments may include design, planning, and engineering fees, as well as certain activation and installation charges. If these advance payments are not separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which typically ranges from one to five years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 50 months for Mass Markets customers and 35 months for Business customers. These deferred costs are periodically monitored to reflect any significant change in assumptions.

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

The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII’s pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2024 and 2023, we made settlement payments of $52 million and $57 million, respectively, to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.

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

Book overdrafts occur when we have issued checks but they have not yet been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheets. This activity is included in the operating activities section in our consolidated statements of cash flows. There was less than $1 million and no book overdrafts included in accounts payable at December 31, 2024 or December 31, 2023, respectively.

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
We generally consider our accounts past due if they are outstanding over 30 days. Our past due accounts are written off against our allowance for credit losses and any recoveries of accounts previously written off are generally recognized as a reduction in bad debt expense in the period received. The carrying value of accounts receivable, net of the allowance for credit losses, approximates fair value.

Property, Plant and Equipment

As a result of our indirect acquisition by Lumen Technologies, Inc., property, plant and equipment acquired at the time of acquisition was recorded based on its estimated fair value as of the acquisition date. Subsequently purchased and constructed property, plant and equipment are recorded at cost, plus the estimated value of any associated legally or contractually required retirement obligations. Prior to January 1, 2024, we depreciated the majority of our property, plant and equipment using the straight-line group method over the estimated useful lives of groups of assets. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are pooled for purposes of depreciation and tracking. We used the equal life group procedure to establish each pool's average remaining useful life. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. Effective January 1, 2024, we re-established all of our assets individually, including accumulated depreciation, and began to depreciate all of our assets using the straight-line method over the estimated useful lives of the specific asset. A gain or loss is recognized in our consolidated statements of operations only if a disposal is unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. During the construction phase of network and other internal-use capital projects, we capitalize related employee and interest costs. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

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

For further information on qualified pension, post-retirement and other post-employment benefit plans, see Note 11—Employee Benefits to the consolidated financial statements in Item 8 of Part II of Lumen's annual report on Form 10-K for the year ended December 31, 2024.

Change in Accounting Estimates

Effective January 1, 2024, we changed our method of depreciation and amortization for incumbent local exchange carriers ("ILEC") fixed assets from the group method of depreciation to straight line by individual asset method. Historically, we have used the group method of depreciation for the property, plant and equipment and amortization of certain intangible capitalized software assets of our ILECs. Under the group method, all like kind assets were combined into common pools and depreciated under composite depreciation rates. We believe the straight-line depreciation method for individual assets is preferable to the group method as it will result in a more precise estimate of depreciation expense and will result in a consistent depreciation method for all our subsidiaries. This change in the method of depreciation and amortization is considered a change in accounting estimate inseparable from a change in accounting principle. The change in accounting estimate decreased depreciation and amortization expense $101 million, $77 million net of tax for the year ended December 31, 2024.

Additionally, during the first quarter of 2024, we updated our analysis of economic lives of owned fiber network assets. As of January 1, 2024, we extended the estimated economic life and depreciation period of such assets from 25 years to 30 years to better reflect the physical life of the assets that we have experienced and absence of technological changes that would replace fiber. The change in accounting estimate decreased depreciation expense by approximately $24 million, $18 million net of tax for the year ended December 31, 2024.

Recently Adopted Accounting Pronouncements

Segments

On January 1, 2024 we adopted Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies quantitative thresholds to determine reportable segments. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280, "Segment Reporting." We did not early adopt this standard. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Government Assistance

On January 1, 2022, we adopted ASU 2021-10 "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance." This ASU requires business entities to disclose information about certain types of government assistance they receive. Refer to Note 3—Revenue Recognition for more information on the impact of this ASU on our consolidated financial statements.

Investments

On January 1, 2024, we adopted ASU 2023-02, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” This ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The adoption of this ASU did not have any impact on our consolidated financial statements.

On January 1, 2024, we adopted ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This ASU clarifies that a contractual restriction on the sales of an investment in an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring its fair value. The adoption of this ASU did not have any impact on our consolidated financial statements.

Leases

On January 1, 2024, we adopted ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” This ASU requires all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The adoption of this ASU did not have any impact on our consolidated financial statements.

On January 1, 2022, we adopted ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments.” This ASU (i) amends the lease classification requirements for lessors, (ii) provides criteria for lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease; and (iii) provides guidance with respect to net investments by lessors under operating leases and other related topics. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Reference Rate Reform

In December 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-06, “Reference Rate Reform (Topic 848) – Deferral of the Sunset Date of Topic 848." This ASU, which was effective upon issuance, extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848, by deferring the sunset date from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Based on our review of our key material contracts through December 31, 2024, this ASU does not have a material impact on our consolidated financial statements.

Supplier Finance Programs

On January 1, 2023, we adopted ASU 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires a company that uses a supplier finance program in connection with the purchase of goods or services to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and the potential magnitude of program transactions. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Credit Losses

On January 1, 2023, we adopted ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures.” The ASU eliminates the TDR recognition and measurement guidance, enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Adoption of Other ASUs

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” This ASU became effective for us once the addition to the FASB Codification was made available in July 2023. This ASU amends or supersedes various SEC paragraphs within the applicable codification to conform to past SEC staff announcements. This ASU does not provide any new guidance. The adoption of this ASU did not have any impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This standard is effective for the annual period of fiscal 2026, and early adoption is permitted. As of December 31, 2024, we do not hold convertible debt instruments and do not expect this ASU will have any impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses." This ASU requires additional footnote disclosure of the details of certain income statement expense line items as well as additional disclosure about selling expenses. This standard is effective for the annual period of fiscal 2027, and early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. We are currently evaluating the impact the adoption of this standard will have on our disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires that public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU will become effective for us in the annual period of fiscal 2025 and early adoption is permitted. We have chosen not to early adopt this ASU and are currently evaluating its impact on our consolidated financial statements, including our annual disclosure within our Income Taxes footnote.

In December 2023, the FASB issued ASU 2023-08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This ASU is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. This ASU will become effective for us in the first quarter of fiscal 2025 and early adoption is permitted. As of December 31, 2024, we do not hold crypto assets and do not expect this ASU to have any impact on our consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU incorporates certain SEC disclosure requirements into the FASB Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of FASB Codification topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB Codification with the SEC’s regulations. This ASU will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. As of December 31, 2024, we do not expect this ASU to have any impact on our consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture). The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. This ASU will become effective for us in the first quarter of fiscal 2025 and early adoption is permitted. As of December 31, 2024, we do not expect this ASU to have any impact on our consolidated financial statements.

Note 2—Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of December 31,
	2024	2023
	(Dollars in millions)
Goodwill, less accumulated impairment losses of $2,405 and $2,405	$6,955	6,955
Other intangible assets, less accumulated amortization of $1,841 and $1,966	$84	103

As of December 31, 2024 and 2023, the gross carrying amount of goodwill and other intangible assets was $8.9 billion and $9.0 billion, respectively.

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

2024 Goodwill Impairment Analysis

As of October 31, 2024, we performed our annual impairment analysis of the goodwill of our one above-mentioned reporting unit by using a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying value. Factors considered in the qualitative assessment included, among other things, macroeconomic conditions, industry and market conditions, financial performance of the reporting unit and other relevant reporting unit considerations. We concluded the estimated fair value of our reporting unit was greater than our carrying value of equity as of our testing date. Therefore, we concluded no impairment existed as of our annual assessment date in the fourth quarter of 2024.

2023 Goodwill Impairment Analyses

As of October 31, 2023, we performed our annual impairment analysis of our reporting unit. Given the continued decline in Lumen's share price, we determined our quantitative impairment analysis would estimate the fair value of our reporting unit using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which supported a range of fair values derived from annualized revenue and earnings before interest, tax, depreciation and amortization ("EBITDA") multiples between 1.5x and 3.5x and 4.8x and 8.4x, respectively. We selected a revenue multiple within and an EBITDA multiple below these comparable market multiples. Based on our assessment performed, we concluded that the estimated fair value of our reporting unit was less than their carrying value of equity at October 31, 2023. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $2.4 billion on October 31, 2023.

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

2022 Goodwill Impairment Analysis

At October 31, 2022, we estimated the fair value of equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, equal to the present value of all normalized cash flows after the projection period. Based on our assessment performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 24% at October 31, 2022. We concluded that goodwill was not impaired as of October 31, 2022.

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

The following table shows the rollforward of goodwill from December 31, 2022 through December 31, 2024:

(Dollars in millions)
As of December 31, 2022	$9,360
Impairment	(2,405)
As of December 31, 2023(1)	6,955
As of December 31, 2024(1)	$6,955
______________________________________________________________________
(1)Goodwill at December 31, 2024 and December 31, 2023 is net of accumulated impairment losses of $2.4 billion.

We annually review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our annual reviews. As of December 31, 2024, the weighted average remaining useful life was three years for capitalized software.

Total amortization expense for intangible assets for the years ended December 31, 2024, 2023 and 2022 was $41 million, $67 million and $79 million, respectively.

We estimate that future total amortization expense for finite-lived intangible assets will be as follows:

(Dollars in millions)
2025	$27
2026	17
2027	13
2028	10
2029	6
2030 and thereafter	11
Total finite-lived intangible assets future amortization expense	$84

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

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing voice and private line services;

•Nurture, which includes our more mature offerings, including primarily ethernet;

•Grow, which includes existing and emerging products and services in which we are significantly investing, including our dark fiber and wavelengths services; and

•Affiliate Services, which are (i) communications services that we provide to our affiliates and also provide to external customers and (ii) application development and support services that we provide to our affiliates, as described further in Note 14—Affiliate Transactions.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Year Ended December 31, 2024
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$932	(79)	853
Voice and Other	521	(14)	507
Fiber Broadband	377	(12)	365
Harvest	939	(118)	821
Nurture	357	(8)	349
Grow	133	(6)	127
Affiliate Services	2,249	(48)	2,201
Total revenue	$5,508	(285)	5,223

Timing of revenue
Goods and services transferred at a point in time			$13
Services performed over time			5,210
Total revenue from contracts with customers			$5,223

	Year Ended December 31, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$1,111	(95)	1,016
Voice and Other	589	(16)	573
Fiber Broadband	473	(12)	461
Harvest	1,047	(139)	908
Nurture	393	(8)	385
Grow	143	—	143
Affiliate Services	2,159	(45)	2,114
Total revenue	$5,915	(315)	5,600

Timing of revenue
Goods and services transferred at a point in time			$23
Services performed over time			5,577
Total revenue from contracts with customers			$5,600

	Year Ended December 31, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$1,275	(106)	1,169
Voice and Other	691	(31)	660
Fiber Broadband	462	(12)	450
Harvest	1,134	(161)	973
Nurture	435	(9)	426
Grow	158	(9)	149
Affiliate Services	2,294	(45)	2,249
Total revenue	$6,449	(373)	6,076

Timing of revenue
Goods and services transferred at a point in time			$28
Services performed over time			6,048
Total revenue from contracts with customers			$6,076
_______________________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

We do not have any single external customer that comprises more than 10% of our total consolidated operating revenue. Substantially all of our consolidated revenue comes from customers located in the United States.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities:

	As of December 31,
	2024	2023
	(Dollars in millions)
Customer receivables, less allowance of $23 million and $29 million	$205	210
Contract assets	—	7
Contract liabilities	244	269

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the years ended December 31, 2024 and December 31, 2023, we recognized $175 million and $169 million, respectively, of revenue that was included in contract liabilities of $269 million and $343 million as of January 1, 2024 and 2023, respectively.

Performance Obligations

As of December 31, 2024, we expect to recognize approximately $2.2 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of December 31, 2024, the transaction price related to unsatisfied performance obligations that are expected to be recognized in 2025, 2026 and thereafter was $944 million, $832 million, and $452 million, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Year Ended December 31, 2024
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$58	46
Costs incurred	32	34
Amortization	(39)	(34)
End of period balance	$51	46

	Year Ended December 31, 2023
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$61	46
Costs incurred	43	38
Amortization	(46)	(38)
End of period balance	$58	46

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

Governmental Funding

Lumen participates in various U.S. federal and state programs under which government support payments are received to offset costs associated with providing services in targeted locations such as unserved or underserved high-cost or rural areas, or for certain types of customers, including non-profit organizations, educational institutions and local governmental bodies. In certain instances, support payments are conditioned on specified infrastructure buildouts by milestone deadlines or provision of services at specified locations and speed requirements. Commitments may be made annually, on a multi-year basis ranging from one to 10 years or be on-going subject to periodic change or termination. Consistent with customary practice and as referenced in ASC 832 Government Assistance, Lumen applies a grant model of accounting by which it accounts for these transactions as non-ASC 606 revenue over the periods in which the costs for which the funding is intended to compensate are incurred. This non-ASC 606 revenue is included in operating revenue in our consolidated statements of operations. Corresponding receivables are recorded when services have been provided to the customers and costs incurred, but the cash has not been received. These amounts are included in our accounts receivable, less allowance in our consolidated balance sheets. Certain programs are subject to audits of compliance with program commitments and, subject to the outcomes of those assessments, Lumen may be required to reimburse the government entity for cash previously received, or, in some cases, pay a penalty. Lumen evaluates each program and establishes a liability under the principles of ASC 450 if it is probable support payments will be recaptured or a penalty will be imposed.

For the year ended December 31, 2024 and 2023, we recorded non-customer revenue of $31 million and $36 million, respectively, under government assistance programs, of which 29% and 24%, respectively, was associated with state universal service fund support programs.

Between 2015 and 2021, Lumen received approximately $500 million annually through the Federal Communications Commission (the "FCC")'s Connect America Fund II ("CAF II"), a program that ended on December 31, 2021. Our share of this CAF II funding was approximately $145 million annually. In connection with the CAF II funding, we were required to meet certain specified infrastructure buildout requirements in 13 states by the end of 2021, which required substantial capital expenditures. In the first quarter of 2022, we recognized $13 million of previously deferred revenue related to the conclusion of the CAF II program based upon our final buildout and filing submissions. The government has the right to audit our compliance with the CAF II program and the ultimate outcome of any remaining examinations is unknown, but could result in a liability to us in excess of our accruals established for these matters.

In early 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”) program, a federal support program designed to fund broadband deployment in rural America. For the first phase of this program, RDOF Phase I, the FCC ultimately awarded $6.4 billion in support payments to be paid in equal monthly installments over 10 years. In the third quarter of 2024, we relinquished rights to develop certain RDOF census blocks in four states, which resulted in (i) a reduction of our anticipated RDOF Phase I support payments and (ii) an expectation of payment to the federal government. These impacts are expected to be immaterial.

We participate in multiple state sponsored programs for broadband deployment in unserved and underserved areas for which the states have state universal service funds sourced from fees levied on telecommunications providers and passed on to consumers. During the year ended December 31, 2024, we participated in these types of programs primarily in the states of Nebraska and New Mexico. During the year ended December 31, 2023, we participated in these types of programs primarily in the states of Nebraska, New Mexico, and Minnesota.

Note 4—Leases

We primarily lease various office facilities, colocation facilities and equipment to or from third parties. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

We determine if an arrangement is a lease at inception and whether that lease meets the classification criteria of a finance or operating lease at the commencement date. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rates. As part of the present value calculation for the lease liabilities, we use an incremental borrowing rate as the rates implicit in the leases are not readily determinable. The incremental borrowing rates used for lease accounting are based on our unsecured rates, adjusted to approximate the rates at which we could borrow on a collateralized basis over a term similar to the recognized lease term. We apply the incremental borrowing rates to lease components using a portfolio approach based upon the length of the lease term and the reporting entity in which the lease resides. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Operating lease assets are included in Other, net under goodwill and other assets on our consolidated balance sheets. Current operating lease liabilities are included in Other under accrued expenses and other liabilities on our consolidated balance sheets. Noncurrent operating lease liabilities are included in Other under deferred credits and other liabilities on our consolidated balance sheets.

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

Lease expense consisted of the following:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Operating and short-term lease cost	$23	26	25
Finance lease cost:
Amortization of right-of-use assets	1	1	1
Total finance lease cost	1	1	1
Total lease cost	$24	27	26

We lease various equipment, office facilities, retail outlets, and other network sites from third parties. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured.

For the years ended December 31, 2024, 2023 and 2022, our gross rental expense was $24 million, $27 million and $26 million, respectively. We also received sublease rental income for the years ended December 31, 2024, 2023 and 2022 of $9 million, $8 million and $9 million, respectively.

Supplemental consolidated balance sheet information and other information related to leases is included below:

		As of December 31,
Leases (Dollars in millions)	Classification on the Balance Sheet	2024	2023
Assets
Operating lease assets	Other, net	$64	65
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	6	7
Total leased assets		$70	72

Liabilities
Current
Operating	Other	$15	20
Finance	Current maturities of long-term debt	—	1
Noncurrent
Operating	Other	49	47
Finance	Long-term debt	3	3
Total lease liabilities		$67	71

Weighted-average remaining lease term (years)
Operating leases		5.4	4.9
Finance leases		8.4	7.7
Weighted-average discount rate
Operating leases		10.52%	4.83%
Finance leases		5.05%	5.89%

Supplemental consolidated cash flow statement information related to leases is included below:

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24	35
Financing cash flows for finance leases	1	2
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$20	15
Right-of-use assets obtained in exchange for new finance lease liabilities	—	3

As of December 31, 2024, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2025	$20	1
2026	17	1
2027	15	1
2028	11	—
2029	7	—
Thereafter	14	1
Total lease payments	84	4
Less: interest	(20)	(1)
Total	64	3
Less: current portion	(15)	—
Long-term portion	$49	3

As of December 31, 2024, we had no material operating or finance leases that had not yet commenced.

Operating Lease Revenue

We lease various data transmission capacity, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations. See "Revenue Recognition" in Note 1—Background and Summary of Significant Accounting Policies.

For the years ended December 31, 2024, 2023 and 2022, our gross rental income was $273 million, $304 million and $346 million, respectively which represents 5% of our operating revenue for each of the years ended December 31, 2024, 2023 and 2022, respectively.

Note 5—Credit Losses on Financial Instruments

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio:

	Business	Mass Markets	Total
	(Dollars in millions)
Balance at December 31, 2021	$19	19	38
Provision for expected losses	13	47	60
Write-offs charged against the allowance	(14)	(50)	(64)
Recoveries collected	2	—	2
Balance at December 31, 2022	20	16	36
Provision for expected losses	20	46	66
Write-offs charged against the allowance	(26)	(43)	(69)
Recoveries collected	—	1	1
Balance at December 31, 2023	14	20	34
Provision for expected losses	9	36	45
Write-offs charged against the allowance	(10)	(42)	(52)
Recoveries collected	—	2	2
Balance at December 31, 2024	$13	16	29

Note 6—Long-Term Debt and Note Payable - Affiliate

The following chart reflects (i) the consolidated long-term debt of Qwest Corporation and its subsidiaries, including finance lease and other obligations, unamortized premiums, net, unamortized debt issuance costs and (ii) note payable-affiliate:

			As of December 31,
	Interest Rates (1)	Maturities (1)	2024	2023
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2025 - 2057	$1,973	1,986
Former term loan(2)	N/A	N/A	—	215
Finance lease and other	Various	Various	3	4
Unamortized premiums, net			1	4
Unamortized debt issuance costs			(50)	(52)
Total long-term debt			1,927	2,157
Less current maturities			(239)	(1)
Long-term debt, excluding current maturities			$1,688	2,156
_______________________________________________________________________________
N/A - Not applicable
(1) As of December 31, 2024.
(2) Qwest Corporation's Term Loan was due in 2027 and had an interest rate of 7.970% as of December 31, 2023, prior to being cancelled on the TSA Effective Date (as defined below).

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2024 (excluding unamortized premiums, net, unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)
2025	$239
2026	1
2027	1
2028	—
2029	—
2030 and thereafter	1,735
Total long-term debt	$1,976

2024 Debt Transactions

Transaction Support Agreement Transactions

On March 22, 2024 (the "TSA Effective Date"), Lumen Technologies, Level 3 Financing, Qwest Corporation and a group of creditors holding a majority of our consolidated debt completed transactions contemplated under the amended and restated transaction support agreement ("TSA") that such parties entered into on January 22, 2024 (the "TSA Transactions"), including (i) the repayment of our term loan maturing 2027 and (ii) the termination, repayment or exchange of previous commitments and debt of our affiliates and the issuance of new term loan facilities, notes, and revolving credit facilities by our affiliates.

Repurchases of Outstanding Notes

During 2024, we repurchased approximately $13 million aggregate principal amount of our senior notes maturing in 2025. These transactions resulted in an immaterial net loss which was recognized in Other income, net in our consolidated statement of operations for the year ended December 31, 2024.

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

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest and interest expense-affiliates, net:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Interest expense:
Gross interest expense	$137	149	141
Capitalized interest	(75)	(54)	(29)
Total interest expense	$62	95	112
Interest (income) expense-affiliates, net	$(24)	(15)	60

Covenants

The senior notes of Qwest Corporation were issued under indentures dated April 15, 1990 and October 15, 1999. These indentures contain restrictions on the incurrence of liens and the consummation of certain transactions substantially similar to the above-described covenants in the indentures governing Lumen’s senior unsecured notes (but contain no mandatory repurchase provisions). The senior notes of Qwest Capital Funding, Inc. were issued under an indenture dated June 29, 1998 containing terms substantially similar to those set forth in Qwest Corporation's indentures.

None of our long-term debt is secured or guaranteed by other companies.

Compliance

As of December 31, 2024, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

Note 7—Accounts Receivable
The following table presents details of our accounts receivable balances:

	As of December 31,
	2024	2023
	(Dollars in millions)
Trade and purchased receivables	$295	287
Earned and unbilled (credits) receivables	(67)	(15)
Other	28	23
Total accounts receivable	256	295
Less: allowance for credit losses	(29)	(34)
Accounts receivable, less allowance	$227	261

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

Note 8—Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2024	2023
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$329	334
Fiber, conduit and other outside plant(1)	15-45 years	8,246	7,126
Central office and other network electronics(2)	7-10 years	5,792	5,488
Support assets(3)	3-30 years	2,878	2,845
Construction in progress(4)	N/A	530	1,146
Gross property, plant and equipment		17,775	16,939
Accumulated depreciation		(8,910)	(8,239)
Net property, plant and equipment		$8,865	8,700
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

We recorded depreciation expense of $712 million, $756 million and $781 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 9—Severance

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

Changes in our accrued liabilities for severance expenses were as follows:

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Balance at beginning of period	$1	$3
Accrued to expense	32	17
Payments, net	(29)	(19)
Balance at end of period	$4	$1

Note 10—Employee Benefits

Pension and Post-Retirement Benefits

QCII's post-retirement benefit plans were merged into Lumen's post-retirement benefit plans on January 1, 2012, and on December 31, 2014, QCII's qualified pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which is now named the Lumen Combined Pension Plan (the "LCPP"). Based on current laws and circumstances, (i) Lumen Technologies was not required to make a cash contribution to the LCPP in 2024 and (ii) Lumen Technologies does not expect it will be required to make a contribution in 2025. The amount of required contributions to the LCPP in 2025 and beyond will depend on earnings on plan investments, prevailing discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Lumen Technologies occasionally makes voluntary contributions in addition to required contributions. Lumen Technologies made a voluntary contribution of $170 million to the LCPP in 2024. Lumen Technologies did not make a voluntary contribution to the LCPP in 2023.

The unfunded status of Lumen's qualified and non-qualified pension plans for accounting purposes was approximately $645 million and $769 million as of December 31, 2024 and 2023, which includes the merged QCII qualified pension plan. The unfunded status of Lumen's post-retirement benefit plans for accounting purposes was $1.7 billion and $1.9 billion as of December 31, 2024 and 2023, respectively.

Lumen Technologies allocates current service costs to subsidiaries relative to employees who are currently earning benefits under the pension and post-retirement benefit plans. The net cost allocated to us is paid on a monthly basis through Lumen's intercompany cash management process.

The affiliate obligations, net in current and noncurrent liabilities on the consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2024 and 2023, we made settlement payments in the aggregate of $52 million and $57 million, respectively, to QCII under the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.

We are allocated a portion of Lumen's pension and post-retirement services costs. The combined net pension and post-retirement service costs is included in cost of services and products and selling, general and administrative expenses on our consolidated statement of operations, in the amounts for the respective periods presented in the table below:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Allocated pension service costs	$20	22	31
Allocated post-retirement service costs	4	4	7
% of Lumen's total pension and post-retirement service costs	86%	87%	72%

Lumen Technologies sponsors a noncontributory qualified defined benefit pension plan that covers certain participants. The LCPP also provides survivor and disability benefits to certain participants. In November 2009, and prior to the plan merger, the pension plan was amended to no longer provide pension benefit accruals for active non-represented employees after December 31, 2009. In addition, non-represented employees hired after January 1, 2009 are not eligible to participate in the plans. Active non-represented employees who participate in these plans retain their accrued pension benefit earned as of December 31, 2009 and certain participants will continue to earn interest credits on their benefit after December 31, 2009. Employees are eligible to receive their vested accrued benefit when they separate from Lumen Technologies. The plans also provided a death benefit for eligible beneficiaries of certain retirees; however, the plan was amended to eliminate this benefit effective March 1, 2010 for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010 and eliminate the death benefit for eligible beneficiaries of certain retirees who retired after December 31, 2003.

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

Other Benefit Plans

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $99 million, $101 million and $99 million for the years ended December 31, 2024, 2023 and 2022, respectively. Employees' group basic life insurance plans are fully insured and the premiums are paid by Lumen Technologies.

401(k) Plans

Lumen Technologies sponsors a qualified defined contribution plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employees' contributions in cash. We recognized $25 million, $27 million and $27 million in expense related to this plan for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 11—Fair Value of Financial Instruments

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of December 31, 2024 and 2023, as well as the input level used to determine the fair values indicated below:

		As of December 31, 2024		As of December 31, 2023
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt (excluding finance lease and other obligations)	2	$1,924	1,462	2,153	1,162

Note 12—Income Taxes

The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Income tax expense:
Federal and foreign
Current	$396	432	514
Deferred	34	19	6
State and local
Current	94	107	137
Deferred	3	3	14
Income tax expense	$527	561	671

The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2024	2023	2022
	(Percentage of pre-tax income (loss))
Effective income tax rate:
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes-net of federal effect	3.7%	(31.3)%	4.3%
Goodwill impairment	—%	(187.2)%	—%
Change in liability for unrecognized tax position	1.5%	(8.9)%	0.6%
Other	—%	(1.4)%	—%
Effective income tax rate	26.2%	(207.8)%	25.9%

For the years ended December 31, 2024 and 2023, our effective income tax rate was 26.2% and (207.8)%, respectively. The effective tax rate for the year ended December 31, 2023 includes a $505 million unfavorable aggregate impact of non-deductible goodwill impairment.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2024	2023
	(Dollars in millions)
Deferred tax liabilities:
Property, plant and equipment	$(1,524)	(1,464)
Intangible assets	(83)	(95)
Other	(40)	(50)
Total deferred tax liabilities	(1,647)	(1,609)
Deferred tax assets:
Payable to affiliate due to post-retirement benefit plan participation	312	292
Other	1	—
Gross deferred tax assets	313	292
Net deferred tax assets	313	292
Net deferred tax liabilities	$(1,334)	(1,317)

As of December 31, 2024 and 2023, we had no established valuation allowance based on our assessment of whether it is more likely than not that our deferred tax assets will be realized.

As of December 31, 2024 and 2023, the $1.3 billion net deferred tax liabilities are included in long-term liabilities on our consolidated balance sheet.

With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2016. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carryforwards are available.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) for the years ended December 31, 2024 and 2023 are as follows:

	Years ended December 31,
	2024	2023
	(Dollars in millions)
Unrecognized tax benefits at beginning of period	$317	332
Decrease due to tax positions taken in a prior year	(11)	(1)
Decrease due to tax positions taken in a current year	(13)	(14)
Unrecognized tax benefits at end of period	$293	317

As of December 31, 2024, the total amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate is immaterial. The unrecognized tax benefits also includes tax positions that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes, that would not impact the effective tax rate but could impact cash tax amounts payable to taxing authorities.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $160 million and $125 million as of December 31, 2024 and 2023, respectively.

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

We paid $497 million, $509 million, and $673 million related to income taxes for the years ended December 31, 2024, 2023, and 2022, respectively.

In August 2022, the Inflation Reduction Act was signed into law and which, among other things, implemented a corporate alternative minimum tax (“CAMT”) on adjusted financial statement income effective for tax periods occurring after December 31, 2022. The CAMT had no material impact on our financial results as of December 31, 2024. In addition, in 2021, the Organization for Economic Co-operation and Development (“OECD”) issued Pillar Two model rules introducing a new global minimum corporate tax of 15% and the OECD and the majority of its participating countries continue to work toward the enactment of such tax. While the U.S. has not adopted Pillar Two legislation, various other governments around the world have enacted such legislation that is effective for tax periods after December 31, 2023. These global minimum tax rules have increased our administrative and compliance burdens, but the impact to our financial statements for the year ended December 31, 2024 was immaterial. We anticipate further legislative activity and administrative guidance throughout 2025 and continue to monitor evolving global tax legislation.

Note 13—Affiliate Transactions

We provide incumbent local exchange carrier telecommunications services to our affiliates that we also provide to external customers. We periodically review and update our prices for affiliate network services to align with regulated rates, where applicable, or competitive market-based rates charged to external customers, taking into consideration the average third party customer contract term those affiliate services pertain to. These services are billed directly to our affiliates and recognized as affiliate revenue on our consolidated statements of operations.

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

The following table provides details of affiliate revenue:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Direct affiliate revenue	$1,665	1,622	1,697
Allocated affiliate revenue	584	537	597
Total affiliate revenue	$2,249	2,159	2,294

We also purchase services from our affiliates including telecommunication services, insurance, flight services and other support services such as legal, regulatory, finance administration and executive support. Our affiliates charge us for these services using the allocation methodology described above.

Note 14—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at December 31, 2024 and December 31, 2023, we had accrued $17 million and $15 million, respectively, in the aggregate for our litigation and non-income tax contingencies, which are included in Other under Current Liabilities or Other under Deferred Credits and Other Liabilities in our consolidated balance sheets as of such dates. We cannot at this time estimate the reasonably possible loss or range of loss, if any in excess of this $17 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, a reference to a "putative" class action means a class has been alleged, but not certified, in that matter.

Principal Proceedings

Environmental Litigation

Parish of St. Mary. On July 9, 2024, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, Case 138575 asserting claims on behalf of all parishes, municipalities, and citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law. The case was removed to the United States District Court Western District of Louisiana Lafayette Division, Case 6:24-CV-01001-RRS-DJA. On December 6, 2024, the plaintiffs voluntarily dismissed the class action complaint without prejudice. On December 13, 2024, St. Mary’s Parish along with other parishes, municipalities, and two individuals served a notice of intent to file citizen suit under the Louisiana Environmental Quality Act, asserting claims identical to the class action which the plaintiffs voluntarily dismissed.

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

FCRA Litigation

In November 2014, a putative class action complaint captioned Bultemeyer v. CenturyLink, Inc. was filed in the United States District Court for the District of Arizona, Case CV-14-02530-PHX-SPL, alleging violations of the Fair Credit Reporting Act (the "FCRA"). In February 2017, the case was dismissed for lack of standing. The plaintiff appealed and the 9th Circuit reversed and remanded. Class certification was contested and ultimately granted in 2023. The 9th Circuit denied Lumen’s request to appeal the class certification ruling. A jury trial was conducted in September 2024. The jury found that CenturyLink willfully violated the FCRA and awarded each class member $500 for statutory damages and $2,000 for punitive damages. If the verdict is not set aside in connection with post-trial motion practice, Lumen will appeal to the 9th Circuit. We have not accrued a contingent liability for this matter. While liability is possible, we have not determined it to be probable, and damages exposure, if any, is uncertain.

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

Marshall Fire Litigation.

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits naming various defendants and asserting various claims for relief have been filed. To date, three of those name Qwest Corporation as being at fault: Allstate Fire and Casualty Insurance Company, et al., v. Qwest Corp., et al., Case 2023-cv-3048, and Wallace, et al., v, Qwest Corp., et al., Case 2023-cv-30488, both of which have been consolidated with Kupfner, et al., v. Public Service Company of Colorado, et al. Case 2022-cv-30195. The consolidated proceeding is pending in Colorado District Court, Boulder, Colorado, Preliminary estimates of potential damage claims exceed $2 billion.

911 Surcharge

In June 2021, the Company was served with a complaint filed in the Santa Fe County District Court by Phone Recovery Services, LLC (“PRS”), acting on behalf of the State of New Mexico. The complaint claims Qwest Corporation and CenturyTel of the Southwest have violated the New Mexico Fraud Against Taxpayers Act since 2004 by failing to bill, collect and remit certain 911 surcharges from customers. Through pre-trial proceedings, the Court has narrowed the issues to be resolved by jury. On August 21, 2024, a jury decided the remaining issues, and consequently all claims asserted, in Lumen's favor. The plaintiff has filed a Notice of Appeal and Lumen submitted a cross-appeal as to the original motion to dismiss and motion for summary judgment.

Other Proceedings, Disputes and Contingencies

From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, regulatory hearings relating primarily to our rates or services, actions relating to employee claims, tax issues, or environmental law issues, grievance hearings before labor regulatory agencies, miscellaneous third-party tort actions or commercial disputes.

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial within the next twelve months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers.

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

Right-of-Way

At December 31, 2024, our future rental commitments and Right-of-Way ("ROW") agreements were as follows:

(Dollars in millions)
2025	$29
2026	7
2027	7
2028	4
2029	4
2030 and thereafter	43
Total future minimum payments	$94

Purchase Commitments

We have several commitments to a variety of vendors for services to be used in the ordinary course of business totaling $87 million at December 31, 2024. Of this amount, we expect to purchase $9 million in 2025, $18 million in 2026 through 2027, $19 million in 2028 through 2029 and $41 million in 2030 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are the contractually committed party as of December 31, 2024. In addition to our above-described contractual obligations, our ultimate parent company Lumen Technologies is contractually committed to purchase additional services under arrangements from which we may purchase in the future.

Note 15—Other Financial Information

Other Current Assets

The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2024	2023
	(Dollars in millions)
Prepaid expenses	$98	48
Contract acquisition costs	26	34
Contract fulfillment costs	26	28
Assets held for sale	—	29
Other	2	5
Total other current assets	$152	144

Other Current Liabilities

The following table presents details of other current liabilities in our consolidated balance sheets:

	As of December 31,
	2024	2023
	(Dollars in millions)
Current affiliate obligation	$48	52
Current operating lease liability	15	20
Other	54	49
Total other current liabilities	$117	121

Included in accounts payable at December 31, 2024 and 2023 were $57 million and $116 million, respectively, associated with capital expenditures.

Other Noncurrent Liabilities

The following table presents details of other noncurrent liabilities in our consolidated balance sheets:

	As of December 31,
	2024	2023
	(Dollars in millions)
Unrecognized tax benefits	$453	442
Deferred revenue	97	109
Noncurrent operating lease liability	49	47
Other	86	81
Total other noncurrent liabilities	$685	679

Note 16—Labor Union Contracts

As of December 31, 2024, approximately 42% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). 1% of our represented employees are subject to collective bargaining agreements that are scheduled to expire within the 12 month period ending December 31, 2025.

Note 17—Stockholder's Equity

Common Stock

All of our outstanding capital stock is owned by QSC.

In addition, in the normal course of business, we transfer assets and liabilities to and from QSC and its affiliates, which are recorded through our equity. It is our policy to record these asset transfers based on carrying values.

Dividends

We declared and paid the following cash dividend to QSC:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Cash dividend declared to QSC	$—	1,980	—
Cash dividend paid to QSC(1)	—	1,980	—
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of December 31, 2024, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control Over Financial Reporting
Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, our management concluded that our internal control over financial reporting was effective at December 31, 2024.

Management’s Report on the Consolidated Financial Statements

Management of the Company has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2024. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.

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

Fees Paid to the Independent Registered Public Accounting Firm

QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate audit fees billed or allocated to us was $1.5 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively, for professional accounting services, including KPMG's audit of our annual consolidated financial statements.

Audit fees are fees billed for the year shown for professional services performed for the audit of the consolidated financial statements included in our Form 10-K filing for that year, the review of condensed consolidated financial statements included in our Form 10-Q filings made during that year, comfort letters, consents and assistance with and review of documents filed with the SEC. Audit fees for 2024 and 2023 include amounts that have been billed through the date of this filing and any additional amounts that are expected to be billed thereafter.

The Audit Committee of Lumen Technologies, Inc. approved in advance all of the services performed by KPMG described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.(1)

Exhibit No.(1)			Filed or Furnished with this Form 10-K	Incorporated by Reference(2)
	Description			Form	Date(3)
3.1	Amended and restated Articles of Incorporation of Qwest Corporation			10-Q	3/31/13
3.2	Amended and Restated Bylaws of Qwest Corporation			10-K	12/31/02
4.1
Indenture, dated as of April 15, 1990, by and between The Mountain States Telephone and Telegraph Company (currently named Qwest Corporation) and The First National Bank of Chicago under which the 7.375% Notes due 2030 of Qwest Corporation were issued.
				10-K	12/31/02
	a.	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. (currently named Qwest Corporation) and The First National Bank of Chicago.		10-K	12/31/02
4.2
Indenture, dated as of April 15, 1990, by and between Northwestern Bell Telephone Company (predecessor to Qwest Corporation) and The First National Bank of Chicago under which the 7.250% Notes due 2025 and 7.750% Notes due 2030 of Qwest Corporation were issued.
				10-Q	3/31/12
	a.	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. (currently named Qwest Corporation) and The First National Bank of Chicago.		10-K	12/31/02
4.3	Indenture, dated as of October 15, 1999, by and between US West Communications, Inc. (currently named Qwest Corporation) and Bank One Trust Company, N.A., as trustee.			10-K	12/31/99
a.
Sixteenth Supplemental Indenture, dated as of August 22, 2016, by and between Qwest Corporation and U.S. Bank National Association, designating and outlining the terms and conditions of the 6.500% Notes due 2056 of Qwest Corporation.
				8-A	8/22/16
b.
Seventeenth Supplemental Indenture dated as of April 27, 2017, by and between Qwest Corporation and U.S. Bank National Association, designating and outlining the terms and conditions of the 6.750% Notes due 2057 of Qwest Corporation.
				8-A	4/27/17
4.4	Description of Qwest Corporation's securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.		X
10.1
Amended and Restated Transaction Support Agreement by and among Lumen Technologies, Inc., Level 3 Financing, Inc., Qwest Corporation, and the Consenting Parties identified therein, dated January 22, 2024.
				8-K	1/25/24
19	Insider Trading Policy of Lumen Technologies, Inc.		X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

Exhibit No.(1)		Filed or Furnished with this Form 10-K	Incorporated by Reference(2)
	Description		Form	Date(3)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
Financial statements from the Annual Report on Form 10-K of Qwest Corporation for the period ended December 31, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.
X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.	X
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
(2) All documents listed below were filed by the registrant (File No. 001-03040), except for Exhibits 4.2 and 19 both of which were filed by the registrant's parent company, Lumen Technologies, Inc. (File No. 001-07784).
(3) Represents (i) the date appearing on the cover page of each applicable 10-K or 10-Q report and (ii) the date of filing with respect to all other reports.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2025.

QWEST CORPORATION
Date: February 20, 2025	By:	/s/ Andrea Genschaw
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

Signature	Title	Date

/s/ Kate Johnson	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	February 20, 2025
Kate Johnson

/s/ Chris Stansbury	Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Director	February 20, 2025
Chris Stansbury

/s/ Andrea Genschaw	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 20, 2025
Andrea Genschaw