Form 10-Q
period 2025-03-31
QWEST CORP
filed 2025-05-01
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results, or prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:
•forecasts of our anticipated future results of operations, cash flows, or financial position;

•statements concerning our completed, pending, or proposed transactions, investments, product development, transformation plans, participation in government programs, Quantum Fiber buildout, use of artificial intelligence ("AI"), deleveraging plans, and other initiatives, including benefits or costs associated therewith;

•statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, debt leverage, capital allocation plans, financing or refinancing alternatives and sources, and pricing plans; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments, and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative, and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected, or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference below to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward- looking statements. These factors include but are not limited to:

•the effects of intense competition from a wide variety of competitive providers, including decreased demand for our more mature service offerings and increased pricing pressures;

•the effects of new, emerging, or competing technologies, including those that could make our products less desirable or obsolete;

•our ability to successfully and timely attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, attaining our Quantum Fiber buildout schedule, replacing aging or obsolete plant and equipment, strengthening our relationships with customers, and attaining projected cost savings;

•our ability to safeguard our network, and to avoid the adverse impact of cyber-attacks, security breaches, service outages, system failures, or similar events impacting our network or the availability and quality of our services;

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of legislative, regulatory, or judicial proceedings relating to content liability standards, intercarrier compensation, universal service, service standards, broadband deployment, data protection, privacy and net neutrality;

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt obligations, taxes, and pension contributions and other benefits payments;

•our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services and AI-enhanced services;

•our ability to enhance our growth products and manage the decline of our legacy products, including by maintaining the quality and profitability of our existing offerings, introducing profitable new offerings on a timely and cost-effective basis and transitioning customers from our legacy products to our newer offerings;

•our ability to successfully and timely implement our corporate strategies, including our transformation, buildout, and deleveraging strategies;

•changes in our operating plans, corporate strategies or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market or regulatory conditions, or otherwise;

•the negative impact of increases in the costs of Lumen’s pension, healthcare, post-employment, or other benefits, including those caused by changes in capital markets, interest rates, mortality rates, demographics, or regulations;

•the impact of events that harm our reputation or brands, including potential negative impact of customer complaints, government investigations, security breaches, or service outages impacting us or our industry;

•adverse changes in our access to credit markets on acceptable terms, whether caused by changes in our financial position, lower credit ratings, unstable markets, debt covenant restrictions, or otherwise;

•the ability of us and our affiliates to meet the terms and conditions of our respective debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•our ability to maintain favorable relations with our security holders, key business partners, suppliers, vendors, landlords, or lenders;

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

•changes in tax, trade, tariff, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from governmental programs promoting broadband development;

•the effects of changes in accounting policies, practices, or assumptions, including changes that could potentially require additional future impairment charges;

•the effects of adverse weather, terrorism, epidemics, pandemics, war, rioting, vandalism, societal unrest, political discord, or other natural or man-made disasters or disturbances;

•the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•the effects of changes in interest rates or inflation;

•the effects of more general factors such as changes in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic, public health, or geopolitical conditions; and

•other risks referenced in the "Risk Factors" section or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

Additional factors or risks that we currently deem immaterial, that are not presently known to us, or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, our assessment of regulatory, technological, industry, competitive, economic, and market conditions as of such date. We may change our intentions, strategies or plans (including our capital allocation plans) at any time and without notice, based upon any changes in such factors or otherwise.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$740	846
Operating revenue—affiliates	482	546
Total operating revenue	1,222	1,392
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	354	370
Selling, general and administrative	104	128
Operating expenses—affiliates	185	212
Depreciation and amortization	191	187
Total operating expenses	834	897
OPERATING INCOME	388	495
OTHER (EXPENSE) INCOME
Interest expense	(22)	(19)
Interest income—affiliate, net	13	2
Other income, net	4	1
Total other expense, net	(5)	(16)
INCOME BEFORE INCOME TAX EXPENSE	383	479
Income tax expense	99	126
NET INCOME	$284	353
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2025	December 31, 2024
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40	26
Accounts receivable, less allowance of $29 and $29	224	227
Advances to affiliates	244	902
Note receivable - affiliates	900	—
Other current assets, net	131	152
Total current assets	1,539	1,307
Property, plant and equipment, net of accumulated depreciation of $9,069 and $8,910	8,830	8,865
GOODWILL AND OTHER ASSETS
Goodwill	6,955	6,955
Intangible assets, net	95	84
Other assets, net	152	151
Total goodwill and other assets	7,202	7,190
TOTAL ASSETS	$17,571	17,362
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$239	239
Accounts payable	138	221
Accrued expenses and other liabilities
Salaries and benefits	110	130
Income and other taxes	128	106
Other current liabilities	113	117
Current portion of deferred revenue	154	153
Total current liabilities	882	966
LONG-TERM DEBT	1,688	1,688
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,344	1,336
Affiliate obligations, net	432	444
Other liabilities	698	685
Total deferred credits and other liabilities	2,474	2,465
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	2,477	2,193
Total stockholder's equity	12,527	12,243
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,571	17,362
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$284	353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191	187
Deferred income taxes	8	(8)
Provision for uncollectible accounts	10	20
Changes in current assets and liabilities:
Accounts receivable	(7)	(30)
Accounts payable	(61)	(23)
Accrued income and other taxes	22	23
Other current assets and liabilities, net	(4)	(39)
Changes in other assets and liabilities, net	12	7
Changes in affiliate obligations, net	(12)	(14)
Other, net	10	(5)
Net cash provided by operating activities	453	471
INVESTING ACTIVITIES
Capital expenditures	(203)	(277)
Changes in advances to affiliates	658	—
Net increase in note receivable - affiliates	(900)	—
Proceeds from sale of property, plant and equipment and other assets	6	3
Net cash used in investing activities	(439)	(274)
FINANCING ACTIVITIES
Changes in advances from affiliates	—	(193)
Net cash used in financing activities	—	(193)
Net increase in cash, cash equivalents and restricted cash	14	4
Cash, cash equivalents and restricted cash at beginning of period	28	12
Cash, cash equivalents and restricted cash at end of period	$42	16
Supplemental cash flow information:
Income taxes paid, net	$(84)	(126)
Interest paid, including affiliate interest (net of capitalized interest of $10 and $19)	(25)	(21)
Supplemental noncash information regarding financing activities:
Repayment of long-term debt in exchange for reductions of advances from affiliates	$—	215
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$40	14
Restricted cash included in Other assets, net	2	2
Total	$42	16
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	2,193	706
Net income	284	353
Balance at end of period	2,477	1,059
TOTAL STOCKHOLDER'S EQUITY	$12,527	11,109
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
References in this report on Form 10-Q, for all periods presented, to "QC," "Qwest," "we," "us," 'the Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, unless the context otherwise requires. References to "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, including Level 3 Parent, LLC ("Level 3") and Level 3 Financing, Inc. (“Level 3 Financing”).

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

Basis of Presentation

Our consolidated balance sheet as of December 31, 2024, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (Lumen Technologies and its other subsidiaries, referred to herein as affiliates) have not been eliminated.

We reclassified certain prior period amounts to conform to the current period presentation, including the recategorization of our Business revenue by product category. See Note 3—Revenue Recognition for additional information. These changes had no impact on total operating revenue, total operating expenses or net income for any period.

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

Summary of Significant Accounting Policies

Refer to the significant accounting policies and accounting pronouncements adopted in 2024 described in Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This standard is effective for the annual period of fiscal 2026, and early adoption is permitted. As of March 31, 2025, we did not have any outstanding convertible debt instruments and do not expect this ASU will have any impact on our consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires that public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU becomes effective for us for the annual period of fiscal 2025. We anticipate adopting this ASU for the year ended December 31, 2025, and expect the Income Taxes footnote to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 will align with the standard. We do not anticipate this standard will affect our operating results.

Note 2—Goodwill and Intangible Assets

Goodwill and Intangible assets, net on our consolidated balance sheets consisted of the following:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Goodwill, less accumulated impairment losses of $2,405 and $2,405	$6,955	6,955
Intangible assets, less accumulated amortization of $1,702 and $1,841	$95	84

As of March 31, 2025 and December 31, 2024, the gross carrying amount of goodwill and intangible assets was $8.8 billion and $8.9 billion.

Substantially all of our goodwill was derived from Lumen's acquisition of us in which the purchase price exceeded the fair value of the net assets acquired.

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

Total amortization expense for finite-lived intangible assets for the three months ended March 31, 2025 and 2024 totaled $8 million and $13 million, respectively.

Note 3—Revenue Recognition

We categorize our revenue derived from our operations based on the customers we serve, as follows: (i) revenue derived from serving our Mass Markets customers are categorized primarily within the first three categories listed below, (ii) revenue derived from servicing our Business customers are categorized primarily in the 'Harvest', 'Nurture' and 'Grow' categories listed below, and (iii) revenue derived from serving our affiliates are categorized in the 'Affiliate Services' category listed:
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

•Grow, which includes existing and emerging products and services in which we are significantly investing, including our dark fiber and wavelengths services; and

•Affiliate Services, which are (i) communications services that we provide to our affiliates and also provide to external customers and (ii) application development and support services that we provide to our affiliates, as described further in Note 6—Affiliate Transactions.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended March 31, 2025
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$205	(18)	187
Voice and Other	120	(4)	116
Fiber Broadband	86	(3)	83
Harvest	211	(29)	182
Nurture	84	(2)	82
Grow	34	(2)	32
Affiliate Services	482	(12)	470
Total revenue	$1,222	(70)	1,152

	Three Months Ended March 31, 2024
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$252	(21)	231
Voice and Other	133	(4)	129
Fiber Broadband	99	(3)	96
Harvest	239	(32)	207
Nurture	89	(2)	87
Grow	34	—	34
Affiliate Services	546	(12)	534
Total revenue	$1,392	(74)	1,318
____________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

Operating Lease Revenue

Qwest leases various data transmission capacity, office facilities, switching facilities, and other network sites to third parties under operating leases. Lease and sublease revenue are included in Operating Revenue in our consolidated statements of operations.

For the three months ended March 31, 2025 and 2024, our gross rental revenue was $67 million and $71 million, which represented approximately 5% of our operating revenue for both the three months ended March 31, 2025 and 2024.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets, and contract liabilities:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Customer receivables, less allowance of $21 and $23 (1)	$197	205
Contract liabilities	236	244
______________________________________________________________________
(1)Customer receivables includes affiliate receivables.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue in our consolidated balance sheets. During the three months ended March 31, 2025, we recognized $122 million of revenue that was included in contract liabilities of $244 million as of January 1, 2025. During the three months ended of March 31, 2024, we recognized $135 million of revenue that was included in contract liabilities of $269 million as of January 1, 2024.

Performance Obligations

As of March 31, 2025, we expect to recognize approximately $2.1 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of March 31, 2025, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2025, 2026 and thereafter was $653 million, $709 million and $757 million, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2025
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning Balance	$51	46
Cost Incurred	5	9
Amortization	(8)	(8)
Ending Balances	$48	47

	Three Months Ended March 31, 2024
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning Balance	$58	46
Cost incurred	10	10
Amortization	(11)	(9)
Ending Balances	$57	47

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of communications services to customers, including labor and materials consumed for these activities.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average contract life of 47 months for Mass Markets customers and 34 months for Business customers, respectively. We include amortized fulfillment costs in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. We include the amount of these deferred costs that are anticipated to be amortized in the next 12 months in Other current assets, net on our consolidated balance sheets. We include the amount of deferred costs expected to be amortized beyond the next 12 months in Other assets, net on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

Note 4—Long-Term Debt

The following table reflects our consolidated long-term debt as of the dates indicated below, including unamortized discounts and premiums and unamortized debt issuance costs:

	Interest Rates (1)	Maturities (1)	March 31, 2025	December 31, 2024
			(Dollars in millions)
Senior notes	6.50% - 7.75%	2025-2057	$1,973	1,973
Finance leases	Various	Various	3	3
Unamortized premiums, net			1	1
Unamortized debt issuance costs			(50)	(50)
Total long-term debt			1,927	1,927
Less current maturities			(239)	(239)
Long-term debt, excluding current maturities			$1,688	1,688
_______________________________________________________________________________
(1)As of March 31, 2025.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2025 (excluding unamortized premiums, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)
2025 (remaining nine months)	$238
2026	1
2027	1
2028	—
2029	—
2030 and thereafter	1,736
Total long-term debt	$1,976
Qwest Guarantees of Lumen Debt

Lumen’s obligations under its credit agreements entered into on March 22, 2024 and its superpriority secured senior notes issued on and after March 22, 2024 are unsecured, but Qwest Corporation and certain of its subsidiaries have provided an unsecured guarantee of Lumen’s obligations under these agreements and senior notes. See Note 6—Long-Term Debt and Note Payable - Affiliate in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Other Related Information

For information about our senior notes, our 2024 debt transactions and our intercompany debt arrangement, see Note 6—Long-Term Debt and Note Payable - Affiliate to the financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Compliance

As of March 31, 2025, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

Note 5—Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, advances to and from affiliates, note receivable - affiliates, accounts payable, and long-term debt, excluding finance leases. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, advances to and from affiliates, note receivable - affiliates, accounts payable approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of March 31, 2025 and December 31, 2024, as well as the input level used to determine the fair values indicated below:

		March 31, 2025		December 31, 2024
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance leases)	2	$1,924	1,410	1,924	1,462

Note 6—Affiliate Transactions

We provide incumbent local exchange carrier telecommunications services to our affiliates that we also provide to external customers. We periodically review and update our prices for affiliate network services to align with regulated rates, where applicable, or competitive market-based rates charged to external customers, taking into consideration the average third party customer contract term to which those affiliate services pertain. These services are billed directly to our affiliates and recognized as affiliate revenue on our consolidated statements of operations.

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

Whenever possible, costs for shared services are incurred directly by our affiliates for the services they use. When these shared costs are not directly incurred, they are allocated among all affiliates based upon what we determine to be the most reasonable method, first using cost causative measures, or, if no cost causative measure is available, using a general allocator. From time to time, we may adjust the basis for allocating the costs of a shared service among affiliates. Any such changes in allocation methodologies are generally applied prospectively.

On March 31, 2025, we entered into an unsecured revolving promissory note with our ultimate parent Lumen Technologies, under which Lumen Technologies is permitted to borrow up to $3.0 billion from us at an 8.3% interest rate per annum. The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than March 31, 2030, which will automatically renew on the maturity date for successive 12-month periods unless we elect otherwise. The facility has covenants and is subject to other limitations. As of March 31, 2025, we had $900 million due from Lumen Technologies under this promissory note.

The following table provides details of affiliate revenue:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Direct affiliate revenue	$345	401
Allocated affiliate revenue	137	145
Total operating revenue—affiliates	$482	546

We also purchase services from our affiliates including telecommunication services, insurance, flight services and other support services such as legal, regulatory, finance administration and executive support. Our affiliates charge us for these services using the allocation methodology described above.

Note 7—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at both March 31, 2025 and December 31, 2024 we had accrued $17 million, in the aggregate for our litigation and non-income tax contingencies, which are included in Other current liabilities or Other liabilities in our consolidated balance sheets as of such dates. We cannot at this time estimate the reasonably possible loss or range of loss, if any in excess of this $17 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, a reference to a "putative" class action means a class has been alleged, but not certified, in that matter.

Principal Proceedings

Environmental Litigation

Parish of St. Mary. On July 9, 2024, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, Case 138575 asserting claims on behalf of all parishes, municipalities, and citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law. The case was removed to the United States District Court Western District of Louisiana Lafayette Division, Case 6:24-CV-01001-RRS-DJA. On December 6, 2024, the plaintiffs voluntarily dismissed the class action complaint without prejudice. On December 13, 2024, St. Mary’s Parish along with other parishes, municipalities, and two individuals served a notice of intent to file citizen suit under the Louisiana Environmental Quality Act, asserting claims identical to the class action which the plaintiffs voluntarily dismissed. In April 2025, the Village of Parks (one of the municipalities which had served a notice of intent to file a citizen suit) served Lumen with a petition in an action captioned Village of Parks v. Lumen Technologies, Inc., Case 95026, in the 16th Judicial District Court for the Parish of St. Martin, State of Louisiana. The Village of Parks petition seeks damages and injunctive relief under Louisiana state law.

Blum. On November 6, 2023, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, Case 137935 asserting claims on behalf of all citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T, BellSouth, Verizon, and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law. The case has been removed to Federal Court in the United States District Court Western District of Louisiana Lafayette Division, Case 6:23-CV-01748. In December 2024, the plaintiffs filed an amended complaint and a motion for remand.

FCRA Litigation

In November 2014, a putative class action complaint captioned Bultemeyer v. CenturyLink, Inc. was filed in the United States District Court for the District of Arizona, Case CV-14-02530-PHX-SPL, alleging violations of the Fair Credit Reporting Act (the "FCRA"). In February 2017, the case was dismissed for lack of standing. The plaintiff appealed and the 9th Circuit reversed and remanded. Class certification was contested and ultimately granted in 2023. The 9th Circuit denied Lumen’s request to appeal the class certification ruling. A jury trial was conducted in September 2024. The jury found that CenturyLink willfully violated the FCRA, and awarded each class member $500 for statutory damages and $2,000 for punitive damages. The district court denied Lumen’s post-trial motions for relief, and Lumen has appealed the judgment to the 9th Circuit. We have not accrued a contingent liability for this matter. While liability is possible, we have not determined it to be probable, and damages exposure, if any, is uncertain.

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

Marshall Fire Litigation.

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits naming various defendants and asserting various claims for relief have been filed. To date, three of those name Qwest Corporation as being at fault: Allstate Fire and Casualty Insurance Company, et al., v. Qwest Corp., et al., Case 2023-cv-3048, and Wallace, et al. v. Qwest Corp., et al., Case 2023-cv-30488, both of which have been consolidated with Kupfner et al., v. Public Service Company of Colorado, et al., Case 2022-cv-30195. The consolidated proceeding is pending in Colorado District Court, Boulder, Colorado, Preliminary estimates of potential damage claims exceed $2 billion.

911 Surcharge

In June 2021, the Company was served with a complaint filed in the Santa Fe County District Court by Phone Recovery Services, LLC (“PRS”), acting on behalf of the State of New Mexico. The complaint claims Qwest Corporation and CenturyTel of the Southwest have violated the New Mexico Fraud Against Taxpayers Act since 2004 by failing to bill, collect, and remit certain 911 surcharges from customers. Through pre-trial proceedings, the Court narrowed the issues to be resolved by jury. On August 21, 2024, a jury decided the remaining issues, and consequently all claims asserted, in Lumen's favor. The plaintiff has filed a Notice of Appeal and Lumen submitted a cross-appeal as to the original motion to dismiss and motion for summary judgment.

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

We are subject to various federal, state, and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none is reasonably expected to exceed $300,000 in fines and penalties. In addition, in the past we acquired companies that had installed lead-sheathed cables several decades earlier, or had operated certain manufacturing companies in the first part of the 1900s. Under applicable environmental laws, we could be named as a potentially responsible party for a share of the remediation of environmental conditions arising from the historical operations of our predecessors.

The outcomes of these other proceedings described under this heading are not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on us.

The matters listed in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 14—Commitments, Contingencies and Other Items to the financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings we currently consider insignificant may ultimately affect us materially.

Note 8—Other Financial Information

Other Current Assets, net

The following table presents details of Other current assets, net on our consolidated balance sheets:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Prepaid expenses	$79	98
Contract acquisition costs	25	26
Contract fulfillment costs	27	26
Other	—	2
Total Other current assets, net	$131	152

Other Current Liabilities

The following table presents details of Other current liabilities on our consolidated balance sheets:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Current affiliate obligation	$48	48
Current operating lease liability	15	15
Other	50	54
Total Other current liabilities	$113	117

Included in accounts payable at March 31, 2025 and December 31, 2024 were $38 million and $57 million, respectively, associated with capital expenditures.

Other Liabilities

The following table presents details of Other liabilities on our consolidated balance sheets:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Unrecognized tax benefits	$461	453
Deferred revenue	103	97
Operating lease liability	52	49
Other	82	86
Total Other liabilities	$698	685

Note 9—Labor Union Contracts

As of March 31, 2025, approximately 42% of our employees were represented by the Communications Workers of America (CWA) or the International Brotherhood of Electrical Workers (IBEW). 99% of our represented employees are subject to collective bargaining agreements that are scheduled to expire within the twelve-month period ending March 31, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to "Notes" in this Item 2 of Part I refer to the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report. Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report and "Risk Factors" referenced in Item 1A of Part II of this report or other of our filings with the SEC for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity, or prospects.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2024 and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

Our ultimate parent company, Lumen Technologies, Inc., has cash management arrangements or loan arrangements with a majority of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management or loan arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by Lumen's service company affiliate. From time to time we may declare and pay dividends to Qwest Services Corporation ("QSC"), our direct parent, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. We report the balance of these transfers on our consolidated balance sheets as advances to affiliates.

At March 31, 2025, we served approximately 1.5 million broadband subscribers. Our methodology for counting broadband subscribers may be different than the methodologies used by other companies.

Macroeconomic Changes

Over the past few years macroeconomic changes have impacted us and our customers in several ways.

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

Industry developments over the past few years have increased fiber construction demand from customers. The resulting increase in construction labor rates increased the cost of enabling units to be capable of receiving Lumen's Quantum Fiber broadband services. We believe these factors also occasionally contributed to a delay in attaining Quantum Fiber buildout targets in our service area.

Increasing business and geopolitical uncertainty, new tariffs, supply constraints, or inflationary pressures could materially impact our financial results in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans, further delaying customer decision-making, or otherwise interfering with our ability to deliver products and services.

To the extent these above-mentioned macroeconomic pressures continue, we could experience additional deterioration in our projected cash flows or market capitalization, or make significant changes to the assumed discount rates or market multiples that we use to determine the fair value of our reporting units.

Products, Services and Revenue

We categorize our revenue derived from our operations based on the customers we serve, as follows: (i) revenue derived from serving our Mass Markets customers are categorized primarily within the first three categories listed below, (ii) revenue derived from servicing our Business customers are categorized primarily in the 'Harvest', 'Nurture' and 'Grow' categories listed below, and (iii) revenue derived from serving our affiliates are categorized in the 'Affiliate Services' category listed:
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

•Grow, which includes existing and emerging products and services in which we are significantly investing, including our dark fiber and wavelengths services; and

•Affiliate Services, which are (i) communications services that we provide to our affiliates and also provide to external customers and (ii) application development and support services that we provide to our affiliates, as described further in Note 6—Affiliate Transactions.

From time to time, we may change the categorization of our products and services.

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Operating revenue	$1,222	1,392
Operating expenses	834	897
Operating income	388	495
Total other expense, net	(5)	(16)
Income before income taxes	383	479
Income tax expense	99	126
Net income	$284	353

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen's business included in Lumen's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under our revenue categories described in Note 3—Revenue Recognition:

	Three Months Ended March 31,
	2025	2024	% Change
	(Dollars in millions)
Other Broadband	$205	252	(19)%
Voice and Other	120	133	(10)%
Fiber Broadband	86	99	(13)%
Harvest	211	239	(12)%
Nurture	84	89	(6)%
Grow	34	34	—%
Affiliate Services	482	546	(12)%
Total revenue	$1,222	1,392	(12)%

Total operating revenue decreased by $170 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Within each product category, these decreases were primarily due to the following factors:

•Decreases in Other Broadband of $47 million primarily due to fewer Mass Market customers for our lower speed copper-based broadband services;

•Decreases in Voice and Other of $13 million due almost entirely to the continued loss of copper-based Mass Market voice customers;

•Decreases in Fiber Broadband of $13 million driven by fewer Mass Market subscribers for our fiber services, primarily as a result of customers migrating to the Quantum Fiber services offered by Lumen (which bills customers for such services and pays us for use of our network in providing such services, as further described below);

•Decreases in Harvest of $28 million primarily attributable to declines in legacy voice services for Business customers of $16 million and a decrease in private line services of $4 million;

•Decreases in Nurture of $5 million primarily due to declines in Ethernet services;

•Grow was flat period over period; and

•Decreases in Affiliate services of $64 million primarily due to a $96 million decrease in direct legacy telecommunication services provided to our affiliates and an $8 million decrease in employee shared services expense allocated to our affiliates, partially offset by a $40 million increase in fiber broadband and ethernet services provided to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,
	2025	2024	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$354	370	(4)%
Selling, general and administrative	104	128	(19)%
Operating expenses - affiliates	185	212	(13)%
Depreciation and amortization	191	187	2%
Total operating expenses	$834	897	(7)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $16 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was primarily due to lower employee-related expenses of $20 million.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $24 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due principally to (i) a decrease of $11 million in bad debt expense, (ii) a decrease of $6 million in employee related expenses due to lower headcount, and (iii) a decrease of $3 million in external commissions.

Operating Expenses - Affiliates

Operating expenses - affiliates decreased by $27 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was primarily due to (i) a decrease of $17 million of network services purchased from affiliates, (ii) $6 million of lower allocated employee and professional services provided to us by our affiliates and (iii) a decrease of $4 million in direct telecommunication services charged to us by our affiliates.

Depreciation and Amortization

The following table provides details of our depreciation and amortization expense:

	Three Months Ended March 31,
	2025	2024	% Change
	(Dollars in millions)
Depreciation	$183	174	5%
Amortization	8	13	(38)%
Total depreciation and amortization	$191	187	2%

Depreciation expense increased by $9 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to net growth in depreciable assets.

Amortization expense decreased by $5 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to a net decrease in amortizable assets.

Other Consolidated Results

The following table summarizes our total other expense, net and income tax expense:

	Three Months Ended March 31,
	2025	2024	% Change
	(Dollars in millions)
Interest expense	$(22)	(19)	16%
Interest income—affiliate, net	13	2	nm
Other income, net	4	1	nm
Total other expense, net	$(5)	(16)	(69)%
Income tax expense	$99	126	(21)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense increased by $3 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to lower capitalized interest of $9 million, which was partially offset by the decrease in our average interest from 6.79% to 6.73%.

Interest Income - Affiliate, Net

Interest income - affiliate, net increased by $11 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in interest income - affiliate, net was primarily due to a higher average receivable from affiliates.

Income Tax Expense

For the three months ended March 31, 2025, our effective tax rate was 25.8%. For the three months ended March 31, 2024, our effective tax rates was 26.3%.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

We are an indirectly wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets, and changes in the financial market's perception of us.

Our ultimate parent company, Lumen Technologies, Inc., has cash management arrangements or loan arrangements with a majority of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management or loan arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by Lumen's service company affiliate. From time to time we may declare and pay dividends to QSC, our direct parent, sometimes in excess of our earnings to the extent permitted by applicable law, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. Our debt covenants do not currently limit the amount of dividends we can pay to QSC. Given the amounts due to us from Lumen Technologies, Inc. under the above-described cash management or loan arrangements and the revolving promissory note described in Note 6—Affiliate Transactions, a significant component of our liquidity is dependent upon Lumen's ability to repay its obligations to us.

We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from Lumen Technologies, (iii) our ability to refinance QC's debt securities to the extent permitted under applicable debt covenants, and (iv) capital contributions, advances, or loans from Lumen Technologies or its affiliates if and to the extent they have available funds or access to available funds that they are willing and able to contribute, advance or loan.

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to expand and improve our service offerings, enhance and modernize our networks, and compete effectively in our markets. Lumen Technologies and we evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels, and customer retention) and the expected return on investment. The amount of Lumen’s consolidated capital investment, and our portion thereof, is influenced by, among other things, demand for Lumen’s services and products, our network requirements, cash flow generated by operating activities, cash required for debt services and other purposes, regulatory considerations (such governmentally mandated infrastructure buildout requirements), and the availability of requisite supplies, labor, and permits.

Our capital expenditures continue to be focused on enhancing network operating efficiencies, supporting new service developments, and expanding our fiber network, including our Quantum Fiber buildout plan. For more information on our capital spending, see (i) "Cash Flow Activities—Investing" below and (ii) Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

Debt and Other Financing Arrangements

As of March 31, 2025, we had approximately $2.0 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net and unamortized debt issuance costs), $237 million of which is due in the next 12 months (excluding finance lease obligations). For additional information, see Note 4—Long-Term Debt.

Subject to market conditions, and to the extent permitted under applicable debt covenants, Qwest Corporation may issue debt securities from time to time primarily to refinance a portion of its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors.

As of the filing date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Moody's Investors Service, Inc.	Caa2
Standard & Poor's	B
Fitch Ratings	B+

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or borrowing costs. We cannot provide any assurances that we will be able to borrow additional funds on favorable terms, or at all. See Risk Factors—Financial Risks in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

From time to time over the past couple of years, we have engaged in various debt, refinancings, redemptions, tender offers, exchange offers, open market purchases and other transactions designed principally to reduce our consolidated indebtedness, extend our debt maturities, improve our financial flexibility, or otherwise enhance our debt profile. Subject to market conditions, restrictions under our debt covenants, and other limitations, we expect to opportunistically pursue similar transactions in the future to the extent feasible. See Note 4—Long-Term Debt for additional information.

Note Receivable - Affiliate

On March 31, 2025, we entered into an unsecured revolving promissory note with our ultimate parent Lumen Technologies, under which Lumen Technologies is permitted to borrow up to $3.0 billion from us at an 8.3% interest rate per annum. The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than March 31, 2030, which will automatically renew on the maturity date for successive 12-month periods unless we elect otherwise. The facility has covenants and is subject to other limitations. As of March 31, 2025, we had $900 million due from Lumen Technologies under this promissory note. For more information, see Note 6—Affiliate Transactions.

Note Payable - Affiliate

We are permitted to borrow up to $2.0 billion from our parent Lumen Technologies under a revolving promissory note. As of March 31, 2025, no amount was due to Lumen Technologies under this promissory note.

Dividends

We periodically pay dividends to QSC, our direct parent company, which reduce our capital resources for debt repayments and other purposes. For additional information, see Note 17—Stockholder's Equity in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Pension and Post-retirement Benefit Obligations

Lumen Technologies is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2024, the accounting unfunded status of Lumen's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was approximately $645 million and approximately $1.7 billion, respectively. For additional information about Lumen's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pension and Post-Retirement Benefit Obligations" in Item 7 of Lumen's Annual Report on Form 10-K for the year ended December 31, 2024 and see Note 10—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.

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

Benefits paid by Lumen's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, Lumen Technologies does not expect any contributions to be required for their qualified pension plan during 2025. The amount of required contributions to Lumen's qualified pension plan in 2026 and beyond will depend on a variety of factors, most of which are beyond Lumen's control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Lumen Technologies occasionally makes voluntary contributions in addition to required contributions and reserves the right to do so in the future. Lumen Technologies has advised that it does not expect to make a voluntary contribution to the trust of the qualified pension plan in 2025.

Substantially all of Lumen's post-retirement health care and life insurance benefits plans are unfunded and are paid by Lumen Technologies with available cash.

The affiliate obligations, net in Other current liabilities and Other liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the three months ended March 31, 2025, we made net settlement payments of $12 million to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2025, we expect to make aggregate settlement payments of $48 million to QCII under the plan.

For 2025, Lumen's expected annual long-term rate of return on pension plan assets is 6.5%. However, actual returns could be substantially different.

For additional information, see “Risk Factors—Financial Risks” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Federal Broadband Support Programs

The FCC's Rural Digital Opportunity Fund ("RDOF") program aims to support broadband expansion in rural areas throughout America. As part of Phase I of this program, Lumen Technologies was awarded funding in several of the states in which we operate, and we receive an insignificant amount of monthly support payments. Federal and state agencies continue to implement broadband initiatives to enhance broadband access and affordability, and we anticipate these programs may increase competition in newly-served areas.

For additional information on these programs, see the following sections within Lumen's Annual Report on Form 10-K for the year ended December 31, 2024: (i) Note 3—Revenue Recognition to our consolidated financial statements in Item 8 of Part II, (ii) "Business—Regulation of Our Business—Universal Service" in Item 1 of Part I, and (iii) "Risk Factors—Legal and Regulatory Risks" in Item 1A of Part I. Additionally, refer to the periodic reports filed by Lumen Technologies.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
	2025	2024	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$453	471	(18)
Net cash used in investing activities	(439)	(274)	165
Net cash used in financing activities	—	(193)	(193)

Operating Activities

Net cash provided by operating activities decreased by $18 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to lower net income adjusted for non-cash income and expenses. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to collection of receivables and payments of interest expense, accounts payable and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities increased by $165 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due the issuance of a note receivable - affiliate, partially offset by an increase in advances to affiliates and a decrease in capital expenditures.

Financing Activities

Net cash provided by financing activities decreased by $193 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to the timing of repayments of advances from affiliates.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 7—Commitments, Contingencies and Other Items for additional information.

Our network includes some residual lead-sheathed copper cables installed years ago that constitute a small portion of our network. Recent media coverage of potential health and environmental risks associated with these cables has resulted in regulatory inquiries and lawsuits, and could subject us to legislative or regulatory actions, removal costs, compliance costs, or penalties. As March 31, 2025, we have not accrued for any such potential costs and will only accrue when such costs are probable and reasonably estimable. For additional information about related litigation and potential risks, see Note 7—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report, and the risk factor disclosures included herein under “Risk Factors” in Item 1A of Part II of this report.

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of March 31, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of March 31, 2025, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls
The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings in which we are involved, see Note 7—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report. The ultimate outcome of the matters described in Note 7 may differ materially from the outcomes anticipated, estimated, projected, or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as not significant by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, or prospects. We recommend that you carefully consider (i) the other information set forth elsewhere in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as further supplemented below:

Changes in U.S. and foreign government administrative policy, including the imposition of, or increases in, tariffs, and changes to existing trade agreements, could have a material adverse effect on us.

As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, the imposition of or significant increases in tariffs on goods imported into the U.S. and adverse responses by foreign governments to U.S. trade policies, among other possible changes. The U.S. administration has implemented or increased tariffs and announced it intends to implement or increase additional tariffs, and it remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs or trade agreements and policies. A trade war; other governmental action related to tariffs or trade agreements; changes in U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories and countries where we currently develop and sell products; and any resulting negative sentiments toward the U.S. as a result of such changes, could have a material adverse effect on our business, results of operations or financial condition.

ITEM 6. EXHIBITS
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit No.	Description	Filed or Furnished with this Form 10-Q	Incorporated by Reference(1)
			Form	Date(2)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended March 31, 2025, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.
X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.	X
_______________________________________________________________________________
(1)All documents listed below were filed by the registrant (File No. 001-03040).
(2)Represents (i) the date appearing on the cover page of each applicable 10-K or 10-Q report and (ii) the date of filing with respect to all other reports.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2025.

QWEST CORPORATION
By:	/s/ Andrea Genschaw
Andrea Genschaw Chief Accounting Officer and Controller (Principal Accounting Officer)