Form 10-Q
period 2025-06-30
QWEST CORP
filed 2025-07-31
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-03040

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

THE REGISTRANT, A WHOLLY OWNED INDIRECT SUBSIDIARY OF LUMEN TECHNOLOGIES, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION H(2).
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities laws include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results, or prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:
•forecasts of our anticipated future results of operations, cash flows, or financial position;

•statements concerning our completed, pending, or proposed transactions, including with respect to our agreement to sell the Lumen Technologies, Inc. ("Lumen") Mass Markets fiber-to-the-home business operated by us and certain of our affiliates in 11 states to AT&T, investments, product development, Quantum Fiber buildouts, transformation plans, deleveraging plans, modernization and simplification initiatives, participation in government programs, and other initiatives, including benefits or costs associated therewith;

•statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, impacts from regulatory and legislative developments, investment and expenditure plans, business strategies, debt leverage, capital allocation plans, financing or refinancing alternatives and sources, and pricing plans; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments, and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results and are based on current expectations only, (ii) are inherently speculative, and (iii) are subject to a number of risks and uncertainties, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated, projected, or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward- looking statements. These factors include but are not limited to:

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

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of legislative, regulatory, or judicial proceedings relating to content liability standards, intercarrier compensation, universal service, service standards and obligations, broadband deployment, data protection, network security, privacy, and net neutrality;

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt obligations, taxes, and pension contributions and other benefits payments;

•our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services, low-latency connectivity, and scalable infrastructure driven by the growth of artificial intelligence (“AI”) applications and workloads, and the risk that we may misjudge the timing, scale, or nature of such demand, leading to potential misalignment of our investments or strategic priorities;

•our ability to enhance our growth products and manage the decline of our legacy products, including by maintaining the quality and profitability of our existing offerings, introducing profitable new offerings on a timely and cost-effective basis and transitioning customers from our legacy products to our newer offerings;

•our ability to successfully and timely implement our corporate strategies, including our transformation, modernization and simplification, buildout, and deleveraging strategies;

•our ability to successfully consummate and timely realize the anticipated benefits from the pending sale to AT&T of the Lumen Mass Markets fiber-to-the-home business operated by us and certain of our affiliates in 11 states;

•changes in our operating plans, corporate strategies or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market or regulatory conditions, or otherwise;

•the impact of any future material acquisitions or divestitures that we may transact, including our pending divestiture of the Lumen Mass Markets fiber-to-the-home business in 11 states;

•the negative impact of increases in the costs of Lumen’s pension, healthcare, post-employment, or other benefits, including those caused by changes in capital markets, interest rates, mortality rates, demographics, or regulations;

•the impact of events that harm our reputation or brands, including the potential negative impact of customer complaints, government investigations, security breaches, or service outages impacting us or our industry;

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

•our ability to continue to use intellectual property necessary to conduct our operations;

•any adverse developments in legal or regulatory proceedings involving us or our affiliates, including Lumen Technologies;

•changes in tax, trade, tariff, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from governmental programs promoting broadband development;

•our ability to fully realize any anticipated benefits from recently-enacted federal tax legislation;

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

•the effects of more general factors such as changes in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic, public health, or geopolitical conditions; and

•other risks referenced in the "Risk Factors" section or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2024.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$724	829	1,464	1,675
Operating revenue—affiliates	482	560	964	1,106
Total operating revenue	1,206	1,389	2,428	2,781
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	363	373	717	743
Selling, general and administrative	96	118	200	246
Operating expenses—affiliates	196	181	381	393
Depreciation and amortization	174	187	365	374
Total operating expenses	829	859	1,663	1,756
OPERATING INCOME	377	530	765	1,025
OTHER (EXPENSE) INCOME
Interest expense	(24)	(14)	(46)	(33)
Interest income—affiliate, net	24	4	37	6
Other income (expense), net	1	(2)	5	(1)
Total other income (expense), net	1	(12)	(4)	(28)
INCOME BEFORE INCOME TAX EXPENSE	378	518	761	997
Income tax expense	101	140	200	266
NET INCOME	$277	378	561	731
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2025	December 31, 2024
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25	26
Accounts receivable, less allowance of $29 and $29	198	227
Assets held for sale	2,691	—
Advances to affiliates	537	902
Note receivable - affiliates	900	—
Other current assets, net	107	152
Total current assets	4,458	1,307
Property, plant and equipment, net of accumulated depreciation of $8,580 and $8,910	7,493	8,865
GOODWILL AND OTHER ASSETS
Goodwill	5,650	6,955
Intangible assets, net	100	84
Other assets, net	127	151
Total goodwill and other assets	5,877	7,190
TOTAL ASSETS	$17,828	17,362
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$239	239
Accounts payable	142	221
Accrued expenses and other liabilities
Salaries and benefits	101	130
Income and other taxes	97	106
Other current liabilities	105	117
Liabilities held for sale	31	—
Current portion of deferred revenue	145	153
Total current liabilities	860	966
LONG-TERM DEBT	1,688	1,688
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,354	1,336
Affiliate obligations, net	419	444
Other liabilities	703	685
Total deferred credits and other liabilities	2,476	2,465
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	2,754	2,193
Total stockholder's equity	12,804	12,243
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,828	17,362
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$561	731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	365	374
Deferred income taxes	18	(15)
Provision for uncollectible accounts	20	29
Changes in current assets and liabilities:
Accounts receivable	(3)	(14)
Accounts payable	(29)	(12)
Accrued income and other taxes	(9)	(12)
Other current assets and liabilities, net	(4)	(39)
Changes in other assets and liabilities, net	24	15
Changes in affiliate obligations, net	(25)	(27)
Other, net	15	(11)
Net cash provided by operating activities	933	1,019
INVESTING ACTIVITIES
Capital expenditures	(407)	(545)
Changes in advances to affiliates	365	(195)
Net increase in note receivable - affiliates	(900)	—
Proceeds from sale of property, plant and equipment and other assets	7	5
Net cash used in investing activities	(935)	(735)
FINANCING ACTIVITIES
Payments of long-term debt	—	(215)
Changes in advances from affiliates	—	(61)
Net cash used in financing activities	—	(276)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2)	8
Cash, cash equivalents and restricted cash at beginning of period	28	12
Cash, cash equivalents and restricted cash at end of period	$26	20
Supplemental cash flow information:
Income taxes paid, net	$(166)	(262)
Interest paid, including affiliate interest (net of capitalized interest of $19 and $38)	(47)	(33)
Supplemental noncash information regarding financing activities:
Repayment of long-term debt in exchange for reductions of advances from affiliates	$—	215
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$25	18
Restricted cash included in Other assets, net	1	2
Total	$26	20
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	2,477	1,059	2,193	706
Net income	277	378	561	731
Balance at end of period	2,754	1,437	2,754	1,437
TOTAL STOCKHOLDER'S EQUITY	$12,804	11,487	12,804	11,487
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

Note 1—Background

General

We are a leading digital networking services company empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global Business customers and our domestic Mass Markets customers. Our specific products and services are detailed in Note 4—Revenue Recognition of this report.

We generate the majority of our total consolidated operating revenue from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

Basis of Presentation

Our consolidated balance sheet as of December 31, 2024, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly state the results for the interim periods. The consolidated results of operations and cash flows for the first six months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (Lumen Technologies and its other subsidiaries, referred to herein as affiliates) have not been eliminated.

We reclassified certain prior period amounts to conform to the current period presentation, including the recategorization of our Business revenue by product category. See Note 4—Revenue Recognition for additional information. These changes had no impact on total operating revenue, total operating expenses or net income for any period.

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

Assets Held for Sale

We classify assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets; (ii) the net assets are available for immediate sale; (iii) there is an active program to locate a buyer; and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale are presented separately on our consolidated balance sheets with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of carrying value or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. For each reporting period that assets are classified as being held for sale, they are tested for recoverability. Unless otherwise specified, the amounts and information presented in the accompanying notes do not include assets and liabilities that were classified as held for sale as of June 30, 2025. See Note 2 for information about our agreement to sell the Lumen Mass Markets fiber-to-the-home business operated by us and certain of our affiliates in 11 states to AT&T and the classification of this business as held for sale on May 21, 2025.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the "FASB") issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This standard is effective for the annual period of fiscal 2026, and early adoption is permitted. As of June 30, 2025, we did not have any outstanding convertible debt instruments and do not expect this ASU will have any impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses." This ASU requires additional footnote disclosure of the details of certain income statement expense line items as well as additional disclosure about selling expenses. This standard is effective for the annual period of fiscal 2027, and early adoption is permitted. The guidance will be applied prospectively, with the option for retrospective application. We are currently evaluating the impact the adoption of this standard will have on our disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires that public business entities must annually (1) disclose specific categories in their rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU will become effective for us for the annual reporting period ending December 31, 2025. The Income Taxes footnote to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 will align with the standard. We do not anticipate this standard will affect our operating results.

Note 2—Planned Divestiture of the Lumen Mass Markets Fiber-to-the-Home Business

On May 21, 2025, we entered into a definitive agreement to sell to AT&T the Lumen Mass Markets fiber-to-the-home business, operated by us and certain of our affiliates in 11 states for a pre-tax total of $5.75 billion in cash, subject to working capital and various other purchase price adjustments. The portion of this amount attributable to us cannot currently be calculated, and will be dependent upon several variables.

The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, including if we experience delays in completing the transaction or if there are changes in other assumptions that impact our estimates.

We do not believe this divestiture transaction represents a strategic shift for us and therefore, does not meet the criteria to be classified as a discontinued operation. As a result, we will continue to report our operating results for the Mass Markets fiber-to-the-home business (the "disposal group") in our consolidated operating results until the transaction is closed. We anticipate closing this divestiture in the first half of 2026, upon receipt of all requisite regulatory approvals, as well as the satisfaction of other customary conditions.

As of June 30, 2025 in the accompanying consolidated balance sheet, the assets and liabilities of the disposal group are classified as held for sale and measured at the lower of (i) the carrying value when we classified the disposal group as held for sale or (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the disposal group as held for sale on May 21, 2025, we suspended recording depreciation of property, plant and equipment while these assets are classified as held for sale. We estimate that we would have recorded an additional $15 million of depreciation for the three and six months ended June 30, 2025, respectively, if the disposal group did not meet the held for sale criteria.

Under the terms of the purchase agreement, Lumen agreed to grant the purchaser an indefeasible right to use (“IRU”) certain Lumen retained fiber assets following the close of the transaction in order to service the transferred customer contracts. The value of these retained Lumen assets subject to the IRU is excluded from assets held for sale in the table below.

The principal components of the held for sale assets and liabilities of the disposal group as of June 30, 2025 are as follows:

June 30, 2025
(Dollars in millions)
Assets held for sale
Accounts receivable, less allowance of $1	$12
Other current assets, net	9
Property, plant and equipment, net of accumulated depreciation of $650	1,344
Goodwill	1,305
Other assets, net	21
Total Assets held for sale	$2,691

Liabilities held for sale
Accounts payable	$17
Other current liabilities	2
Current portion of deferred revenue	11
Other non-current liabilities	1
Total Liabilities held for sale	$31

Note 3—Goodwill and Intangible Assets

Goodwill and Intangible assets, net on our consolidated balance sheets consisted of the following:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Goodwill, less accumulated impairment losses of $2,405 and $2,405(1)	$5,650	6,955
Intangible assets, less accumulated amortization of $1,648 and $1,841	$100	84
______________________________________________________________________
(1)     As of June 30, 2025, this amount excluded goodwill classified as held for sale of $1.3 billion. See Note 2—Planned Divestiture of the Lumen Mass Markets Fiber-to-the-Home Business.

As of June 30, 2025 and December 31, 2024, the gross carrying amount of goodwill and intangible assets was $7.4 billion and $8.9 billion.

Substantially all of our goodwill was derived from Lumen's acquisition of us in which the purchase price exceeded the fair value of the net assets acquired.

We are required to assess our goodwill for impairment annually, or under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our assessment determines the carrying value of equity of our reporting unit exceeds its fair value. Our annual impairment assessment date for goodwill is October 31, at which date we assess goodwill at our reporting unit. In reviewing the criteria for reporting units, we have determined that we have one reporting unit.

We determined that the classification of the Lumen Mass Markets fiber-to-the-home business as held for sale, as described in Note 2—Planned Divestiture of the Lumen Mass Markets Fiber-to-the-Home Business, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of April 30, 2025. We performed a pre-classification goodwill impairment test using the market approach to test for impairment prior to the classification of these assets as held for sale and to determine the April 30, 2025 fair values to be utilized for goodwill impairment testing. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which supported a range of fair values derived from annualized revenue and earnings before interest, tax, depreciation and amortization ("EBITDA") multiples between 1.8x and 3.1x and 5.8x and 8.0x, respectively.

As of April 30, 2025, based on our assessments performed, the estimated fair value of our equity exceeded our carrying value of equity by approximately 15% and 14% for the pre-classification and post-classification, respectively. We concluded that we had no impairment as of our April 30, 2025 assessment date.

The following table shows the rollforward of goodwill from December 31, 2024 to June 30, 2025.

(Dollars in millions)

As of December 31, 2024(1)	$6,955
Reclassified as held for sale(2)	(1,305)
As of June 30, 2025(1)	$5,650
______________________________________________________________________
(1)     Goodwill at June 30, 2025 and December 31, 2024 is net of accumulated impairment losses of $2.4 billion and $2.4 billion, respectively.
(2)    Reflects the $1.3 billion of goodwill, net of accumulated impairment loss reclassified as held for sale related to our pending divestiture. See Note 2—Planned Divestiture of the Lumen Mass Markets Fiber-to-the-Home Business

Total amortization expense for finite-lived intangible assets for the three months ended June 30, 2025 and 2024 totaled $9 million and $12 million, respectively, and for the six months ended June 30, 2025 and 2024 totaled $17 million and $25 million, respectively.

Note 4—Revenue Recognition

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category as well as the amount of revenue that is not subject to Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$197	(19)	178	402	(37)	365
Voice and Other	105	7	112	225	3	228
Fiber Broadband	82	(3)	79	168	(6)	162
Harvest	223	(34)	189	434	(63)	371
Nurture	85	(3)	82	169	(5)	164
Grow	32	(2)	30	66	(4)	62
Affiliate Services	482	(12)	470	964	(24)	940
Total revenue	$1,206	(66)	1,140	2,428	(136)	2,292

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$238	(20)	218	490	(41)	449
Voice and Other	131	(4)	127	264	(8)	256
Fiber Broadband	98	(3)	95	197	(6)	191
Harvest	240	(31)	209	479	(63)	416
Nurture	89	(2)	87	178	(4)	174
Grow	33	(2)	31	67	(2)	65
Affiliate Services	560	(12)	548	1,106	(24)	1,082
Total revenue	$1,389	(74)	1,315	2,781	(148)	2,633
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

For the three months ended June 30, 2025 and 2024, our gross rental revenue was $72 million and $71 million, respectively, which represented 6% and 5%, respectively, of our operating revenue for three months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, our gross rental revenue was $139 million and $142 million, respectively, which represented approximately 6% and 5%, respectively, of our operating revenue for the six months ended June 30, 2025 and 2024.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables and contract liabilities, net of amounts classified as held for sale:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Customer receivables, less allowance of $20 and $23 (1)(2)	$170	205
Contract liabilities(3)	231	244
______________________________________________________________________
(1)Customer receivables includes affiliate receivables.
(2)     As of June 30, 2025, this amount excluded $12 million of customer receivables, net associated with the disposal group reclassified as held for sale.
(3)     As of June 30, 2025, this amount excluded $10 million of contract liabilities associated with the disposal group reclassified as held for sale.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation, and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue in our consolidated balance sheets. During the three and six months ended June 30, 2025, we recognized $18 million and $140 million, respectively, of revenue that was included in contract liabilities of $244 million as of January 1, 2025, including contract liabilities that were classified as held for sale. During the three and six months ended June 30, 2024, we recognized $13 million and $148 million, respectively, of revenue that was included in contract liabilities of $269 million as of January 1, 2024.

Performance Obligations

As of June 30, 2025, we expect to recognize approximately $2.1 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of June 30, 2025, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2025, 2026 and thereafter was $360 million, $825 million and $866 million, respectively.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue in amounts for which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), and (ii) contracts that are classified as leasing arrangements that are not subject to ASC 606 and (iii) the value of unsatisfied performance obligations for contracts which relate to the disposal group.

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Acquisition Costs	Fulfillment Costs(1)	Acquisition Costs	Fulfillment Costs(1)
	(Dollars in millions)
Beginning of period balance	$48	47	51	46
Cost Incurred	6	12	11	21
Amortization	(8)	(9)	(16)	(17)
Change in contract costs held for sale	—	(6)	—	(6)
End of period balance	$46	44	46	44
______________________________________________________________________
(1)    The ending balance for the three and six months ended June 30, 2025 excluded fulfillment costs associated with the disposal group reclassified as held for sale of $6 million.

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$57	47	58	46
Cost incurred	9	9	19	19
Amortization	(10)	(9)	(21)	(18)
End of period balance	$56	47	56	47

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

Note 5—Long-Term Debt

The following table reflects our consolidated long-term debt as of the dates indicated below, including unamortized discounts and premiums and unamortized debt issuance costs:

	Interest Rates (1)	Maturities (1)	June 30, 2025	December 31, 2024
			(Dollars in millions)
Senior notes	6.50% - 7.75%	2025-2057	$1,973	1,973
Finance leases	Various	Various	3	3
Unamortized premiums, net			1	1
Unamortized debt issuance costs			(50)	(50)
Total long-term debt			1,927	1,927
Less current maturities			(239)	(239)
Long-term debt, excluding current maturities			$1,688	1,688
_______________________________________________________________________________
(1)As of June 30, 2025.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2025 (excluding unamortized premiums, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)
2025 (remaining six months)	$238
2026	1
2027	1
2028	—
2029	—
2030 and thereafter	1,736
Total long-term debt	$1,976

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

Other Related Information

For information about our senior notes, our 2024 debt transactions and our intercompany debt arrangements, see Note 6—Long-Term Debt and Note Payable - Affiliate to the financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Compliance

As of June 30, 2025, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

Note 6—Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	June 30, 2025	December 31, 2024
		(Dollars in millions)
Land	N/A	$329	329
Fiber, conduit and other outside plant(1)	15-45 years	7,228	8,246
Central office and other network electronics(2)	7-10 years	5,312	5,792
Support assets(3)	3-30 years	2,905	2,878
Construction in progress(4)	N/A	299	530
Gross property, plant and equipment		16,073	17,775
Accumulated depreciation		(8,580)	(8,910)
Net property, plant and equipment		$7,493	8,865
_______________________________________________________________________________
(1)Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles, and other supporting structures.
(2)Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics, and electronics providing service to customers.
(3)Support assets consist of buildings, computers, and other administrative and support equipment.
(4)Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

As of June 30, 2025, we classified certain property, plant and equipment, net as held for sale and discontinued recording depreciation on the disposal group. See Note 2—Planned Divestiture of the Lumen Mass Markets Fiber-to-the-Home Business.

We recorded depreciation expense of $165 million and $348 million, respectively, for the three and six months ended June 30, 2025 and $175 million and $349 million, respectively, for the three and six months ended June 30, 2024.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of June 30, 2025 and December 31, 2024, as well as the input level used to determine the fair values indicated below:

		June 30, 2025		December 31, 2024
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance leases)	2	$1,924	1,471	1,924	1,462

Note 8—Affiliate Transactions

We provide incumbent local exchange carrier telecommunications services to our affiliates that are similar to the services we provide to external customers. We periodically review and update our prices for affiliate network services to align with regulated rates, where applicable, or competitive market-based rates charged to external customers, taking into consideration the average third party customer contract term to which those affiliate services pertain. These services are billed directly to our affiliates and recognized as affiliate revenue on our consolidated statements of operations.

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

On March 31, 2025, we entered into an unsecured revolving promissory note with our ultimate parent Lumen Technologies, under which Lumen Technologies is permitted to borrow up to $3.0 billion from us at an 8.3% interest rate per annum. The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than March 31, 2030, which will automatically renew on the maturity date for successive 12-month periods unless we elect otherwise. The facility has covenants and is subject to other limitations. As of June 30, 2025, we had $900 million of principal due from Lumen Technologies under this promissory note.

The following table provides details of our affiliate revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Direct affiliate revenue	$341	417	686	818
Allocated affiliate revenue	141	143	278	288
Total operating revenue—affiliates	$482	560	964	1,106

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

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at both June 30, 2025 and December 31, 2024 we had accrued $17 million, in the aggregate for our litigation and non-income tax contingencies, which are included in Other current liabilities, or Other liabilities in our consolidated balance sheets as of such dates. We cannot at this time estimate the reasonably possible loss or range of loss, if any in excess of this $17 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, a reference to a "putative" class action means a class has been alleged, but not certified, in that matter.

Principal Proceedings

Environmental Litigation

Parish of St. Mary. On July 9, 2024, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, Case 138575 asserting claims on behalf of all parishes, municipalities, and citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law. The case was removed to the United States District Court Western District of Louisiana Lafayette Division, Case 6:24-CV-01001-RRS-DJA. On December 6, 2024, the plaintiffs voluntarily dismissed the class action complaint without prejudice. On December 13, 2024, St. Mary’s Parish along with other parishes, municipalities, and two individuals served a notice of intent to file citizen suit under the Louisiana Environmental Quality Act, asserting claims identical to the class action which the plaintiffs voluntarily dismissed. In April 2025, the Village of Parks (one of the municipalities which had served a notice of intent to file a citizen suit) served Lumen with a petition in an action captioned Village of Parks v. Lumen Technologies, Inc., Case 95026, in the 16th Judicial District Court for the Parish of St. Martin, State of Louisiana. The Village of Parks petition seeks damages and injunctive relief under Louisiana state law relating to the above-described allegations about lead-sheathed telecommunication cables.

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

FCRA Litigation

In November 2014, a putative class action complaint captioned Bultemeyer v. CenturyLink, Inc. was filed in the United States District Court for the District of Arizona, Case CV-14-02530-PHX-SPL, alleging violations of the Fair Credit Reporting Act (the "FCRA"). In February 2017, the case was dismissed for lack of standing. The plaintiff appealed and the Ninth Circuit reversed and remanded. Class certification was contested and ultimately granted in 2023. The Ninth Circuit denied Lumen’s request to appeal the class certification ruling. A jury trial was conducted in September 2024. The jury found that CenturyLink willfully violated the FCRA, and awarded each class member $500 for statutory damages and $2,000 for punitive damages. The district court denied Lumen’s post-trial motions for relief, and October 16, 2024, Lumen filed an appeal which is captioned Bultemeyer v. CenturyLink, Inc., Case 24-6413, in the U.S. Court of Appeals for the Ninth Circuit. We have not accrued a contingent liability for this matter. While liability is possible, we have not determined it to be probable, and damages exposure, if any, is uncertain.

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

Marshall Fire Litigation

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits seeking relief have been filed naming as defendants Qwest Corporation, an additional telecommunications company, and certain power companies. The complaints involving Qwest have been consolidated with Kupfner et al., v. Public Service Company of Colorado, et al., Case 2022-cv-30195, pending in Colorado District Court, Boulder, Colorado. Preliminary estimates of potential damage claims against all defendants exceed $2 billion. A trial to determine liability-only has been set for September 2025.

911 Surcharge

In June 2021, the Company was served with a complaint filed in the Santa Fe County District Court by Phone Recovery Services, LLC, acting on behalf of the State of New Mexico. The complaint claims Qwest Corporation and CenturyTel of the Southwest have violated the New Mexico Fraud Against Taxpayers Act since 2004 by failing to bill, collect, and remit certain 911 surcharges from customers. Through pre-trial proceedings, the Court narrowed the issues to be resolved by jury. On August 21, 2024, a jury decided the remaining issues, and consequently all claims asserted, in Lumen's favor. The parties filed and then withdrew appeals.

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

Note 10—Other Financial Information

Other Current Assets, net

The following table presents details of Other current assets, net on our consolidated balance sheets:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Prepaid expenses	$59	98
Contract acquisition costs	23	26
Contract fulfillment costs	25	26
Other	—	2
Total Other current assets, net(1)	$107	152
______________________________________________________________________
(1)    As of June 30, 2025, Other current assets, net excludes $9 million associated with the disposal group reclassified as held for sale.

Other Current Liabilities

The following table presents details of Other current liabilities on our consolidated balance sheets:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Current affiliate obligation	$48	48
Current operating lease liability	13	15
Other	44	54
Total Other current liabilities	$105	117
______________________________________________________________________
(1)    As of June 30, 2025, Other current liabilities excludes $2 million associated with the disposal group reclassified as held for sale.

Included in accounts payable at June 30, 2025 and December 31, 2024 were $9 million (excluding $17 million of accounts payable associated with the disposal group reclassified as held for sale) and $57 million, respectively, associated with capital expenditures.

Other Liabilities

The following table presents details of Other liabilities on our consolidated balance sheets:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Unrecognized tax benefits	$469	453
Deferred revenue	104	97
Operating lease liability	50	49
Other	80	86
Total Other liabilities	$703	685
______________________________________________________________________
(1)    As of June 30, 2025, Other liabilities excludes $1 million associated with the disposal group reclassified as held for sale.

Note 11—Labor Union Contracts

As of June 30, 2025, approximately 42% of our employees were represented by the Communications Workers of America (CWA) or the International Brotherhood of Electrical Workers (IBEW). 99% of our represented employees are subject to collective bargaining agreements that are scheduled to expire within the twelve-month period ending June 30, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to "Notes" in this Item 2 of Part I refer to the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report. Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report and "Risk Factors" in Item 1A of Part II of this report and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 or other of our filings with the SEC for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity, or prospects.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2024 and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first six months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are a leading digital networking services company empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global Business customers and our domestic Mass Markets customers. Our specific products and services are detailed below under the heading "Products, Services and Revenue".

Our ultimate parent company, Lumen Technologies, Inc., has cash management or loan arrangements with a majority of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management or loan arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by Lumen's service company affiliate. From time to time we may declare and pay dividends to Qwest Services Corporation ("QSC"), our direct parent, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. We report the balance of these transfers on our consolidated balance sheets as advances to affiliates.

At June 30, 2025, we served approximately 1.4 million broadband subscribers. Our methodology for counting broadband subscribers may be different than the methodologies used by other companies.

Planned Divestiture of the Lumen Mass Markets Fiber-to-the-Home Business

On May 21, 2025, we entered into a definitive agreement to sell to AT&T the Lumen Mass Markets fiber-to-the-home business (including approximately 95% of Quantum Fiber) operated by us and certain of our affiliates in 11 states for a pre-tax total of $5.75 billion in cash, subject to working capital and other various purchase price adjustments. We expect to close this transaction in the first half of 2026, although we can provide no assurance to this effect. The actual amount of net after-tax proceeds from this divestiture could vary from the amounts we currently estimate. The sales of fiber assets to AT&T will not result in Lumen fully exiting its fiber business in any state. For additional information, see Note 2—Planned Divestiture of the Lumen Mass Markets Fiber-to-the-Home Business.

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

To the extent these above-mentioned macroeconomic pressures continue, we could experience additional deterioration in our projected cash flows, or make significant changes to the assumed discount rates or market multiples that we use to determine the fair value of our reporting unit.

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

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Operating revenue	$1,206	1,389	2,428	2,781
Operating expenses	829	859	1,663	1,756
Operating income	377	530	765	1,025
Total other income (expense), net	1	(12)	(4)	(28)
Income before income taxes	378	518	761	997
Income tax expense	101	140	200	266
Net income	$277	378	561	731

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen's business included in Lumen's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described in Note 4—Revenue Recognition:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(Dollars in millions)			(Dollars in millions)
Other Broadband	$197	238	(17)%	402	490	(18)%
Voice and Other	105	131	(20)%	225	264	(15)%
Fiber Broadband	82	98	(16)%	168	197	(15)%
Harvest	223	240	(7)%	434	479	(9)%
Nurture	85	89	(4)%	169	178	(5)%
Grow	32	33	(3)%	66	67	(1)%
Affiliate Services	482	560	(14)%	964	1,106	(13)%
Total revenue	$1,206	1,389	(13)%	2,428	2,781	(13)%

Total operating revenue decreased by $183 million and $353 million, respectively, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. Within each product category, these decreases were primarily due to the following factors:

•Decreases in Other Broadband of $41 million and $88 million, respectively, primarily due to fewer Mass Market customers for our lower speed copper-based broadband services;

•Decreases in Voice and Other of $26 million and $39 million, respectively, principally due to the continued loss of copper-based Mass Market voice customers and a decrease of $11 million due to the relinquishment of our funding received under the FCC's Rural Digital Opportunity Fund (“RDOF”). See the "Liquidity and Capital Resources—Future Contractual Obligations" in Item 2 of Part I below for more information;

•Decreases in Fiber Broadband of $16 million and $29 million, respectively, driven by fewer Mass Market subscribers for our fiber services, primarily as a result of customers migrating to the Quantum Fiber services offered by Lumen (which bills customers for such services and pays us for use of our network in providing such services, as further described below);

•Decreases in Harvest of $17 million and $45 million, respectively, primarily attributable to declines in legacy voice and copper broadband services for Business customers of $20 million and $40 million;

•Decreases in Nurture of $4 million and $9 million, respectively, primarily due to declines in Ethernet services;

•Grow revenues were relatively flat period over period; and

•Decreases in Affiliate Services of $78 million and $142 million, respectively, primarily due to a decrease of $116 million and $198 million in direct legacy telecommunication services provided to our affiliates and a decrease of $3 million and $11 million in employee shared services expense allocated to our affiliates, partially offset by an increase of $40 million and $66 million in fiber broadband services provided to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(Dollars in millions)			(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$363	373	(3)%	717	743	(3)%
Selling, general and administrative	96	118	(19)%	200	246	(19)%
Operating expenses - affiliates	196	181	8%	381	393	(3)%
Depreciation and amortization	174	187	(7)%	365	374	(2)%
Total operating expenses	$829	859	(3)%	1,663	1,756	(5)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $10 million and $26 million, respectively, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. The decrease was primarily due to lower employee-related expenses of $16 million and $36 million partially offset by higher network and facilities expense of $7 million for each respective period.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $22 million and $46 million, respectively, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, the decrease was primarily due to a decrease of $30 million in employee related expenses attributable to lower headcount, partially offset by an increase of $12 million due to fees related to the relinquishment of our funding received under the FCC's RDOF. For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, the decrease was primarily due to a decrease of $36 million in employee related expenses attributable to lower headcount and a decrease of $11 million in bad debt expense, partially offset by an increase of $12 million due to fees related to the relinquishment of our funding received under the FCC's RDOF.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $15 million and decreased by $12 million, respectively, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. The increase for the three months ended June 30, 2025 as compared to the comparable period in 2024 was primarily due to (i) an increase of $18 million in allocated employee and professional services provided to us by our affiliates and (ii) $4 million of network services purchased from affiliates, partially offset by a decrease of $6 million in direct telecommunication services charged to us by our affiliates. For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, the decrease was primarily due to (i) a decrease of $10 million in direct telecommunication services charged to us by our affiliates and (ii) a decrease of $13 million of network services purchased from affiliates, partially offset by $12 million of higher allocated employee and professional services provided to us by our affiliates.

Depreciation and Amortization

The following table details our depreciation and amortization expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(Dollars in millions)			(Dollars in millions)
Depreciation	$165	175	(6)%	348	349	(—)%
Amortization	9	12	(25)%	17	25	(32)%
Total depreciation and amortization	$174	187	(7)%	365	374	(2)%

Depreciation expense decreased by $10 million and $1 million, respectively, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024.These decreases are attributable to a decrease of $15 million for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, due to the discontinuation during the second quarter of 2025 of the depreciation of the tangible assets of the Lumen Mass Markets fiber-to-the-home business held for sale. These decreases were partially offset by increases of $6 million and $14 million, respectively, due to net growth in depreciable assets.

Amortization expense decreased by $3 million and $8 million, respectively, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 due to a net decrease in amortizable assets.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(Dollars in millions)			(Dollars in millions)
Interest expense	$(24)	(14)	71%	(46)	(33)	39%
Interest income—affiliate, net	24	4	nm	37	6	nm
Other income (expense), net	1	(2)	(150)%	5	(1)	nm
Total other income (expense), net	$1	(12)	(108)%	(4)	(28)	(86)%
Income tax expense	$101	140	(28)%	200	266	(25)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense increased by $10 million and $13 million, respectively, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 primarily due to lower capitalized interest of $10 million and $19 million, which was partially offset by a decrease in our average interest rate from 6.79% to 6.73% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Interest Income - Affiliate, Net

Interest income - affiliate, net increased by $20 million and $31 million, respectively, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. The increase in interest income - affiliate, net was primarily due to a higher average receivable from affiliates.

Income Tax Expense

For the three and six months ended June 30, 2025, our effective tax rate was 26.7% and 26.3%, respectively. For the three and six months ended June 30, 2024, our effective tax rate was 27.0% and 26.7%, respectively.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

We are an indirectly wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets, and changes in the financial market's perception of us.

Our ultimate parent company, Lumen Technologies, Inc., has cash management arrangements or loan arrangements with a majority of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management or loan arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis for centralized management by Lumen's service company affiliate. From time to time we may declare and pay dividends to QSC, our direct parent, sometimes in excess of our earnings to the extent permitted by applicable law, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. Our debt covenants do not currently limit the amount of dividends we can pay to QSC. Given the amounts due to us from Lumen Technologies, Inc. under the above-described cash management or loan arrangements and the revolving promissory note described in Note 8—Affiliate Transactions, a significant component of our liquidity is dependent upon Lumen's ability to repay its obligations to us.

We believe that our cash and cash equivalents as of June 30, 2025 and current sources of funding will be sufficient liquidity to enable the Company to meet its cash requirements for at least the next twelve months. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from Lumen Technologies, (iii) our ability to refinance QC's debt securities to the extent permitted under applicable debt covenants, and (iv) capital contributions, advances, or loans from Lumen Technologies or its affiliates if and to the extent they have available funds or access to available funds that they are willing and able to contribute, advance, or loan.

On July 4, 2025, the U.S. enacted H.R.1, "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14," commonly referred to as the One Big Beautiful Bill Act (the "OBBBA"). We are currently assessing its impact on our consolidated financial statements.

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to expand and improve our service offerings, enhance and modernize our networks, and compete effectively in our markets. Lumen Technologies and we evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels, and customer retention) and the expected return on investment. The amount of Lumen’s consolidated capital investment, and our portion thereof, is influenced by, among other things, demand for Lumen’s services and products, our network requirements, cash flow generated by operating activities, cash required for debt services and other purposes, regulatory considerations (such as governmentally mandated infrastructure buildout requirements), and the availability of requisite supplies, labor, and permits.

Our capital expenditures continue to be focused on enhancing network operating efficiencies, supporting new service developments, and expanding our fiber network, including our Quantum Fiber buildout plan. For more information on our capital spending, see (i) "Cash Flow Activities—Investing" below and (ii) Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

Debt and Other Financing Arrangements

As of June 30, 2025, we had approximately $2.0 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net and unamortized debt issuance costs), $237 million of which is due in the next 12 months. For additional information, see Note 5—Long-Term Debt.

Subject to market conditions, and to the extent permitted under applicable debt covenants, Qwest Corporation may issue debt securities from time to time primarily to refinance a portion of its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors.

As of the filing date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Moody's Investors Service, Inc.(1)	Caa2
Standard & Poor's	B
Fitch Ratings(1)	B+
_______________________________________________________________________________
(1)In May and July 2025, Moody's and Fitch, respectively, placed Qwest ratings on review for a potential upgrade.

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

From time to time over the past couple of years, we and our affiliates have engaged in various debt refinancings, redemptions, tender offers, exchange offers, open market purchases and other transactions designed principally to reduce our consolidated indebtedness, extend our debt maturities, lower our interest costs, improve our financial flexibility, or otherwise enhance our debt profile. Subject to market conditions, restrictions under our debt covenants, and other limitations, we expect to opportunistically pursue similar transactions in the future to the extent feasible. See Note 5—Long-Term Debt for additional information.

Note Receivable - Affiliate

On March 31, 2025, we entered into an unsecured revolving promissory note with our ultimate parent Lumen Technologies, under which Lumen Technologies is permitted to borrow up to $3.0 billion from us at an 8.3% interest rate per annum. The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than March 31, 2030, which will automatically renew on the maturity date for successive 12-month periods unless we elect otherwise. The facility has covenants and is subject to other limitations. As of June 30, 2025, we had $900 million due from Lumen Technologies under this promissory note. For more information, see Note 8—Affiliate Transactions.

Note Payable - Affiliate

We are permitted to borrow up to $2.0 billion from our parent Lumen Technologies under a revolving promissory note. As of June 30, 2025, no amount was due to Lumen Technologies under this promissory note.

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

The affiliate obligations, net in Other current liabilities and Other liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the three and six months ended June 30, 2025, we made net settlement payments of $12 million and $24 million, respectively, to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2025, we expect to make aggregate settlement payments of $48 million to QCII under the plan.

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

Federal Broadband Support Programs

The FCC's RDOF program aims to support broadband expansion in rural areas throughout America. Although we initially agreed to participate in the program in certain areas, as previously disclosed, we relinquished a portion of our RDOF awards in the third quarter of 2024. In the second quarter of 2025, we relinquished the remainder of our RDOF awards. As a result, we will no longer receive funding through the RDOF program and recognized a reduction to revenue of $11 million in our consolidated statements of operations in the second quarter of 2025. We will also incur fees in connection therewith. These fees are currently estimated to be $12 million and are reflected in our operating expenses within our consolidated statements of operations. We expect to remit the $23 million above, along with an additional $3 million relating to our 2024 relinquishment, in the latter half of 2025.

For additional information on these programs, see the following sections within Lumen's Annual Report on Form 10-K for the year ended December 31, 2024: (i) Note 3—Revenue Recognition to our consolidated financial statements in Item 8 of Part II, (ii) "Business—Regulation of Our Business—Universal Service" in Item 1 of Part I, and (iii) "Risk Factors—Legal and Regulatory Risks" in Item 1A of Part I. Additionally, refer to the quarterly reports filed by Lumen Technologies.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended June 30,
	2025	2024	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$933	1,019	(86)
Net cash used in investing activities	(935)	(735)	200
Net cash used in financing activities	—	(276)	(276)

Operating Activities

Net cash provided by operating activities decreased by $86 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to lower net income adjusted for non-cash income and expenses. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to collection of receivables and payments of interest expense, accounts payable and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities increased by $200 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due the issuance of a note receivable - affiliate, partially offset by (i) a decrease in advances to affiliates and (ii) a decrease in capital expenditures.

Financing Activities

Net cash used in financing activities decreased by $276 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 due to the repayment of debt in 2024.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 9—Commitments, Contingencies and Other Items for additional information.

Our network includes some residual lead-sheathed copper cables installed years ago that constitute a small portion of our network. Recent media coverage of potential health and environmental risks associated with these cables has resulted in regulatory inquiries and lawsuits, and could subject us to legislative or regulatory actions, removal costs, compliance costs, or penalties. As June 30, 2025, we have not accrued for any such potential costs and will only accrue when such costs are probable and reasonably estimable. For additional information about related litigation and potential risks, see Note 9—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report, and the risk factor disclosures referenced under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of June 30, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

Other than the implementation of controls over accounting for the divestiture of our Mass Markets fiber-to-the-home business in certain states, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures
The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings in which we are involved, see Note 9—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report. The ultimate outcome of the matters described in Note 9 may differ materially from the outcomes anticipated, estimated, projected, or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as not significant by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, or prospects. We recommend that you carefully consider (i) the other information set forth elsewhere in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the additional disclosures below:

We may not be able to complete our pending divestiture or realize the anticipated benefits thereof.

On May 21, 2025, we and certain of our affiliates agreed to sell the Lumen Mass Markets fiber-to-the-home business operated by us and certain of our affiliates in 11 states and enter into various post-closing commercial agreements with the purchaser designed to ensure the continuity of services to customers. The completion of this divestiture is subject to receipt of several regulatory approvals and other customary closing conditions, the satisfaction of which is not assured and may not occur on the timeline that we expect. The pendency of this divestiture could impact us in several ways, including impacting relationships with our customers, vendors, and employees, restricting our operations, and diverting management’s attention from operating our business in the ordinary course. If we are unable to complete the divestiture as expected, we could face significant negative consequences, including negative reactions from the financial markets and challenges in achieving our debt reduction goals, which could adversely affect our credit ratings, and cause difficulty executing on our strategic priorities, objectives, or goals. We have also incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit if the divestiture does not close.

Even if we successfully complete this divestiture, we may, among other things, (i) incur greater tax or other costs or realize fewer benefits than anticipated under the purchase agreement and the post-closing commercial agreements that we and our affiliates plan to enter into with the purchaser, (ii) experience operational difficulties segregating the divested assets from our retained assets, and (iii) experience losses or increased inefficiencies from stranded or underutilized assets. Moreover, these divestitures will reduce our future cash flows and result in certain dis-synergies. In addition, we may be exposed to ongoing obligations and liabilities associated with the divestiture, including as a result of any indemnification obligations.

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

ITEM 5. OTHER INFORMATION
(a)None

(b)None

(c)During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K) with respect to our securities.

ITEM 6. EXHIBITS
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished
		Filer and File No.(1)	Form	Date(2)
2.1
Purchase Agreement, dated as of May 21, 2025, by and among Lumen Technologies, Inc., the Sellers named therein, Forged Fiber 37, LLC, and, solely for purposes of Section 11.16 thereof, AT&T DW Holdings, Inc.
		Lumen	8-K Exhibit No. 2.1	5/21/2025
3.1	Amended and Restated Articles of Incorporation of Qwest Corporation.	Registrant	10-Q Exhibit No. 3.1	5/13/2013
3.2	Amended and Restated Bylaws of Qwest Corporation.	Registrant	10-K Exhibit No. 3.3	1/13/2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended June 30, 2025, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.
Filed
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.				Filed
_______________________________________________________________________________
(1)For purposes of this column, (i) "Registrant" means Qwest Corporation (File No. 001-03040) and (ii) "Lumen" means Lumen Technologies, Inc. (File No. 001-07784), formerly named CenturyLink, Inc., CenturyTel, Inc. and Century Telephone Enterprises, Inc.
(2)Represents (i) the date appearing on the cover page of each applicable 10-K or 10-Q report and (ii) the date of filing with respect to all other reports.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2025.

QWEST CORPORATION
By:	/s/ Andrea Genschaw
Andrea Genschaw Chief Accounting Officer and Controller (Principal Accounting Officer and authorized officer)