Form 10-Q
period 2025-09-30
QWEST CORP
filed 2025-10-30
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

THE REGISTRANT, AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF LUMEN TECHNOLOGIES, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION H(2).
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

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities laws include, and future oral or written statements or press releases by us and our management may include, "forward-looking" statements about our business, financial condition, operating results, or prospects, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties. These statements include, among others:

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

•statements about our liquidity, profitability, profit margins, tax positions, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, impacts from regulatory and legislative developments, investment and expenditure plans, business strategies, debt leverage, capital allocation plans, financing or refinancing alternatives and sources, and pricing plans; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments, and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

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

•our ability to successfully and timely attain our key operating imperatives, including attaining projected cost savings, simplifying and consolidating our network, simplifying and automating our service support systems, attaining our infrastructure buildout targets, replacing aging or obsolete plant and equipment, and strengthening our relationships with customers;

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

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services, low-latency connectivity, and scalable infrastructure driven largely by the growth of artificial intelligence (“AI”) applications and workloads, and the risk that we may misjudge the timing, scale, or nature of such demand, leading to potential misalignment of our investments or strategic priorities;

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

•the impact of any future material acquisitions or divestitures that we may transact, including our pending sale of the Lumen Mass Markets fiber-to-the-home business in 11 states;

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

•adverse changes in our access to credit markets on acceptable terms, whether caused by unstable markets, debt covenant restrictions, changes in our financial position, lower credit ratings, or otherwise;

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

•changes in tax, trade, tariff, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including any adverse impact of a prolonged shutdown of the U.S. government;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$684	793	2,148	2,468
Operating revenue—affiliates	477	570	1,441	1,676
Total operating revenue	1,161	1,363	3,589	4,144
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	379	389	1,096	1,132
Selling, general and administrative	156	111	356	357
Operating expenses—affiliates	221	182	602	575
Depreciation and amortization	162	183	527	557
Total operating expenses	918	865	2,581	2,621
OPERATING INCOME	243	498	1,008	1,523
OTHER (EXPENSE) INCOME
Interest expense	(25)	(11)	(71)	(44)
Interest income—affiliate, net	26	8	63	14
Other income, net	3	2	8	1
Total other income (expense), net	4	(1)	—	(29)
INCOME BEFORE INCOME TAX EXPENSE	247	497	1,008	1,494
Income tax expense	71	132	271	398
NET INCOME	$176	365	737	1,096
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2025	December 31, 2024
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36	26
Accounts receivable, less allowance of $28 and $29	207	227
Assets held for sale	2,689	—
Advances to affiliates	509	902
Note receivable - affiliates	937	—
Other current assets, net	88	152
Total current assets	4,466	1,307
Property, plant and equipment, net of accumulated depreciation of $8,789 and $8,910	7,512	8,865
GOODWILL AND OTHER ASSETS
Goodwill	5,650	6,955
Intangible assets, net	103	84
Other assets, net	124	151
Total goodwill and other assets	5,877	7,190
TOTAL ASSETS	$17,855	17,362
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1	239
Accounts payable	167	221
Accrued expenses and other liabilities
Salaries and benefits	130	130
Income and other taxes	113	106
Other current liabilities	152	117
Liabilities held for sale	13	—
Current portion of deferred revenue	137	153
Total current liabilities	713	966
LONG-TERM DEBT	1,688	1,688
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,360	1,336
Affiliate obligations, net	407	444
Other liabilities	707	685
Total deferred credits and other liabilities	2,474	2,465
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	2,930	2,193
Total stockholder's equity	12,980	12,243
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,855	17,362
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$737	1,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	527	557
Deferred income taxes	24	(23)
Provision for uncollectible accounts	26	35
Changes in current assets and liabilities:
Accounts receivable	(17)	9
Accounts payable	(30)	(16)
Accrued income and other taxes	7	12
Other current assets and liabilities, net	81	(6)
Changes in other assets and liabilities, net	28	30
Changes in affiliate obligations, net	(37)	(41)
Other, net	14	(7)
Net cash provided by operating activities	1,360	1,646
INVESTING ACTIVITIES
Capital expenditures	(582)	(776)
Changes in advances to affiliates	393	(576)
Net increase in note receivable - affiliates	(937)	—
Proceeds from sale of property, plant and equipment and other assets	12	6
Net cash used in investing activities	(1,114)	(1,346)
FINANCING ACTIVITIES
Payments of long-term debt	(237)	(227)
Changes in advances from affiliates	—	(61)
Net cash used in financing activities	(237)	(288)
Net increase in cash, cash equivalents and restricted cash	9	12
Cash, cash equivalents and restricted cash at beginning of period	28	12
Cash, cash equivalents and restricted cash at end of period	$37	24
Supplemental cash flow information:
Income taxes paid, net	$(222)	(393)
Interest paid, including affiliate interest (net of capitalized interest of $27 and $60)	(75)	(47)
Supplemental noncash information regarding financing activities:
Repayment of long-term debt in exchange for reductions of advances from affiliates	$—	215
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$36	22
Restricted cash included in Other assets, net	1	2
Total	$37	24
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	2,754	1,437	2,193	706
Net income	176	365	737	1,096
Balance at end of period	2,930	1,802	2,930	1,802
TOTAL STOCKHOLDER'S EQUITY	$12,980	11,852	12,980	11,852
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

Assets Held for Sale

We classify assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets; (ii) the net assets are available for immediate sale; (iii) there is an active program to locate a buyer; and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale are presented separately on our consolidated balance sheets with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of carrying value or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. For each reporting period that assets are classified as being held for sale, they are tested for recoverability. Unless otherwise specified, the amounts and information presented in the accompanying notes do not include assets and liabilities that have been classified as held for sale as of September 30, 2025. See Note 2 for information about our agreement to sell the Lumen Mass Markets fiber-to-the-home business operated by us and certain of our affiliates in 11 states to AT&T and the classification of this business as held for sale on May 21, 2025.

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

Recently Issued Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2025-07 (“ASU 2025-07”), "Derivatives and Hedging (Topic 815)" and "Revenue from Contracts with Customers (Topic 606)." The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This ASU also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently evaluating ASU 2025-07 to determine the impact it may have on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06") which amends the guidance in ASC 350-40, "Intangibles—Goodwill and Other—Internal-Use Software." This ASU modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating ASU 2025-06 to determine the impact it may have on our consolidated financial statements.

In July 2025, the Financial Accounting Standards Board (the "FASB") issued ASU 2025-05 "Measurement of Credit Losses for Accounts Receivable and Contract Assets" (“ASU 2025-05”). This ASU provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. This standard is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating ASU 2025-05 to determine the impact it may have on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This standard is effective for the annual period of fiscal 2026, and early adoption is permitted. As of September 30, 2025, we did not have any outstanding convertible debt instruments and do not expect this ASU will have any impact on our consolidated financial statements.

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

Note 2—Planned Divestiture of the Lumen Mass Markets Fiber-to-the-Home Business

On May 21, 2025, we and certain of our affiliates entered into a definitive agreement to sell to AT&T the Lumen Mass Markets fiber-to-the-home business, operated by us and certain of our affiliates in 11 states for a pre-tax total of $5.75 billion in cash, subject to working capital and various other purchase price adjustments. The portion of this amount attributable to us cannot currently be calculated, and will be dependent upon several variables.

The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, including if we experience delays in completing the transaction or if there are changes in other assumptions that impact our estimates.

We do not believe this divestiture transaction represents a strategic shift for us and therefore, does not meet the criteria to be classified as a discontinued operation. As a result, we will continue to report our operating results for the Mass Markets fiber-to-the-home business (the "disposal group") in our consolidated operating results until the transaction is closed. We anticipate closing this divestiture in early 2026, upon receipt of all requisite regulatory approvals, as well as the satisfaction of other customary conditions.

As of September 30, 2025 in the accompanying consolidated balance sheet, the assets and liabilities of the disposal group are classified as held for sale and measured at the lower of (i) the carrying value when we classified the disposal group as held for sale or (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the disposal group as held for sale on May 21, 2025, we suspended recording depreciation of property, plant and equipment while these assets are classified as held for sale. We estimate that we would have recorded an additional $25 million and $40 million of depreciation for the three and nine months ended September 30, 2025, respectively, if the disposal group did not meet the held for sale criteria.

Under the terms of the purchase agreement, Lumen agreed to grant the purchaser an indefeasible right to use (“IRU”) certain Lumen retained fiber assets following the close of the transaction in order to service the transferred customer contracts. The value of these retained Lumen assets subject to the IRU is excluded from assets held for sale in the table below.

The principal components of the held for sale assets and liabilities of the disposal group as of September 30, 2025 are as follows:

September 30, 2025
(Dollars in millions)
Assets held for sale
Accounts receivable, less allowance of $1	$11
Other current assets, net	8
Property, plant and equipment, net of accumulated depreciation of $584	1,343
Goodwill	1,305
Other assets, net	22
Total Assets held for sale	$2,689

Liabilities held for sale
Other current liabilities	$2
Current portion of deferred revenue	10
Other non-current liabilities	1
Total Liabilities held for sale	$13

Note 3—Goodwill and Intangible Assets

Goodwill and Intangible assets, net on our consolidated balance sheets consisted of the following:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Goodwill, less accumulated impairment losses of $2,405 and $2,405(1)	$5,650	6,955
Intangible assets, less accumulated amortization of $1,643 and $1,841	$103	84
______________________________________________________________________
(1)     As of September 30, 2025, this amount excluded goodwill classified as held for sale of $1.3 billion. See Note 2—Planned Divestiture of the Lumen Mass Markets Fiber-to-the-Home Business.

As of September 30, 2025 and December 31, 2024, the gross carrying amount of goodwill and intangible assets was $7.4 billion and $8.9 billion.

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

The following table shows the rollforward of goodwill from December 31, 2024 to September 30, 2025.

(Dollars in millions)

As of December 31, 2024(1)	$6,955
Reclassified as held for sale(2)	(1,305)
As of September 30, 2025(1)	$5,650
______________________________________________________________________
(1)     Goodwill at both September 30, 2025 and December 31, 2024 is net of accumulated impairment losses of $2.4 billion.
(2)    Reflects the $1.3 billion of goodwill reclassified as held for sale related to our pending divestiture. See Note 2—Planned Divestiture of the Lumen Mass Markets Fiber-to-the-Home Business

Total amortization expense for finite-lived intangible assets for the three months ended September 30, 2025 and 2024 totaled $8 million and $4 million, respectively, and for the nine months ended September 30, 2025 and 2024 totaled $25 million and $29 million, respectively.

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category as well as the amount of revenue that is not subject to Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$186	(17)	169	588	(54)	534
Voice and Other	111	(4)	107	336	(1)	335
Fiber Broadband	78	(3)	75	246	(9)	237
Harvest	199	(29)	170	633	(92)	541
Nurture	79	(2)	77	248	(7)	241
Grow	31	(2)	29	97	(6)	91
Affiliate Services	477	(12)	465	1,441	(36)	1,405
Total revenue	$1,161	(69)	1,092	3,589	(205)	3,384

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$226	(19)	207	716	(60)	656
Voice and Other	127	(2)	125	391	(10)	381
Fiber Broadband	92	(3)	89	289	(9)	280
Harvest	225	(29)	196	704	(92)	612
Nurture	90	(2)	88	268	(6)	262
Grow	33	(2)	31	100	(4)	96
Affiliate Services	570	(12)	558	1,676	(36)	1,640
Total revenue	$1,363	(69)	1,294	4,144	(217)	3,927
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

For the three months ended September 30, 2025 and 2024, our gross rental revenue was $66 million and $67 million, respectively, which represented 6% and 5%, respectively, of our operating revenue for three months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, our gross rental revenue was $205 million and $209 million, respectively, which represented approximately 6% and 5%, respectively, of our operating revenue for the nine months ended September 30, 2025 and 2024.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables and contract liabilities, net of amounts classified as held for sale:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Customer receivables, less allowance of $19 and $23 (1)(2)	$168	205
Contract liabilities(3)	219	244
______________________________________________________________________
(1)Customer receivables includes affiliate receivables.
(2)     As of September 30, 2025, this amount excluded $11 million of customer receivables, net associated with the disposal group classified as held for sale.
(3)     As of September 30, 2025, this amount excluded $11 million of contract liabilities associated with the disposal group classified as held for sale.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation, and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue in our consolidated balance sheets. During the three and nine months ended September 30, 2025, we recognized $18 million and $158 million, respectively, of revenue that was included in contract liabilities of $244 million as of January 1, 2025, including contract liabilities that were classified as held for sale. During the three and nine months ended September 30, 2024, we recognized $14 million and $162 million, respectively, of revenue that was included in contract liabilities of $269 million as of January 1, 2024.

Performance Obligations

As of September 30, 2025, we expect to recognize approximately $1.9 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of September 30, 2025, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2025, 2026 and thereafter was $303 million, $701 million and $918 million, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Balance at beginning of period(1)	$46	44	51	46
Cost Incurred	5	11	16	32
Amortization	(7)	(8)	(23)	(25)
Change in contract costs held for sale	—	(1)	—	(7)
Balance at end of period(2)	$44	46	44	46
______________________________________________________________________
(1)    The beginning balance for the three months ended September 30, 2025 excluded $6 million of fulfillment costs associated with the disposal group classified as held for sale.
(2)    The ending balance for both the three and nine months ended September 30, 2025 excluded fulfillment costs associated with the disposal group classified as held for sale of $7 million.

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Balance at beginning of period	$56	47	58	46
Cost incurred	6	7	25	26
Amortization	(9)	(8)	(30)	(26)
Balance at end of period	$53	46	53	46

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

Note 5—Long-Term Debt

The following table reflects our consolidated long-term debt as of the dates indicated below, including unamortized discounts and premiums and unamortized debt issuance costs:

	Interest Rates (1)	Maturities (1)	September 30, 2025	December 31, 2024
			(Dollars in millions)
Senior notes	6.50% - 7.75%	2030-2057	$1,736	1,973
Finance leases	Various	Various	3	3
Unamortized premiums, net			—	1
Unamortized debt issuance costs			(50)	(50)
Total long-term debt			1,689	1,927
Less current maturities			(1)	(239)
Long-term debt, excluding current maturities			$1,688	1,688
_______________________________________________________________________________
(1)As of September 30, 2025.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2025 (excluding unamortized premiums, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)
2025 (remaining three months)	$—
2026	1
2027	1
2028	—
2029	—
2030 and thereafter	1,737
Total long-term debt	$1,739

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

Compliance

As of September 30, 2025, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

Note 6—Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	September 30, 2025	December 31, 2024
		(Dollars in millions)
Land	N/A	$328	329
Fiber, conduit and other outside plant(1)	15-45 years	7,300	8,246
Central office and other network electronics(2)	7-10 years	5,506	5,792
Support assets(3)	3-30 years	2,869	2,878
Construction in progress(4)	N/A	298	530
Gross property, plant and equipment		16,301	17,775
Accumulated depreciation		(8,789)	(8,910)
Net property, plant and equipment		$7,512	8,865
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

As of September 30, 2025, we classified certain property, plant and equipment, net as held for sale and discontinued recording depreciation on the disposal group. See Note 2—Planned Divestiture of the Lumen Mass Markets Fiber-to-the-Home Business.

We recorded depreciation expense of $154 million and $502 million, respectively, for the three and nine months ended September 30, 2025 and $179 million and $528 million, respectively, for the three and nine months ended September 30, 2024.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of September 30, 2025 and December 31, 2024, as well as the input level used to determine the fair values indicated below:

		September 30, 2025		December 31, 2024
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt (excluding finance leases)	2	$1,686	1,336	1,924	1,462

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

On March 31, 2025, we entered into an unsecured revolving promissory note with our ultimate parent Lumen Technologies, under which Lumen Technologies is permitted to borrow up to $3.0 billion from us at an 8.3% interest rate per annum. The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than March 31, 2030, which will automatically renew on the maturity date for successive 12-month periods unless we elect otherwise. The facility has covenants and is subject to other limitations. As of September 30, 2025, we had $937 million of principal and capitalized interest due from Lumen Technologies under this promissory note.

The following table provides details of our affiliate revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Direct affiliate revenue	$325	423	1,011	1,241
Allocated affiliate revenue	152	147	430	435
Total operating revenue—affiliates	$477	570	1,441	1,676

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

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at September 30, 2025 and December 31, 2024 we had accrued $70 million and $17 million, respectively, in the aggregate for our litigation and non-income tax contingencies, which are included in Other current liabilities, or Other liabilities on our consolidated balance sheets as of such dates. We cannot at this time estimate the reasonably possible loss or range of loss, if any in excess of this $70 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

Blum. On November 6, 2023, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, Case 137935 asserting claims on behalf of all citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T, BellSouth, Verizon, and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law. The case has been removed to Federal Court in the United States District Court Western District of Louisiana Lafayette Division, Case 6:23-CV-01748. In December 2024, the plaintiffs filed an amended complaint and a motion for remand. In September 2025, the motion to remand was denied.

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

Marshall Fire Litigation

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits seeking substantial monetary relief have been filed naming as defendants Qwest Corporation, an additional telecommunications company, and certain power companies. The complaints involving Qwest have been consolidated with Kupfner et al., v. Public Service Company of Colorado, et al., Case 2022-cv-30195, pending in Colorado District Court, Boulder, Colorado. In September 2025, the court vacated the trial date because the defendants reached agreements in principle to settle with virtually all of the plaintiffs, subject to final documentation. The court set a status conference for November 5, 2025.

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

Note 10—Other Financial Information

Other Current Assets, net

The following table presents details of Other current assets, net on our consolidated balance sheets:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Prepaid expenses	$40	98
Contract acquisition costs	23	26
Contract fulfillment costs	25	26
Other	—	2
Total Other current assets, net(1)	$88	152
______________________________________________________________________
(1)    As of September 30, 2025, Other current assets, net excludes $8 million associated with the disposal group classified as held for sale.

Current Liabilities

Accounts Payable

Included in accounts payable at September 30, 2025 and December 31, 2024 were $36 million and $57 million, respectively, associated with capital expenditures.

Other Current Liabilities

The following table presents details of Other current liabilities on our consolidated balance sheets:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Current affiliate obligation	$48	48
Current operating lease liability	14	15
Legal reserves	47	1
Other	43	53
Total Other current liabilities	$152	117
______________________________________________________________________
(1)    As of September 30, 2025, Other current liabilities excludes $2 million associated with the disposal group reclassified as held for sale.

Other Liabilities

The following table presents details of Other liabilities on our consolidated balance sheets:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Unrecognized tax benefits	$477	453
Deferred revenue	103	97
Operating lease liability	51	49
Other	76	86
Total Other liabilities	$707	685
______________________________________________________________________
(1)    As of September 30, 2025, Other liabilities excludes $1 million associated with the disposal group reclassified as held for sale.

Note 11—Labor Union Contracts

As of September 30, 2025, approximately 39% of our employees were represented by the Communications Workers of America (CWA) or the International Brotherhood of Electrical Workers (IBEW). None of our represented employees are subject to collective bargaining agreements that are scheduled to expire within the twelve-month period ending September 30, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to "Notes" in this Item 2 of Part I refer to the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report. Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" immediately prior to Item 1 of Part I of this report for factors relating to these statements and "Risk Factors" in Item 1A of Part II of this report and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 or other of our filings with the SEC for a discussion of certain factors applicable to our business, financial condition, results of operations, liquidity, or prospects.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2024 and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first nine months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

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

At September 30, 2025, we served approximately 1.3 million broadband subscribers. Our methodology for counting broadband subscribers may be different than the methodologies used by other companies.

Planned Divestiture of the Lumen Mass Markets Fiber-to-the-Home Business

On May 21, 2025, we and certain of our affiliates entered into a definitive agreement to sell to AT&T the Lumen Mass Markets fiber-to-the-home business (including approximately 95% of Quantum Fiber) operated by us and certain of our affiliates in 11 states for a pre-tax total of $5.75 billion in cash, subject to working capital and other various purchase price adjustments. We expect to close this transaction in early 2026, although we can provide no assurance to this effect. The actual amount of net after-tax proceeds from this divestiture could vary from the amounts we currently estimate. The sales of fiber assets to AT&T will not result in Lumen fully exiting its fiber business in any state. For additional information, see Note 2—Planned Divestiture of the Lumen Mass Markets Fiber-to-the-Home Business.

Macroeconomic Changes

Over the past few years, macroeconomic changes have impacted us and our customers in several ways.

We believe macroeconomic changes over the past few years have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives and (iv) delayed decision-making by certain of our customers. We do not believe these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

Industry developments over the past few years have increased fiber construction demand from customers. The resulting increase in construction labor rates continue to increase the cost of enabling units to be capable of receiving Lumen's Quantum Fiber broadband services. We believe these factors also occasionally contributed to a delay in attaining Quantum Fiber buildout targets in our service area.

Continued business and geopolitical uncertainty, new tariffs, supply constraints, or inflationary pressures could materially impact our financial results in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans, further delaying customer decision-making, or otherwise interfering with our ability to deliver products and services.

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

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Operating revenue	$1,161	1,363	3,589	4,144
Operating expenses	918	865	2,581	2,621
Operating income	243	498	1,008	1,523
Total other income (expense), net	4	(1)	—	(29)
Income before income taxes	247	497	1,008	1,494
Income tax expense	71	132	271	398
Net income	$176	365	737	1,096

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen's business included in Lumen's reports filed with the SEC, including most recently its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described in Note 4—Revenue Recognition:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(Dollars in millions)			(Dollars in millions)
Other Broadband	$186	226	(18)%	588	716	(18)%
Voice and Other	111	127	(13)%	336	391	(14)%
Fiber Broadband	78	92	(15)%	246	289	(15)%
Harvest	199	225	(12)%	633	704	(10)%
Nurture	79	90	(12)%	248	268	(7)%
Grow	31	33	(6)%	97	100	(3)%
Affiliate Services	477	570	(16)%	1,441	1,676	(14)%
Total revenue	$1,161	1,363	(15)%	3,589	4,144	(13)%

Total operating revenue decreased by $202 million and $555 million, respectively, for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. Within each product category, these decreases were primarily due to the following factors:

•Decreases in Other Broadband of $40 million and $128 million, respectively, primarily due to fewer Mass Market customers for our lower speed copper-based broadband services;

•Decreases in Voice and Other of $16 million and $55 million, respectively, principally due to the continued loss of copper-based Mass Market voice customers and a decrease of $11 million due to the voluntary relinquishment of our funding received under the FCC's Rural Digital Opportunity Fund (“RDOF”) in the second quarter of 2025. See the "Liquidity and Capital Resources—Future Contractual Obligations" in Item 2 of Part I below for more information;

•Decreases in Fiber Broadband of $14 million and $43 million, respectively, driven by fewer Mass Market subscribers for our fiber services, primarily as a result of customers migrating to the Quantum Fiber services offered by Lumen (which bills customers for such services and pays us for use of our network in providing such services, as further described below);

•Decreases in Harvest of $26 million and $71 million, respectively, primarily attributable to declines in legacy voice and copper broadband services for Business customers of $12 million and $52 million, respectively, and declines in private line services of $12 million and $15 million, respectively;

•Decreases in Nurture of $11 million and $20 million, respectively, primarily due to declines in Ethernet services;

•Grow revenues were relatively flat period over period; and

•Decreases in Affiliate Services of $93 million and $235 million, respectively, primarily due to (i) a decrease of $101 million and $299 million, respectively, in direct legacy telecommunication services provided to our affiliates and (ii) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, a decrease of $5 million in employee shared services expense allocated to our affiliates. These decreases were partially offset by an increase of $2 million and $68 million, respectively, in fiber broadband services provided to our affiliates and for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, an increase of $6 million in employee shared services expense allocated to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(Dollars in millions)			(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$379	389	(3)%	1,096	1,132	(3)%
Selling, general and administrative	156	111	41%	356	357	(—)%
Operating expenses - affiliates	221	182	21%	602	575	5%
Depreciation and amortization	162	183	(11)%	527	557	(5)%
Total operating expenses	$918	865	6%	2,581	2,621	(2)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $10 million and $36 million, respectively, for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. The decrease was primarily due to lower employee-related expenses of $14 million and $50 million partially offset by higher network and facilities expense of $4 million and $11 million for each respective period.

Selling, General and Administrative

Selling, general and administrative expenses increased by $45 million and decreased by $1 million, respectively, for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, the increase was primarily due to an increase of $41 million in professional fees and legal expenses. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, the decrease was primarily due to (i) a decrease of $27 million employee-related expenses and (ii) a decrease of $11 million in bad debt expense. These decreases were partially offset by (i) an increase of $34 million in professional fees and legal expenses and (ii) an increase of $12 million due to fees related to the voluntary relinquishment of our funding received under the FCC's Rural Digital Opportunity Fund (“RDOF”).

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $39 million and $27 million, respectively, for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. These increases were due to an increase of $31 million and $43 million, respectively, in allocated employee and professional services provided to us by our affiliates and an increase of $11 million of network services purchased from affiliates for the three months ended September 30, 2025, as compared to September 30, 2024. These increases were partially offset by decreases of $3 million and $13 million, respectively, in direct telecommunication services charged to us by our affiliates.

Depreciation and Amortization

The following table details our depreciation and amortization expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(Dollars in millions)			(Dollars in millions)
Depreciation	$154	179	(14)%	502	528	(5)%
Amortization	8	4	100%	25	29	(14)%
Total depreciation and amortization	$162	183	(11)%	527	557	(5)%

Depreciation expense decreased by $25 million and $26 million, respectively, for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. These decreases are attributable to a decrease of $25 million and $40 million for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, due to the discontinuation during the second quarter of 2025 of the depreciation of the tangible assets of the Lumen Mass Markets fiber-to-the-home business held for sale. These decreases were partially offset by an increase of $14 million due to net growth in depreciable assets for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Amortization expense increased by $4 million and decreased by $4 million, respectively, for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 primarily due to a net change in the amount of amortizable assets.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(Dollars in millions)			(Dollars in millions)
Interest expense	$(25)	(11)	127%	(71)	(44)	61%
Interest income—affiliate, net	26	8	nm	63	14	nm
Other income, net	3	2	50%	8	1	nm
Total other income (expense), net	$4	(1)	nm	—	(29)	(100)%
Income tax expense	$71	132	(46)%	271	398	(32)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense increased by $14 million and $27 million for the three and nine months ended September 30, 2025 respectively, as compared to the three and nine months ended September 30, 2024, primarily due to lower capitalized interest of $14 million and $33 million, respectively, which was partially offset by a decrease in our average interest rate from 6.79% to 6.69% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2025.

Interest Income - Affiliate, Net

Interest income - affiliate, net increased by $18 million and $49 million, respectively, for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. The increase in interest income - affiliate, net was primarily due to a higher average receivable from affiliates.

Income Tax Expense

For the three and nine months ended September 30, 2025, our effective tax rate was 28.7% and 26.9%, respectively. For both the three and nine months ended September 30, 2024, our effective tax rate was 26.6%.

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

We believe that our cash and cash equivalents as of September 30, 2025 and current sources of funding will provide sufficient liquidity to enable the Company to meet its cash requirements for at least the next twelve months. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from Lumen Technologies, (iii) our ability to refinance QC's debt securities to the extent permitted under applicable debt covenants, and (iv) capital contributions, advances, or loans from Lumen Technologies or its affiliates if and to the extent they have available funds or access to available funds that they are willing and able to contribute, advance, or loan.

On July 4, 2025, the U.S. enacted H.R.1, "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14," commonly referred to as the One Big Beautiful Bill Act (the "OBBBA"). We do not expect the tax provisions of the OBBBA to have a material impact on our 2025 effective tax rate. We continue to assess its impact on our consolidated financial statements.

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

Our capital expenditures continue to be focused on enhancing network operating efficiencies, supporting new service developments, and expanding our fiber network, including our Quantum Fiber buildout plan. A portion of our capital expenditures are also expected to be focused on replacing aged network assets. For more information on our capital spending, see (i) "Cash Flow Activities—Investing" below and (ii) Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

Debt and Other Financing Arrangements

As of September 30, 2025, we had approximately $1.7 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net and unamortized debt issuance costs), none of which is due in the next 12 months. For additional information, see Note 5—Long-Term Debt.

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
_______________________________________________________________________________
(1)In May and July 2025, Moody's and Fitch, respectively, placed all of Qwest's ratings on review for a potential upgrade.

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

Note Receivable - Affiliate

On March 31, 2025, we entered into an unsecured revolving promissory note with our ultimate parent Lumen Technologies, under which Lumen Technologies is permitted to borrow up to $3.0 billion from us at an 8.3% interest rate per annum. The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than March 31, 2030, which will automatically renew on the maturity date for successive 12-month periods unless we elect otherwise. The facility has covenants and is subject to other limitations. As of September 30, 2025, we had $937 million due from Lumen Technologies under this promissory note. For more information, see Note 8—Affiliate Transactions.

Note Payable - Affiliate

We are permitted to borrow up to $2.0 billion from our parent Lumen Technologies under a revolving promissory note. As of September 30, 2025, no amount was due to Lumen Technologies under this promissory note.

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

The affiliate obligations, net in Other current liabilities and Other liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the three and nine months ended September 30, 2025, we made net settlement payments of $12 million and $36 million, respectively, to QCII in accordance with the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended 2025, we expect to make aggregate settlement payments of $48 million to QCII under the plan.

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

Federal Broadband Support Programs

The FCC's RDOF program aims to support broadband expansion in rural areas throughout America. Although we initially agreed to participate in the program in certain areas, as previously disclosed, we voluntarily relinquished a portion of our RDOF awards in the third quarter of 2024. In the second quarter of 2025, we voluntarily relinquished the remainder of our RDOF awards. As a result, we will no longer receive funding through the RDOF program and recognized a reduction to revenue of $11 million in our consolidated statements of operations in the second quarter of 2025. We will also incur fees in connection therewith. These fees are currently estimated to be $12 million and are reflected in our operating expenses within our consolidated statements of operations. We expect to remit the $23 million of revenue and fees summarized above, along with an additional $3 million relating to our 2024 relinquishment, in the first half of 2026.

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

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$1,360	1,646	(286)
Net cash used in investing activities	(1,114)	(1,346)	(232)
Net cash used in financing activities	(237)	(288)	(51)

Operating Activities

Net cash provided by operating activities decreased by $286 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to lower net income adjusted for non-cash income and expenses. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to collection of receivables and payments of interest expense, accounts payable and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities decreased by $232 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 due to (i) a decrease in advances to affiliates and (ii) a decrease in capital expenditures, partially offset by the issuance of a note receivable - affiliate.

Financing Activities

Net cash used in financing activities decreased by $51 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 due to a decrease resulting from the timing of repayments of advances from affiliates, partially offset by higher repayments of debt in 2025 as compared to 2024.

Other Matters

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 9—Commitments, Contingencies and Other Items for additional information.

Our network includes some residual lead-sheathed copper cables installed years ago that constitute a small portion of our network. Recent media coverage of potential health and environmental risks associated with these cables has resulted in regulatory inquiries and lawsuits, and could subject us to legislative or regulatory actions, removal costs, compliance costs, or penalties. As of September 30, 2025, we have not accrued for any such potential costs and will only accrue when such costs are probable and reasonably estimable. For additional information about related litigation and potential risks, see Note 9—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report, and the risk factor disclosures referenced under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of September 30, 2025.

Other Information

Lumen's and our website is www.lumen.com. We routinely post important investor information in the "Investors" section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this quarterly report. You may obtain free electronic copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed by us or our ultimate controlling stockholder Lumen Technologies, Inc., and all amendments to those reports, in the "Investor Relations" section of our website (ir.lumen.com) under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after they are electronically filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 9—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference. The ultimate outcome of the matters described in Note 9 may differ materially from the outcomes anticipated, estimated, projected, or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as not significant by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 5. OTHER INFORMATION
(a)None.

(b)None.

(c)During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K) with respect to our securities.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended September 30, 2025, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.
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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2025.

QWEST CORPORATION
By:	/s/ Donald Holt
Donald Holt Chief Accounting Officer and Controller (Principal Accounting Officer and authorized officer)