Form 10-K
period 2025-12-31
QWEST CORP
filed 2026-02-20
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

THE REGISTRANT, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF LUMEN TECHNOLOGIES, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION I(2) OF FORM 10-K.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐        No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒        No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

All of the capital stock of the registrant is held by an affiliate of the registrant. None of the registrant's capital stock is publicly traded and accordingly there is no aggregate market value of the voting and non-voting equity held by non-affiliates.
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

PART I

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities laws include, and future oral or written statements by us and our management may include, "forward-looking" statements about our business, financial condition, operating results, or prospects, within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements involve substantial risks and uncertainties. These statements include, among others:

•forecasts of our anticipated future results of operations, cash flows, or financial position;

•statements concerning our completed, pending or proposed transactions, including with respect to the recently completed sale of the Lumen Technologies, Inc. ("Lumen") Mass Markets Fiber-to-the-Home business operated by us and certain of our affiliates in 11 states (Arizona, Colorado, Florida, Idaho, Iowa, Minnesota, Nebraska, Nevada, Oregon, Utah and Washington) (the "Territory") to a wholly owned subsidiary of AT&T Inc. ("AT&T"), investments, product development, other network capacity buildouts, transformation plans, deleveraging plans, modernization and simplification initiatives, participation in government programs, and other initiatives, including benefits or costs associated therewith;

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

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results and are based on current expectations only, (ii) are inherently speculative, and (iii) are subject to a number of risks and uncertainties, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward- looking statements. These factors include, but are not limited to the "Risk Factors" section of this Annual Report on Form 10-K, other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

ITEM 1. BUSINESS

Business Overview

We are a leading digital networking services company, empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global Business customers and our domestic Mass Markets customers. We operate one of the world’s most interconnected communications networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed below under the heading “Products and Services.”

On May 21, 2025, we and certain of our affiliates entered into a definitive agreement to sell our Mass Markets Fiber-to-the-Home business in 11 states (the "Territory") to AT&T. On February 2, 2026, we completed our sale of our Mass Fiber-to-the-Home business in the Territory ("Mass Markets Fiber-to-the-Home business") to AT&T in exchange for gross cash proceeds of $5.75 billion, subject to post-closing adjustments (the "Mass Markets Fiber-to-the-Home divestiture").

Cash Management and Intercompany Arrangements

Our ultimate parent company, Lumen Technologies, Inc., maintains cash management and intercompany financing arrangements with many of its subsidiaries, including us. Under these arrangements, most of our cash is advanced daily to Lumen's service company affiliate for centralized management, with intercompany balances settled as needed. We may also periodically declare and pay dividends to our direct parent, Qwest Services Corporation ("QSC"), which can affect these balances. Additional information regarding these arrangements is provided in Note 1—Background and Summary of Significant Accounting Policies in Item 8 under the heading "Affiliate Transactions."

Reporting Segment

For the reasons noted in Note 1—Background and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8, we believe we have one reportable segment.

Our Stakeholders

We believe that regular communications with our stakeholders is a vital component of our success. Our "North Star" strategy focuses on the operating principles of teamwork, trust, and transparency and infuses clarity into the communications we have with all of our stakeholders, including our investors, employees, customers, vendors, partners, and our local communities.

Employees and Human Capital Resources

To drive growth and success, we’ve strengthened our senior leadership team, modernized our business, and energized our culture. We strive to attract, develop, and retain a workforce that is inspired by strong leadership, engaged in meaningful work, and motivated by career growth opportunities. Our goal is to foster a culture where teamwork, trust, and transparency empower thriving employees to achieve both individual and collective success. We aim to attract broad talent to develop innovative ideas that transform industries worldwide.

As of December 31, 2025, we had approximately 9,100 employees, of which approximately 43% are members of either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). See "Risk Factors— Business Risks" in Item 1A and Note 17—Labor Union Contracts in Item 8 for a discussion of risks relating to our labor relations and for additional information on the timing of certain contract expirations.

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

Products and Services

While most of our customized customer interactions involve multiple integrated technologies and services, we structure our products and services according to the core technologies that drive them. As of December 31, 2025, we reported our revenue derived from our operations serving our Mass Markets customers, primarily within the first three categories listed below, and our revenue derived from our operations servicing our Business customers, primarily in the 'Harvest', 'Nurture' and 'Grow' categories listed below:

•Other Broadband: Under which we provide primarily lower speed broadband services to residential and small business customers utilizing our copper-based network infrastructure;

•Voice and Other: Under which we derive revenues from (i) providing local and long-distance services, professional services, and other ancillary services, (ii) federal broadband and state support payments, and (iii) equipment, IT solutions and other services;

•Fiber Broadband: Under which we provide high speed broadband services to residential and small business customers utilizing our fiber-based network infrastructure;

•Grow: Includes products and services that we anticipate will grow, including:

◦Optical Services: We deliver high bandwidth optical wavelength networks to customers requiring an end-to-end solution with ethernet technology for a scalable amount of bandwidth connecting sites or providing high-speed access to cloud computing resources.

•Nurture: Includes our more mature offerings, such as:

◦Ethernet: We deliver a robust array of networking services built on ethernet technology. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and larger enterprise-class wide area networks. Our ethernet technology is also used by wireless service providers for data transmission via our fiber-optic cables connected to their towers.

•Harvest: Includes our legacy services managed for cash flow, including:

◦Voice Services: We offer our Business customers a complete portfolio of traditional Time Division Multiplexing voice services including Primary Rate Interface ("PRI") service, local inbound service, switched one-plus, toll free, long distance and international services; and

◦Private Line: We deliver private line services, a direct circuit or channel specifically dedicated for connecting two or more organizational sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions;

•Affiliate Services: We provide our affiliates certain telecommunication services that we also provide to external customers. Please see our products and services listed above for further description of these services. In addition, we provide our affiliates application development and support services, network support and technical services.

From time to time, we may change the categorization of our products and services.

Our Network

We deliver most of our products and services through our network, together with Lumen's, which is primarily built on fiber-optic cables and supporting equipment. Portions of our network use leased assets, and much of the equipment uses licensed software.

Strategic Investments and Modernization

We and Lumen view our network as one of our most critical assets. We and Lumen have devoted — and will continue to devote — significant resources to maintain, modernize, and expand it. Key efforts include:

•simplifying and modernizing our network and legacy systems;

•retiring aging and obsolete infrastructure and systems; and

•expanding our network to meet growing demand for enhanced and new products.

We sold a portion of our network on February 2, 2026, as discussed in Note 2—Divestiture in Item 8.

Leased Network Assets

Although either we, Lumen, or one of the Lumen's affiliates own most of our network, we lease a substantial portion of our fiber network from several other communication companies under arrangements that will periodically need to be renewed or replaced to support our current network operations.

Cybersecurity and Network Resilience

As a critical infrastructure provider, we and our customers face ongoing cyber threats, including advanced persistent threat actors. We experience occasional security incidents and service disruptions in the ordinary course of business and maintain robust systems to mitigate these risks. The development, maintenance, and operation of these systems and programs require significant investments and continuous updates to address evolving threats.

For additional information regarding our oversight of cybersecurity matters, see "Cybersecurity" in Item 1C, and regarding risks relating to our systems, network assets, network operations, capital expenditure requirements and reliance upon third parties, see "Risk Factors," in Item 1A.

Competition

We compete in a dynamic and highly competitive market where demand for high-speed, secure data services continues to grow. Our competitors include global communications providers as well as systems integrators, hyperscalers, cloud service providers, software networking companies, infrastructure companies, cable companies, wireless service providers, device providers, resellers, and smaller niche providers. Intense competition is expected to continue across a wide range of industry participants amid the evolving market landscape.

Our Success

Our ability to compete and succeed in this competitive environment depends on:

•enhancing and integrating existing products;

•introducing new offerings quickly and cost-effectively;

•meeting changing customer needs;

•delivering robust information security to build trust and mitigate cyber threats;

•extending our core technologies into new applications; and

•anticipating industry and technology shifts.

Competitive pressures are particularly strong when rivals have network assets better suited to customer needs, faster transmission speeds, lower prices, or a longer track record in the market.

Business Customers

We compete for enterprise and wholesale customers based on factors such as:

•network reliability and comprehensive coverage;

•data transmission speed and latency;

•pricing and billing simplicity;

•integrated service offerings;

•IP network reach and peering capacity;

•digital ordering capabilities and ease of use; and

•customer service quality.

Pricing pressure remains significant as large communications companies and system integrators deliver high-speed fiber services, while other companies target price-sensitive customers with lower-cost, slower-speed non-fiber alternatives.

Mass Markets Customers

Broadband Services

Competition to provide broadband services to our Mass Markets customers remains high. Market demand for our broadband services could be adversely affected by:

•advanced wireless data transmission technologies (e.g., fixed wireless and low-earth-orbit satellites services);

•continued enhancements to cable-based services; and

•newly established fiber-based networks built by competitors or municipalities, often supported by government subsidies.

Following the recent sale of our Mass Markets Fiber-to-the-Home business, we expect that broadband services will be a significantly smaller portion of our go-forward strategy.

Legacy Voice Services

Our legacy voice services face significant competition from wireless voice, social networking, videoconferencing, and messaging platforms as customers shift to these alternatives. Additional sources of competition include non-carrier systems capable of partially or fully bypassing our local networks through various methods. Software innovations have enabled low-cost networking alternatives, further reducing reliance on legacy voice networks. We anticipate that all these trends will continue to decrease use of our voice network.

Incumbent Local Exchange Carriers ("ILECs")

We operate various ILECs that are required under federal law to allow competitors to interconnect their facilities to the ILEC's network and to take other various steps designed to promote competition including:

•negotiating interconnection agreements in good faith;

•providing nondiscriminatory “unbundled” access to portions of the ILEC’s network; and

•permitting competitors to collocate facilities on the ILEC’s property either physically or virtually

Consequently, our ILECs face competition from competitive local exchange carriers (“CLECs”). These CLECs typically provide competing services through:

•reselling an ILEC’s local services;

•using an ILEC’s unbundled network elements;

•operating their own facilities; or

•utilizing hybrid approaches of the aforementioned.

Additional information about competitive pressures is located under the heading "Risk Factors — Business Risks" in Item 1A.

Research, Development and Intellectual Property

Due to the dynamic nature of our industry, we prioritize investing in developing new products, improving existing products, and licensing third-party intellectual property rights to anticipate and meet our customers’ evolving needs. We, or our affiliates, plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.

In addition to our patent rights, either directly or through our affiliates, we have rights in various trade names, trademarks, copyrights and other intellectual property that we use to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others as we deem appropriate.

For information on various litigation risks associated with owning and using intellectual property rights, see “Risk Factors — Business Risks” in Item 1A and Note 15—Commitments, Contingencies and Other Items in Item 8.

Regulation of Our Business

Our domestic operations are regulated by the Federal Communications Commission (the “FCC”), state regulatory commissions, and occasionally local agencies. In most areas where we offer regulated services, we must obtain and maintain operating licenses from these bodies.

Changes in the leadership or structure of these regulatory bodies can significantly affect our revenue, expenses, competitive position or prospects. Because such changes are often difficult to predict, long-term planning is challenging.

This section highlights certain regulations affecting our operations, though additional regulations could have a significant impact. For additional information, see “Risk Factors” in Item 1A.

Federal Regulation

We are subject to extensive regulation by the FCC and state commissions, including obligations under the Universal Service Fund programs. The FCC regulates our interstate services, including business data service charges for wholesale network transmission and intercarrier compensation — such as interstate access charges billed to other communications companies for originating and terminating interstate phone calls and voice services, such as compliance with rules designed to protect consumers against unlawful automated calls or robocalls.

The FCC also regulates several aspects of our business related to international communications services, privacy, public safety, and network infrastructure, including:

•our access to and use of telephone numbers;

•our provision of emergency 911 services; and

•our use or removal (potentially on a reimbursable basis) of equipment from vendors deemed to cause potential national security risks.

Failure to comply with FCC regulations can result in significant penalties. Many recently adopted FCC regulations remain under judicial review or subject to further rule-making, increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.

Universal Service Fund

The federal government has introduced several programs to expand broadband access, including the Rural Digital Opportunity Fund (“RDOF”) program, an FCC initiative that provides federal financial support to fund broadband deployment in rural America. We were awarded RDOF funding in several of the states in which we operate and received payments for a period starting in 2022. In the third quarter of 2024, we relinquished rights to deploy services in RDOF census blocks in certain states, and in the second quarter of 2025, we voluntarily relinquished the remainder of our RDOF awards. As a result, we will no longer receive funding through the RDOF program and recognized a reduction to revenue of $11 million in our consolidated statements of operations in the second quarter of 2025. We also incurred fees of $12 million in connection therewith, which are reflected in our operating expenses within our consolidated statements of operations for the year ended December 31, 2025. In January 2026, we paid the $23 million of revenue and fees summarized above, along with an additional $3 million relating to our 2024 relinquishment as repayment of funds previously received and remittance of the fees incurred.

In 2024, a federal appellate court ruled that the FCC's universal service funding system, which levied fees against us and other telecommunication companies, was unlawful. The Supreme Court reversed that ruling, but the parties challenging the USF program have filed a renewed challenge asserting additional arguments. With judicial and legislative proceedings still pending, the ultimate impact of legal challenges and reform proposals on our operations remains uncertain.

Other Federal Regulation

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, and lower broadband costs. In late 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants. We believe that the release of this funding could increase competition for broadband customers.

For additional information about these programs, see Note 4—Revenue Recognition to our consolidated financial statements in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

Broadband Regulation

The regulatory environment for broadband internet access service (“BIAS”) has shifted significantly in recent years, creating uncertainty about future requirements. Key developments include:

•FCC classified BIAS as a common carrier service under Title II of the Communications Act of 1934 and imposed net neutrality rules in 2015;

•FCC repealed the Title II classification and most of the net neutrality mandates in 2017;

•FCC adopted a new order reclassifying BIAS as a Title II utility service and re-imposing net neutrality rules in 2024; and

•a federal appeals court vacated the FCC's 2024 order, concluding that Congress did not authorize Title II regulations of BIAS in 2025.

Several states have proposed or enacted laws or orders focused on state-specific Internet service regulation. Certain members of Congress and consumer interest groups continue to advocate for classifying BIAS as a Title II utility service.

These developments create uncertainty regarding the future regulatory landscape for BIAS. Any increase in regulation could:

•hinder our ability to operate our data networks efficiently;

•restrict necessary network management practices to ensure quality service; and

•increase the cost of operating, maintaining, and upgrading our network.

Collectively, these developments and potential regulatory changes could materially impact our operations and increase compliance costs.

State Regulation of Domestic Operations

State regulation of ILECs, including ours, has evolved significantly in recent years. Historically, ILECs have been regulated as “common carriers”, with state regulatory commissions exercising jurisdiction over intrastate voice telecommunications services and related facilities. While most states have reduced regulation, state regulatory commissions generally continue to:

•set rates for traffic exchanged between telecommunications companies;

•exercise some control over rates charged to customers for regulated services;

•require ILECs to provide voice service throughout their territories, especially where alternative voice services are unavailable;

•administer support programs subsidizing service in high-cost rural areas;

•regulate the purchase and sale of ILECs;

•require ILECs to provide service under publicly-filed tariffs outlining terms, conditions, and prices of regulated services;

•regulate ILECs’ ability to borrow and pledge their assets;

•regulate transactions between ILECs and their affiliates; and

•impose various other service standards.

In some states, switched and business data services and interconnection services remain subject to price regulation, though the extent varies by service type and geographic region. State agencies also regulate certain aspects of non-ILEC communications businesses, including determining carrier eligibility for federal universal service fund support.

Data Privacy Laws and Regulations

We are subject to numerous foreign, federal, and state laws governing the storage, maintenance, and use of customer data, including consumer protection, data protection, privacy, intellectual property, and other similar laws. These requirements are complex and vary widely across jurisdictions.

International Regulations

As a global service provider, we must comply with various jurisdictional data privacy regulations, including the EU’s General Data Protection Regulation (“GDPR”) and similar data privacy laws adopted in other jurisdictions of our international markets.

Domestic Regulations

Domestically, the number of state privacy laws continues to increase. The application, interpretation, and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. These regulations require careful handling of personal and customer data and could have a significant impact on our business, especially if we violate any of those regulations.

Anti-Bribery and Corruption Regulations

As a global service provider, we are subject to complex foreign and U.S. laws governing business ethics and practices, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to government officials, as well as anti-competition regulations. To mitigate risk, we maintain compliance policies, programs, and training designed to prevent non-compliance with these anti-corruption and fair competition laws across all jurisdictions where we operate.

Other Regulations

Our networks and properties are subject to numerous federal, state, and local laws and regulations, including those governing the use, storage and disposal of hazardous materials, the release of pollutants into the environment and the remediation of contamination. Our contingent liabilities under these laws are further described in Note 15—Commitments, Contingencies and Other Items in Item 8.

Certain federal and state agencies, including attorneys general, monitor and exercise oversight related to consumer protection issues. We are also subject to codes that regulate our trenching and construction activities that require us to obtain permits, licenses or franchises to operate. These regulations are enacted by municipalities, counties, states, federal government, or other regional governmental bodies and can vary widely across jurisdictions. In some cases, such regulations may also require us to pay substantial fees or impose conditions that affect our network buildout initiatives.

Seasonality

Overall, our business is not materially impacted by seasonality. Our network-related operating expenses are, however, generally higher in the second and third quarters of the year. From time to time, weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year, but have generally been highest during the third quarter and have been related to damage from severe storms, including hurricanes, tropical storms, and tornadoes.

Website Access and Important Investor Information

Lumen's and our website is www.lumen.com, and we routinely post important investor information in the “Investor” section of our website at ir.lumen.com. Our principal executive offices and telephone number are listed on the cover page of this report. Information on our website is provided for convenience only and is not part of this or any other SEC filing.

SEC Filings

Free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information filed with the SEC are available on our website under “Investors” → “Financials” → “SEC Filings” or at https://www.sec.gov. Reports for certain subsidiaries are also available.

Available Information

We typically disclose material non-public information by disseminating press releases, making public filings with the SEC, or disclosing information during publicly accessible meetings or conference calls. Nonetheless, from time to time we have used, and intend to continue to use, our investor relations website (www.ir.lumen.com) and the following social media accounts to augment our disclosures:

•https://www.twitter.com/lumentechco;

•https://www.linkedin.com/company/lumentechnologies;

•https://www.facebook.com/lumentechnologies; and

•https://www.youtube.com/lumentechnologies

Please note that this list may be updated from time to time. Investors should subscribe to these social media accounts and our investor alerts, in addition to following Lumen's press releases, SEC filings, public conference calls and webcasts.

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

Business Risks

Challenges with integrating, modernizing, and digitally transforming our systems could adversely affect our business and financial results.

To achieve our operational and strategic goals and projected cost savings, we must integrate and modernize legacy systems, retire aging or obsolete platforms, deploy master data management, and complete our digital transformation to deliver a global digital platform with automated offerings and digital self-service. These initiatives require efficient resource allocation, advanced project management, adoption of emerging technologies (including AI), access to subject-matter experts, and cross-functional collaboration.

We cannot assure you these efforts will be completed on time, be within budget, or achieve intended benefits. Failure to execute could disrupt service delivery, delay repairs, reduce anticipated efficiencies, destabilize our network, and hinder compliance with regulatory or contractual obligations. These outcomes could result in customer loss, inability to attract new customers, and failure to meet financial objectives, any of which could materially and adversely affect our business and results of operations.

Our attempts to capitalize on emerging market opportunities — especially AI — may fall short.

Growth in AI products and solutions, along with other recent industry changes have fueled demand for higher transmission speeds, greater bandwidth, lower latency and more advanced networking services. We are building a digital networking services ecosystem designed to deliver compelling products and services that address market demand. Achieving this vision requires continuous system enhancements, seamless integration, and the ability to meet evolving customer needs amid rapid technological change and intense competition. If AI-related demand proves weaker, slower, or materially different from our assumptions in strategic plans or guidance, we risk misallocating resources and failing to meet growth objectives.

In connection with establishing our strategies, we have assumed that the continued development of AI will continue to drive robust demand for our products and services, which subjects us to the risk of misallocating our resources if AI-related demand fails to meet current expectations.

The use of AI in internal operations may create governance, operational, cybersecurity, privacy, and regulatory risks that could adversely affect the Company's business and results of operations.

We operate in an intensely competitive industry, and existing and future competitive pressures could harm our performance.

Our Business and Mass Market offerings face intense competition from a broad range of providers under evolving market conditions that have increased both the number and diversity of competitors. Many of these competitors:

•offer products and services that substitute for our legacy wireline offerings, including wireless broadband and voice or non-voice communication services;

•provide a more comprehensive portfolio of communications products and services;

•operate newer, more integrated, or more advanced systems that enable faster and more efficient service delivery;

•possess greater financial, technical, engineering, research, development, marketing, and customer relationship resources;

•conduct operations or raise capital at lower costs;

•are subject to fewer regulatory constraints or costs;

•benefit from stronger brand recognition and deeper, long-standing customer relationships; or

•maintain larger-scale operations.

These advantages may allow competitors to compete more successfully for customers, strategic partners, and acquisition opportunities. In recent years, competitive pressures have commoditized pricing for certain products and reduced market prices for many others. We expect these pressures to continue, which could place further downward pressure on pricing and adversely impact our profitability.

Our ability to compete could be diminished if we fail to innovate and deliver advanced solutions timely.

The technology and communications industry is undergoing rapid technological change, increasing demand for digitally-integrated products and enabling an increasing variety of competitors to enter the market. These changes are reducing demand for certain services, enabling the development of competitive alternatives, allowing customers to bypass our networks, and compressing profit margins. Customers increasingly expect higher transmission speeds and advanced offerings, including traditional and generative AI services. Several competitors have committed substantial resources to developing these advanced services.

To remain competitive, we must:

•accurately predict and respond to technological developments;

•develop and offer attractive products and services that meet evolving customer needs;

•migrate customers from legacy offerings to newer products and services;

•provision our products and services quickly and reliably;

•maintain and expand our network to support significantly greater transmission capacity and speeds; and

•retire outdated services cost-effectively.

Our ability to achieve these objectives may be constrained by limitations in our network, technology, capital resources, or personnel. Failure to successfully execute these initiatives could result in resource misallocation and an inability to retain existing customers or attract new ones, which may adversely affect our business, financial condition, and results of operations.

Talent constraints and evolving work models could significantly impede our ability to attract, develop and retain qualified personnel and may impair execution of our transformation and strategic initiatives.

As we continue transforming to primarily serve Business customers and deliver advanced products, we face intense competition for skilled leaders and employees and may be unable to attract and retain the technical, operational, sales, and managerial expertise needed to execute our strategy. Competitors with greater resources may offer compensation and benefits exceeding ours, and remote work arrangements have broadened the pool of employers competing for talent. The relatively low trading price of Lumen's common stock has reduced the perceived value of Lumen's equity-based compensation programs, further hindering our ability to recruit and retain critical talent. Moreover, our significant remote and hybrid workforce could impair collaboration, innovation, and productivity, and weaken the collegial relationships that support our corporate culture. These factors could materially and adversely affect our ability to execute our strategic plans and achieve our business objectives.

Declining revenues and financial uncertainty could adversely affect our business.

Primarily due to competitive and technological changes discussed throughout this report, we have experienced prolonged systemic declines in several of our legacy services, including local voice, long-distance voice, network access, and private line revenues. More recently, pricing pressure and other factors have contributed to revenue declines across a broader array of products and services, including offerings marketed to our Business customers. Although we have implemented operating and strategic plans to address these challenges, we may not succeed in achieving future revenue growth within projected time frames, or at all. Many of our newer offerings generate lower margins and may displace higher-margin legacy services, further impacting profitability.

These revenue declines or failure to hit our revenue growth goals, combined with elevated debt levels and Lumen's relatively low stock trading price, may create uncertainty about our future prospects and ability to meet obligations. Concerns about our financial condition may adversely affect employee morale and customers, vendors, landlords, lenders, and other third parties may be reluctant to transact with us or impose unfavorable terms if they believe our future is uncertain. Lumen's relatively low stock price may also restrict our ability to raise capital through equity offerings and reduce analyst coverage. Any of these factors could materially and adversely affect our business, financial condition, results of operations, and prospects.

Damage to our reputation or brands could have a material adverse effect on our business.

The Lumen and Qwest brand names, together with our corporate reputation, are critical assets that support our ability to attract and retain customers and employees. These assets are vulnerable to significant harm from events such as customer or competitor disputes, cyber-attacks, service outages, data breaches, internal control deficiencies, performance failures, compliance violations, employee misconduct, government investigations, or litigation. Similar incidents involving competitors could also generate negative publicity for the entire industry, indirectly impacting our business.

Our reputation may further be impaired by criticism from customers, vendors, employees, advocacy groups, regulators, investors, the media, social media influencers, or others regarding our services, operations, or public positions. For example, unfavorable trends in customer experience scores — such as Net Promoter Score (“NPS”) or Customer Health Score (“CHS”) — relative to competitors could adversely affect us. Additionally, the risk of reputational harm associated with unauthorized disclosure of confidential information or customer data may increase if employees misuse social networking platforms or emerging technologies, including generative AI tools. Negative or inaccurate information about Lumen, even if based on rumor or misunderstanding, could also cause reputational harm.

Damage to our reputation or brands may be difficult, costly, and time-consuming to remediate. Any such harm could diminish the value and effectiveness of our brands, reduce investor confidence, and erode customer and employee loyalty, ultimately having a material adverse impact on the value of our securities.

We could be materially impacted by cyber-attacks.

As a critical infrastructure provider, our operations rely heavily on a broad range of hardware, software, networks and other products and services that are owned and managed by us or by third parties, including systems used to transmit and store large volumes of sensitive data (collectively, “IT systems”). We and our third-party partners and customers are frequent targets of increasingly sophisticated cyber-attacks, including distributed denial-of-service, ransomware, malware, viruses, credential harvesting, man-in-the-middle, software vulnerability exploitation, and social engineering. Our efforts to implement sound information security and business continuity programs cannot ensure the integrity of our systems and successful attacks could materially disrupt operations, compromise data, damage our reputation, trigger regulatory investigations or litigation, or result in significant costs. We have acquired and will continue to acquire companies that may have cybersecurity vulnerabilities or unsophisticated controls, which exposes us to significant risk.

We and certain of our third-party providers have previously experienced cyberattacks and security incidents. Future attacks could have a material adverse effect on our business, operations, or financial results.

As further described in Item 1C “Cybersecurity” of this annual report, cyber-attacks originate from multiple sources and manifest in diverse ways, potentially exposing personally identifiable information, customer data, or protected health information, subjecting us to stringent domestic and foreign data protection laws. These threats may also arise from failure or intrusions of unaffiliated third-party systems on which we materially rely to operate our business. Risks are heightened by factors such as:

•our storage of digital information on Internet-connected servers;

•use of open and software-defined networks;

•complexity of our global network infrastructure, including harder-to-secure legacy systems;

•rising demand for data services;

•increasing customer scale and complexity of service requirements;

•our large remote workforce;

•our IT support obligations tied to divested businesses; and

•escalating sophistication of threat actors.

Consequences of a successful attack could include operational disruption, data loss or exposure, regulatory penalties, reputational harm, customer attrition, service credits or costly retention incentives, costly remediation, litigation, and loss of certifications. Any of these outcomes could require us to notify customers, regulatory agencies or the public of data incidents and have a material adverse impact on our business, operations, or financial results.

Our role in global internet traffic makes us a continuing target for advanced persistent threats, including nation-state actors and other sophisticated threat actors. Risks are amplified by AI-driven attacks, widely available evasion and anti-forensic tools that make it increasingly challenging to detect, respond to, and recover from cyber attacks. Escalating geopolitical tensions and rivalries increase the likelihood of state-sponsored cyber-attacks against us. No defenses can guarantee prevention. Consequently, we expect to experience cyber incidents in the future. While past incidents have not had a material adverse effect on our business strategy, results of operations or financial condition, we cannot guarantee that material incidents will not occur in the future. We continue to take steps designed to limit our cyber risks, and although we maintain cyber insurance, coverage may be limited by deductibles, exclusions, and caps, and may not fully offset losses.

Moreover, as a contractor to the Department of Defense (“DoD”), we are contractually required to protect “controlled unclassified information” and comply with the DoD’s cybersecurity requirements, including the security controls specified in the National Institute of Standards and Technology Special Publication 800-171 (“NIST SP 800-171”). The DoD has also begun phased implementation of the Cybersecurity Maturity Model Certification (“CMMC”) into its contracts. CMMC incorporates the requirements of NIST SP 800-171 and will require all contractors to, depending on the level of security required, perform a self-assessment or receive specific third-party certifications. If we are unable to protect controlled unclassified information or to achieve or maintain the required CMMC level, we may be deemed ineligible to bid on or perform certain government contracts. Noncompliance could also result in contract termination, reduced revenue, reputational harm, and increased costs associated with remediation and reassessment, any of which could materially harm our business.

Network, platform, or service failures could materially impact us.

From time to time, we experience outages in our network, hosting, cloud, or IT platforms, or failures of our products and services — including basic and enhanced 911 emergency services — to perform as intended. These disruptions expose us to many of the same risks described above for cyber-attacks and may lead to lost revenue, issuance of customer credits or refunds, complete customer loss, regulatory fines, and reputational harm.

We remain vulnerable due to factors such as aging infrastructure, human error, continuous changes in our network, introduction of new products and technologies, vendor and supply chain weaknesses, rogue employees, and hardware or software limitations. Remediation efforts may be more costly, time-consuming, disruptive, and resource intensive than anticipated. Future disruptions could lead to delayed sales, lower margins, fines, or customer attrition, any of which could have a material adverse impact on our business, reputation, results of operations, financial condition, and cash flows.

Our ability to conduct our operations is materially reliant on key suppliers, vendors, customers, and other third parties.

Our operations, financial performance, and liquidity rely significantly on key suppliers, vendors, licensors, customers, and other third parties. Disruptions or terminations of these relationships could have a material adverse effect on our business, financial condition, or results of operations.

Reliance on other communications providers: To deliver certain services within certain markets, we purchase services, lease network capacity, or interconnect with infrastructure owned by other communications carriers or cloud companies, some of which compete with us. These arrangements limit our control over service availability, delivery, and quality. We face risks that these providers may decline to renew agreements, impose unfavorable terms, or experience financial distress, including bankruptcy, that could impair ability to provide services. These risks are heightened when contracting with competitors, who may terminate agreements, increase prices, or prioritize their own traffic. In addition, some communications providers rely on our network to transmit their data or voice traffic. If these companies shift all or part of this traffic to alternative networks they own, build, or lease, our revenue could decline. For example, certain hyperscaler customers have developed infrastructure that has reduced their reliance on our network.

Reliance on key suppliers and vendors: We rely on a limited number of suppliers and vendors for critical equipment and services, including fiber optic cable, software, optronics, transmission electronics, digital switches, routing equipment, customer premise equipment and components, and operational support to assist with operating, maintaining and administering our business, including billing, security, provisioning and general operations. Our business could be adversely affected if these parties fail to deliver products or services on acceptable terms due to operational disruptions, increased pricing, security incidents, litigation, financial distress, bankruptcy, or strategic changes.

Reliance on key licensors: We license essential technologies from third parties to deliver certain products and services. These agreements may expire or be terminated, and future licenses may not be available on acceptable terms or at all. If a licensor faces intellectual property disputes or other challenges, our ability to use licensed technology could be impaired. Incorporating licensed technology into our network may also limit flexibility to deploy different technologies from alternative licensors.

Reliance on key customer contracts: We maintain several complex, high-value contracts with national and global customers. These contracts are subject to factors that may reduce or eliminate profitability. Failure to renew significant contracts upon expiration would adversely affect our results.

Reliance on landowners: We require rights-of-way, colocation agreements, franchises, licenses, and other authorizations from governmental bodies, railway companies, utilities, carriers, and other third-party landowners to locate a portion of our network equipment over, on or under their respective properties, or to conduct operations within their jurisdictions. Many of these authorizations will expire within the next five to ten years unless renewed. Our operations could be adversely affected if authorizations lapse, are cancelled, terminated, allowed to expire, or become subject to material price increases. Network expansion may also be delayed if we cannot secure necessary permits or approvals. We cannot assure successful renewal or replacement of these arrangements.

Extreme weather and climate change could disrupt operations and increase costs.

Many of our domestic facilities are located in regions susceptible to severe weather and natural disasters, including tropical storms, hurricanes, tornadoes, earthquakes, floods, wildfires, or other casualty events. These events have disrupted operations in the past and may occur again, potentially causing significant damage such as downed transmission lines, flooded facilities, power outages, fuel shortages, network delays or failures, property and equipment loss, and business interruptions. Due to substantial deductibles, coverage limits and exclusions, and limited availability, we have typically recovered only a portion of our losses through insurance. Our system redundancy and other measures we implement to protect infrastructure and maintain operations may prove inadequate to sustain our operations following such events. Any such occurrence could result in lost revenue, litigation risks, reputational harm, and reduced profitability.

In addition, climate change may increase the frequency or severity of these events, heightening our exposure to operational disruptions and supply chain risks. Climate change could also require increased investment in network resilience and lead to additional regulatory requirements that may adversely affect our operations or financial results.

Our environmental, social, and governance programs and disclosures may expose us to legal, operational, and reputational risks.

We are subject to evolving and sometimes conflicting, laws, regulations, policies, and investor and other stakeholder expectations concerning environmental, social, and governance matters, such as environmental sustainability and climate change, both in the United States and internationally. Our environmental and sustainability initiatives, goals, and targets may be difficult to achieve and costly to implement. Increased required or voluntary disclosures regarding these efforts could subject us to scrutiny or criticism concerning their accuracy, adequacy, or completeness. In addition, in a climate where there are changing and increasingly divergent views on where our focus should be on these matters, our initiatives, goals, or commitments, or any revisions to them, are often criticized and the accuracy, adequacy, or completeness of such disclosures challenged. Failure — or perceived failure — to meet our environmental commitments or evolving stakeholder expectations could result in regulatory or legal proceedings, loss of customers or employees, reputational harm, or other adverse impacts on our business. Conversely, we may lose stakeholders who oppose such initiatives or face claims alleging these efforts caused harm.

Adverse developments impacting our non-consolidated affiliates could indirectly impact us.

Our consolidated operations constitute only a portion of the consolidated operations of our corporate parent, Lumen. We engage in various intercompany transactions with affiliates of Lumen that are not members of our consolidated group of companies. Events or developments that adversely impact these non-consolidated affiliates will not directly impact our consolidated financial position or performance as reported under U.S. generally accepted accounting principles (“GAAP”), but could nonetheless indirectly adversely impact us to the extent such developments interfere with the ability of such non-consolidated affiliates to provide services or pay amounts to which we or our subsidiaries are entitled. For these reasons, you are urged to review the risk factor disclosures contained in Item 1A of Lumen’s Annual Report on Form 10-K for the year ended December 31, 2025.

We face other business risks.

We face additional business risks, including:

•challenges in managing a complex portfolio of products to a diverse customer base;

•potential supply constraints, labor shortages, construction delays, or other factors that could impede our infrastructure buildout plans;

•risk that sustained high vacancy rates in fiber on-net buildings we serve could reduce demand for our services; and

•uncertainties and risks associated with acquiring or disposing of businesses or pursuing other strategic transactions.

Legal and Regulatory Risks

Complex and evolving regulations could increase operational and compliance costs.

As explained in greater detail elsewhere in this annual report, we are subject to numerous, often complex and occasionally conflicting laws and regulations at the international, federal, state, and local levels. We cannot assure that we will successfully obtain or maintain all authorization licenses necessary to operate in our markets, and full compliance cannot be guaranteed at all times. Even when authorizations are secured, the service standards and conditions imposed under these authorizations and related laws may increase costs, restrict operational flexibility, or expose us to third-party claims.

Governmental agencies, including state attorneys general, have routinely investigated our business practices in the past and are expected to continue doing so. These investigations have resulted in substantial fines and, in some cases, consent decrees that restrict future conduct and carry judicial enforcement risks. Breaching a consent decree could subject us to contractual remedies and contempt of court proceedings, any of which could have material adverse consequences. Future investigations could lead to litigation, penalties, operational changes, or reputational harm.

Our former or current participation in FCC buildout programs, such as RDOF, exposes us to significant financial risk. Noncompliance could result in significant penalties, forfeitures, or disqualification from future programs, materially affecting our financial condition. New subsidy programs, such as the $65 billion broadband fund established in 2021, may also increase competition in certain markets.

We provide services to various federal, state and local agencies. Failure to comply with complex regulations, laws, or contractual terms could result in penalties, negative publicity, suspension or debarment from future programs, or revocation of FCC licenses. Government agencies reserve the right to terminate contracts for convenience or lack of funding, which could materially impact our results of operations.

We are subject to numerous data privacy and security laws, including recently enacted or strengthened requirements in the EU and certain U.S. states. These laws are complex, frequently change, and often conflict across jurisdictions. Customers may impose additional requirements. Noncompliance could result in substantial penalties and reputational damage.

Due to the nature of our operations, we have been, and expect to continue to be impacted by regulatory developments related to climate change, including, for example, the direct regulation of greenhouse gas emissions or carbon policies that could result in a tax on such emissions. In addition, policy-driven changes in the prices of fuel or energy in geographies in which we operate could make it more expensive for us to purchase energy to power our networks and data centers.

Laws governing our operations have long been unsettled, limiting our ability to plan effectively. Regulatory uncertainty has increased following a 2024 U.S. Supreme Court decision eliminating judicial deference to agency interpretations of ambiguous federal laws. Future legislation or court rulings could impose burdensome requirements or liabilities. For example, our business could be materially impacted if U.S. Congress amends or repeals current federal limitations on the liability of private network providers, such as us, for third-party content stored or transmitted on private networks, as proposed by certain officials and consumer groups. We could also be significantly affected by initiatives to expand regulation of internet service providers or strengthen data privacy laws. Additionally, federal and state agencies that regulate support program payments and service fees may reduce the amounts we receive or can charge. Expanded regulation of 911 services is expected to increase costs and potential fines.

Finally, as a carrier of last resort for certain Mass Market customers, we may be required to provide services under economically disadvantageous conditions, diverting resources from other business priorities.

We may face legal and reputational risks related to third-party content on our network.

Although our service contracts generally disclaim liability for third-party content, as a private network provider we could be subject to claims arising from content stored or transmitted on our systems. These claims may include allegations of defamation, invasion of privacy, copyright infringement, or facilitating prohibited activities such as online gambling or pornography. While we believe our liability is limited under current law, similar claims against other carriers have succeeded, and we cannot assure that our defenses would prevail. In addition, such content could result in negative publicity and harm our reputation. Furthermore, proposed changes to applicable laws could significantly increase our exposure and require us to implement measures to mitigate these risks.

Our pending legal proceedings involving us and our affiliates could have a material adverse impact on us.

We and our affiliates are involved in several potentially material proceedings, including derivative and class action lawsuits. The outcome of these matters is inherently uncertain, and we may incur losses that exceed our recorded liabilities or insurance coverage. Any of the proceedings described in Note 15—Commitments, Contingencies and Other Items in Item 8, as well as other current or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the market price of our debt securities, and our ability to access capital. We cannot provide assurance regarding the ultimate impact of these matters.

We may not be successful in protecting and enforcing our intellectual property rights.

We rely on patents, copyrights, trade names, trademarks, service marks, trade secrets, and other intellectual property rights, as well as confidentiality agreements and procedures, to safeguard our proprietary assets. However, these protections may not be fully effective, including due to legal limitations and enforcement challenges. If we are unable to protect or enforce our intellectual property rights, our business, competitive position, operating results, and financial condition could be adversely affected.

Our use of AI technology may create operational, legal, and reputational risks.

We incorporate AI technology into certain products, services, and business processes. AI’s complexity and reliance on algorithms present risks that could lead to operational disruptions or other unintended consequences. Although we strive to use AI responsibly and attempt to identify and mitigate ethical and legal concerns, we may not identify or resolve issues before they occur. Risks associated with our use of AI include harmful or inaccurate outputs, bias, intellectual property infringement or misappropriation, defamation, privacy incidents, and cybersecurity vulnerabilities. In addition, emerging regulations in the United States, the European Union, and other jurisdictions could increase legal exposure or limit AI’s utility. For these reasons, our use of AI could materially harm our business, operations, or reputation.

Intellectual property claims could result in significant costs and operational disruptions.

We have in the past and may in the future receive notices or be named in lawsuits alleging infringement of third-party intellectual property rights. We have responded or will respond to these notices and claims when appropriate and expect this industry-wide trend to continue. If any of these claims are successful, we could be required to pay substantial damages, discontinue use of certain technology, or pay royalties to continue using it. These outcomes could reduce revenues or profit margins, impair operations, or require us to stop selling or redesign products or services, any of which could materially adversely affect our business. In addition, we may need to obtain rights to use third-party intellectual property to develop new products or services. If we cannot secure these rights on reasonable terms, our ability to introduce new offerings could be restricted, delayed, or made more costly.

Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security and processing of Personal Information could materially impact our business.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals or constitutes “personal information,” “personal data,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”). We are therefore subject to a variety of federal, state and foreign laws, regulations and other requirements relating to the privacy, security and processing of Personal Information.

The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents. In addition, some such requirements place restrictions on our ability to process Personal Information across our business or across country borders.

It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our processing of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and processing of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

Labor disputes or failure to renew collective bargaining agreements could materially affect our operations.

Many of our employees are represented by labor unions under collective bargaining agreements. While we maintain agreements with these unions, we cannot predict the outcome of future negotiations. Failure to reach new agreements could result in strikes, work slowdowns, or other labor actions that materially disrupt our services and increase costs. Even if new or replacement agreements are reached, they may impose significant additional costs that adversely affect our competitive position.

Allegations regarding lead-sheathed cables could result in regulatory or governmental actions, litigation, significant costs, and reputational harm.

Media reports in 2023 alleged that certain lead-sheathed cables in our copper-based network infrastructure pose public health and environmental risks. These allegations have led to regulatory inquiries and lawsuits and could result in legislative or regulatory actions, removal or compliance costs, or penalties. Accordingly, we may incur substantial expenses that could materially adversely affect our financial condition or results of operations. In addition, negative assertions about the health or environmental impact of our lead-sheathed cables — even if ultimately unfounded — could damage our reputation. Reputational harm may be difficult, costly, and time-consuming to repair and could negatively affect our business and the value of our securities.

Financial Risks

Our significant debt levels expose us to a broad range of risks.

We carry significant levels of debt and related debt service obligations, which could adversely affect us in several ways, including:

•requiring us to allocate a large portion of operating cash flow to interest and principal payments, reducing funds available for other purposes, including acquisitions, capital expenditures, strategic initiatives, and dividends to our ultimate parent company;

•limiting our ability to capitalize on business opportunities or adequately respond to changing market, industry, or economic conditions;

•increasing vulnerability to economic or industry downturns and interest rate fluctuations — particularly on variable-rate debt;

•placing us at a competitive disadvantage compared to less leveraged companies;

•negatively affecting perceptions of our company among customers, vendors, employees, creditors, and investors;

•making it more difficult or costly to obtain future financing or refinancing, potentially forcing asset sales or other unfavorable actions to raise capital; and

•heightening the risk of covenant breaches or missed payments, which could trigger acceleration of some or all of our outstanding debt.

These risks could be exacerbated by changes in economic conditions, additional borrowings, or credit rating downgrades. Subject to certain limitations, our existing debt agreements permit us and our subsidiaries to incur additional indebtedness.

Our ability to obtain future financing may be limited, and failure to refinance debt could adversely affect us.

We expect to periodically seek financing to refinance existing indebtedness and fund other needs. Our ability to secure additional financing depends on factors such as our financial position, performance, credit ratings, and debt covenants, and market conditions. Market conditions could be negatively affected by disruptions in global or domestic debt markets, geopolitical instability, trade restrictions, pandemics, weak economic conditions, or adverse developments in the communications industry. Periodic volatility and disruptions in capital markets have historically limited the ability of leveraged companies like ours to obtain debt financing. We cannot assure that additional financing will be available on acceptable terms, or at all.

If we are unable to make required debt payments or refinance our debt, we may need to consider alternatives such as selling assets, issuing additional debt securities, reducing or delaying expenditures, or negotiating debt restructurings. However, our and our affiliates debt agreements and market conditions may restrict or limit our ability to implement these actions on favorable terms, or at all. Even if implemented, these measures could negatively affect our operations, financial performance, or future prospects.

We have a highly complex debt structure, which could impact the rights of our investors.

Lumen Technologies, Inc. and certain of its subsidiaries owe substantial amounts under various debt and financing arrangements, some of which are guaranteed or secured by principal domestic subsidiaries that have pledged substantially all of their assets. Other debt is neither secured nor guaranteed. For example, most of Level 3 Financing, Inc.’s debt is secured by substantially all of its assets and guaranteed on a secured basis by affiliates, while other portions are guaranteed on an unsecured basis. Certain subsidiaries of Qwest Communications International Inc. also carry debt. Most of the subsidiaries of Lumen Technologies, Inc. have neither borrowed funds nor guaranteed any of our debt. As a result, determining the priority of rights among holders of our consolidated debt instruments is complex and depends on the assets and earnings of the issuing or guaranteeing entities. In addition, our debt is structurally subordinated to all liabilities of non-guarantor subsidiaries to the extent of the value of those subsidiaries that are obligors.

Restrictive covenants and potential defaults under our debt agreements could materially affect our operations and liquidity.

Under our and our affiliates' consolidated debt and financing arrangements, the issuer of the debt is subject to various covenants and restrictions, with the most restrictive applying to Lumen Technologies, Inc. and Level 3 Financing, Inc. These covenants limit the ability of Lumen and its subsidiaries to incur additional debt or guarantees, pay dividends or other distributions to equity holders, make loans, create liens, sell assets, transact with affiliates, or engage in mergers and other strategic transactions. These restrictions could materially impair our and our affiliates' ability to operate, restructure our respective businesses, issue priority debt, or pursue acquisitions and other strategic initiatives.

Lumen Technologies, Inc.’s senior secured credit facilities and secured notes also include financial maintenance covenants. Level 3 Financing, Inc.’s agreements contain substantially similar limitations and treat it as a separate restricted group, which may significantly restrict transactions with Level 3 Parent, LLC, including cash transfers among affiliated entities, including us. These restrictive covenants could have a material adverse impact on our ability to operate or reconfigure our business, to issue additional priority debt, to pursue acquisitions, divestitures or strategic transactions, or to otherwise pursue our plans and strategies.

We cannot assure you that we or our affiliates will be able to comply with these covenants. Failure to do so may result in an event of default, which could lead to the acceleration of substantial indebtedness, severely constrain our liquidity, and potentially force us to seek bankruptcy protection. Because certain instruments include cross-default and cross-acceleration provisions, a single default could trigger defaults across multiple agreements, significantly magnifying liquidity pressures.

Due to the complexity of our debt structure, covenants and operations, we or our affiliates have encountered, and may in the future encounter, disputes regarding our covenant compliance which, if not resolved in our favor, may cause a material adverse effect.

Our cash flows may not adequately fund all of our cash requirements.

Our business is very capital intensive. We expect to maintain, upgrade, and expand our network infrastructure and product offerings. These capital needs are influenced by factors such as:

•evolving customer service requirements;

•the need to maintain aging or obsolete infrastructure until replacement;

•ongoing investments to enhance our network to remain competitive and meet demand; and

•regulatory and contractual commitments.

Failure to make necessary capital expenditures could adversely affect our financial performance and prospects. In addition, we will require significant cash to meet fixed commitments and other objectives, including debt repayments, interest expense, operating costs, maintenance expenses, tax obligations, pension contributions, and other benefit payments. We cannot assure that future operating cash flows will be sufficient to fund capital investments, debt obligations, or other long-term cash requirements.

Funding obligations for employee benefit plans could negatively impact profitability

A significant number of our active employees participate in a qualified pension plan sponsored by Lumen Technologies, which has assumed the obligations under Qwest Communications International Inc.’s predecessor pension plan. Lumen’s pension plans and other post-retirement benefit plans are significantly underfunded from an accounting perspective. Contributions we make through Lumen Technologies are not segregated or restricted and may be applied to provide benefits to employees of Lumen’s other subsidiaries.

Funding these pension and healthcare benefit plans for active and retired employees has a material impact on Lumen's profitability. The costs of maintaining these plans, and any future funding requirements, are influenced by several factors, including:

•investment returns on funds held by our applicable plan trusts;

•changes in prevailing interest rates and discount rates or other factors used to calculate the funding status of our plans;

•increases in healthcare costs generally or claims submitted under our healthcare plans specifically;

•the longevity and payment elections of our plan participants;

•changes in plan benefits; and

•the impact of the continuing implementation and modification of current federal healthcare and pension funding laws and related regulations.

Increased costs under these plans could reduce Lumen's profitability and increase its funding commitments to its pension plans, which in turn could affect our liquidity. See Note 11—Employee Benefits in Item 8 for additional information regarding the funded status of Lumen's pension plans and Lumen's other post-retirement benefit plans.

We regularly transfer our cash for centralized management by Lumen, which exposes us to certain risks.

We are controlled by Lumen, our ultimate parent company. Under our cash management arrangement, we regularly transfer cash to Lumen, which we recognize on our consolidated balance sheets as advances to affiliates. Although Lumen periodically repays these advances to fund our cash requirements, at any given time Lumen may owe us a substantial amount. Accordingly, developments that adversely affect Lumen could adversely impact our ability to collect these advances.

In addition, we intend to continue distributing a substantial portion of our consolidated cash flow to our direct stockholder, thereby reducing our capital resources for debt repayment or other purposes. These and other risks related to investing in our debt securities are described in our disclosure documents distributed at the time of issuance.

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect us.

We maintain disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and internal control over financial reporting designed to provide reasonable assurance regarding the reliability of our financial statements and their compliance with GAAP. We cannot assure you these measures will be effective. Any failure or deficiency in these controls could result in inaccurate disclosures, financial reporting errors, or noncompliance with SEC requirements, which could materially and adversely affect our reputation, financial condition, or results of operations.

We face other financial risks.

We face other financial risks, including among others the risk that:

•future intangible asset impairments, including goodwill, could result in significant non-cash charges, reducing earnings and stockholder's equity and adversely affecting our financial condition;

•persistent or rising inflation could adversely affect our business, potentially leading to lower customer demand, reduced profit margins, increased interest costs, and challenges in retaining personnel if wage expectations are not met;

•downgrades in our credit ratings or unfavorable financial analyst reports regarding us, our affiliates, or our industry could adversely impact the liquidity or market prices of our outstanding debt securities; and

•a change of control of us or certain of our affiliates could accelerate a substantial portion of our outstanding indebtedness in an amount that we might not be able to repay; and

•ongoing attempts of the U.S. Federal government, U.S. state and local governments, various foreign countries, and supranational or international organizations to reform taxes or identify new tax sources could materially impact our tax positions, and one or more of our ongoing tax audits or examinations could result in tax liabilities that differ materially from those recognized in our consolidated financial statements.

Divestiture Risks

We may not realize the anticipated benefits of the 2026 sale of Lumen's Mass Markets Fiber-to-the-Home business in the Territory.

On May 21, 2025, we and certain of our affiliates agreed to sell Lumen's Mass Markets Fiber-to-the-Home business in the Territory. The transaction closed on February 2, 2026. In connection with the closing, we entered into various post-closing commercial agreements with the purchaser designed to ensure the continuity of customer services. It can be and has been challenging and time-consuming to provide transition services, and we expect this will continue to be the case. Consequently, we may:

•face disputes with purchasers regarding the scope or adequacy of transition services or the terms of our commercial agreements;

•incur greater costs or fewer benefits than anticipated under post-closing agreements, including tax or other expenses;

•experience increased vendor costs due to reduced economies of scale and other dis-synergies;

•encounter operational distractions as segregation and support of divested businesses divert resources from the operation, digitization, and transformation our retained business;

•sustain losses or inefficiencies from stranded or underutilized assets;

•lose customers dissatisfied with post-closing services;

•face talent challenges, including difficulty retaining or attracting personnel; and

•experience operational challenges separating divested assets from retained assets.

This divestiture may not yield the expected benefits. We could incur greater tax or other costs, realize fewer benefits under the purchase agreement and related post-closing arrangements, or face operational challenges separating divested assets from retained assets. We may experience losses from stranded or underutilized assets, reduced future cash flows, and dis-synergies. We may not realize the expected proceeds, cash flows, or strategic benefits on the anticipated timeline or in the amounts projected. In addition, we remain subject to ongoing obligations and liabilities, including indemnification obligations, which could continue to divert resources and adversely affect our financial condition and results of operations.

This divestiture has reduced or will reduce our cash flows. If our remaining business underperforms, these effects could exacerbate other financial risks described elsewhere in this section, including our ability to meet cash requirements.

General Risks

Changes in government trade policies could adversely affect our business.

Changes in U.S. or foreign government policies may result in modifications to existing trade agreements, the imposition of new tariffs, or significant increases in existing tariffs on goods imported into the U.S., as well as retaliatory measures by foreign governments. The U.S. presidential administration has implemented or increased tariffs and signaled its intent to impose additional tariffs, but future actions by U.S. or foreign governments remain uncertain. A trade war or other governmental actions related to tariffs or trade agreements, as well as changes in social, political, regulatory, or economic conditions or laws governing foreign trade, manufacturing, development, and investment in countries where we operate, could negatively impact our business. In addition, any resulting negative sentiment toward the U.S. could further harm our operations, financial condition, or results of operations.

Unfavorable general economic, societal, health, or environmental conditions could negatively impact us.

Unfavorable general economic, societal, health or environmental conditions, including unstable economic and credit markets, or depressed economic activity caused by trade wars, epidemics, pandemics, wars, societal unrest, rioting, civic disturbances, natural disasters, terrorist attacks, environmental disasters, government shutdowns, political instability or other factors, could negatively affect our business or operations in a variety of ways.

Shareholder or debtholder activism efforts could cause a material disruption to our business.

While we value constructive input from our stakeholders, activist shareholders at the Lumen level may at times pursue proxy solicitations, submit shareholder proposals, or otherwise seek to influence our strategy or gain control over Lumen and its affiliates, including us. Responding to such actions can be costly, time-consuming, and disruptive to operations of Lumen and us, diverting the attention of our Board of Directors and management from day-to-day operations. These impacts may be heightened if activist shareholders advocate actions that lack broad shareholder, Board, or management support. In addition, the recent rise in debtholders could increase the risk of claims under debt agreements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

As a technology and communications company that globally transmits large amounts of information over our networks, we recognize the critical importance of maintaining the confidentiality, integrity, and availability of information and systems under our control. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise program to other key risk areas. We dedicate significant resources towards programs designed to identify, assess, manage, mitigate and respond to cybersecurity threats.

To identify, assess and mitigate cybersecurity risk, we have implemented a global information security management program that includes administrative, technical, and physical safeguards. This program seeks to identify, detect, protect against, and respond to threats to our information systems. Our security operations center provides advanced threat detection and response capabilities. Lumen maintains an insider threat program to detect, investigate and mitigate insider threat risks to Lumen assets, data, services and personnel globally.

Our cybersecurity and privacy policies encompass information security, incident response procedures, and vendor management. Our risk management team works closely with our information technology, privacy, product, and operations departments to continuously evaluate emerging cyber risk as part of our overall risk management program. We monitor existing or proposed cybersecurity and privacy laws, regulations and guidance that are or may be applicable to us in the regions where we operate, including in the European Union and the United Kingdom where we are subject to the GDPR, as well as various other laws governing privacy rights, data protection and cybersecurity in other regions. As a U.S. government contractor, we are required to comply with extensive governmental regulations and standards regarding cyber security.

Lumen periodically engages both internal and external auditors and consultants to assess and enhance our program and to assist in responding to cybersecurity incidents. Many of these independent external auditors and consultants are accredited under various information security standards, including those administered by the International Organization for Standardization and the PCI Security Standards Council. These engagements typically include penetration testing, third-party certifications, compliance assessments, audits, and assessments of vulnerabilities and emerging threats, as well as digital forensics and related work. We also periodically deploy our Internal Audit processes to conduct additional reviews and assessments. We also mutually exchange threat intelligence with government agencies, cyber analysis centers and cybersecurity associations.

As noted elsewhere in this annual report, we are materially reliant on a variety of third-party service providers to operate our business, which exposes us to the risk of cyber incidents impacting those providers’ systems. We have a vendor risk management program that assesses, manages and oversees risks associated with third-party service providers who have access to our data and systems. We engage in diligence, contracting or maintain ongoing monitoring for compliance with our cybersecurity standards, depending on our assessment of each provider's operational criticality and risk profile.

Despite our efforts to manage cybersecurity risks and prevent security incidents, (i) some of these attacks have resulted in security incidents (although thus far we do not believe that any of these incidents has resulted in or is reasonably likely to result in a material adverse effect on our business strategy, operating results, or financial condition) and (ii) future security incidents are likely (some of which could have a material adverse effect on our operating results or financial condition). See “Risk Factors” in Item 1A for a further discussion of cybersecurity risks and how they have affected or may affect us.

Lumen maintains an Incident Response Playbook that provides a set of guidelines for our stakeholders to follow when handling any data incident. This playbook describes how we assess incidents and how our security team shares information about such incidents with others at Lumen, including senior leadership and, if warranted, with some or all members of its Board of Directors (the "Board"). These escalation provisions, together with Lumen's disclosure controls and procedures, are designed to facilitate appropriate representatives throughout the Company in their assessment of relevant incidents and any necessary public notifications.

Lumen's Cybersecurity Incident Response Team (“CIRT”) is responsible for detecting and coordinating responses to appropriate security incidents. This team regularly assesses its internal communication plan and meet as a team to discuss response options. The CIRT also addresses each incident, unless it determines that an incident is sufficiently serious. In those instances, it notifies the Cyber Security Watch Team ("CSWAT"), which is responsible for addressing cybersecurity incidents that raise more significant risks.

The CSWAT is comprised of senior IT, operations, risk, legal and compliance leaders across Lumen's business. In addition to addressing our more significant cyber incidents, the CSWAT manages risks from matters related to business continuity, including risks posed by cybersecurity threats, and implements controls to mitigate such operational risks. Among other processes, this team reviews our programs and processes related to information security, third-party risk, vendor management, facilities, unplanned downtime, business disruption, business continuity and disaster recovery.

Governance

As part of our overall risk management approach, Lumen prioritizes the identification and management of cybersecurity risk at several levels, including oversight by Lumen's Board, executive commitment, and employee training. Lumen's Risk and Security Committee, comprising independent directors from its Board, assists the Board in overseeing our cybersecurity and data privacy risk. Specifically, our Risk and Security Committee, which meets quarterly, (i) receives periodic reports from Lumen's Chief Security Officer (“CSO”) on security programs, including incident reports, (ii) reviews cybersecurity risk assessments from information security, privacy, and internal audit management teams, including the adequacy and effectiveness of the Company’s internal controls regarding cybersecurity; (iii) reviews emerging cybersecurity developments and threats; (iv) reviews compliance with applicable laws and industry standards; and (v) periodically reviews our strategy to mitigate cybersecurity risks, such as our cyber insurance coverage and contingency plans in the event of security incidents or other system disruptions. At least quarterly, the Risk and Security Committee provides reports to the full Board regarding matters recently discussed by the Committee, which enables the full Board to provide additional oversight of our cyber risks and cyber processes. The full Board also reviews our cybersecurity risks in connection with its annual review of our enterprise risk mitigation programs.

Lumen's CSO has extensive experience working in the public and private sectors leading security organizations, managing risk functions, and driving large information technology deployments. He has an Engineering degree, a Master of Business Administration, a Chief Information Security Officer Certification, and a Global Information Assurance Certification Security Leadership Certification. He oversees the implementation and compliance of our information security standards and is primarily responsible for managing our processes to assess and mitigate information security related risks.

Lumen's cybersecurity organization includes a response team and management-level committees who support our processes to assess and manage cybersecurity risk as follows:

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

•The ROC, whose core members include our Chief Financial Officer, Chief Technology and Product Officer, Executive Vice President of Enterprise Operations, and Chief Legal Officer, oversees our company-wide risk mitigation strategies. With respect to cyber risks, the ROC's oversight function helps to ensure accountability, adequacy of resourcing, implementation of Company directives, and alignment of oversight provided by the Board and senior leadership team. Some of the more significant risks discussed by the ROC are also reported to our Risk and Security Committee at least quarterly.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components as of the dates below:

	December 31,
	2025(5)	2024
Land	2%	2%
Fiber, conduit and other outside plant(1)	45%	46%
Central office and other network electronics(2)	34%	33%
Support assets(3)	18%	16%
Construction in progress(4)	1%	3%
Gross property, plant and equipment	100%	100%
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
(5)These values exclude assets classified as held for sale as of December 31, 2025.

We own a substantial portion of our telecommunications equipment essential to our operations, but, we also lease certain facilities, network capacity, and equipment from third parties under various agreements. We also own or lease administrative offices in major metropolitan areas. Substantially all of our network electronics equipment is housed in buildings or on land we own or lease within our local service area. Outside our local service area, our assets are generally located on real property under agreements with the property owner or another person with rights to the property. These agreements may expire, terminate, or be legally challenged, which could result in the loss of our rights.

The carrying amount of our net property, plant and equipment was approximately $7.4 billion and $8.9 billion as of December 31, 2025 and 2024, respectively, excluding assets held for sale. For additional information, see Note 9—Property, Plant and Equipment in Item 8.

We have entered into various agreements regarding our unused office and technical space to reduce our ongoing operating expenses regarding such space.

ITEM 3. LEGAL PROCEEDINGS

The information contained under the subheadings "Principal Proceedings" and "Other Proceedings, Disputes and Contingencies" in Note 15—Commitments, Contingencies and Other Items in Item 8 is incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

References in this report to "QC," "Qwest," "we," "us" and "our" refer to Qwest Corporation and its consolidated subsidiaries, unless the context otherwise requires.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have one equity holder, whose equity interest is not publicly traded.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides an overview of our financial performance, liquidity, and the business environment in which we operate. This discussion is intended to help readers understand our results and key factors influencing our operations. The MD&A should be read together with our audited consolidated financial statements and accompanying notes included in Item 8. All references to “Notes” in this section refer to the Notes to Consolidated Financial Statements in Item 8.

This section includes forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed or implied. For a discussion of these risks, see “Special Note Regarding Forward-Looking Statements” immediately prior to Item 1 and “Risk Factors” in Item 1A.

The MD&A generally discusses results for the years ended December 31, 2025 and 2024, including year-over-year comparisons between these periods. For discussions of 2023 results and comparisons between 2024 and 2023 that are not in this document, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024. We reclassified certain prior period amounts to conform to the current period presentation, including our revenue by product and service categories.

OVERVIEW

We are a leading digital networking services company, empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely, and effortlessly. We operate in a rapidly evolving landscape with growing demand for secure, high-speed connectivity. Our strategy focuses on growing and transforming our network and business to deliver next-generation solutions that meet these needs and build the backbone of the AI economy.

As of December 31, 2025, we served approximately 1.2 million broadband subscribers. Our methodology for counting broadband subscribers may be different than the methodologies used by other companies.

Reporting Segment

For the reasons noted in Note 1—Background and Summary of Significant Accounting Policies, we have determined that we have one reportable segment.

2026 Divestiture

On May 21, 2025, we and certain of our affiliates entered into a definitive agreement to sell our Mass Markets Fiber-to-the-Home business in the Territory to AT&T (the "Mass Markets Fiber-to-the-Home divestiture"). On February 2, 2026, we completed the Mass Markets Fiber-to-the-Home divestiture in exchange for pre-tax cash proceeds of $5.75 billion, subject to post-closing adjustments. In connection with the sale, we have entered into a transition services agreement under which we will provide to AT&T various support services and certain long-term agreements under which we and AT&T will provide to each other various network and other commercial services.

Products and Services

As of December 31, 2025, our products and services are categorized according to the core technologies that drive them and customer focus.

•Mass Markets category: Revenue is reported under three product categories: Other Broadband, Voice and Other, and Fiber Broadband.

•Business category: Revenue is reported under three product categories: Grow, Nurture, and Harvest.

•Affiliates category: Revenue is reported under Affiliate Services.

From time to time, we may change the categorization of our products and services. Our specific products and services are detailed in Note 4—Revenue Recognition.

Cash Management and Intercompany Arrangements

Our ultimate parent company, Lumen Technologies, Inc., maintains cash management and financing arrangements with many of its subsidiaries, including us. These arrangements include lines of credit, affiliate obligations, capital contributions, and dividends, and allow affiliates to extend lines of credit to other affiliates.

Under these arrangements, most of our cash is advanced daily to Lumen's service company affiliate for centralized management. We report the resulting balances as advances to affiliates on our consolidated balance sheet. We may also declare and pay dividends to our direct parent, Qwest Services Corporation (“QSC”), using cash owed to us under these advances, which reduces the outstanding balance of these advances.

Current Business Environment and Macroeconomic Factors

The macroeconomic environment in which we operate remains dynamic and continues to affect our business. Key factors that have impacted us and our customers include:

•Revenue mix: Shifts in technology and economic conditions have driven us to continuously review our strategy and as such, we expect to see continued reduction in legacy voice, broadband, and other legacy services, while fueling growth in our strategic products.

•Inflationary pressures: Rising costs for labor, materials, and energy have increased operating expenses and capital expenditures, particularly for other network transformations.

•Supply constraints: Shortages of critical components and other materials have slowed certain network expansion efforts.

•Customer behavior: Certain customers have delayed purchasing decisions, which has occasionally impacted sales cycles.

To date, we do not believe these factors have materially impacted our financial performance or position. However, ongoing economic and geopolitical uncertainty, tariffs, inflation, and supply constraints could increase costs, reduce revenues, delay network expansion, or disrupt service delivery, which could materially impact our results. If these conditions persist, our projected cash flows and market capitalization could decline. For further information relating to these matters, see “— Trends Impacting Our Operations” below and "Risk Factors" in Item 1A.
We are actively managing these challenges through disciplined capital allocation, cost optimization, and strategic investments in network infrastructure. We believe these actions position us to navigate current macroeconomic conditions while pursuing long-term growth opportunities.

We expect continued demand for high-capacity, low-latency connectivity solutions, supported by enterprise digital transformation and government broadband programs. While macroeconomic uncertainty and competitive pressures present risks, we believe our transformation initiatives position us to deliver long-term value.

Trends Impacting Our Operations

Our operations are shaped by evolving technology, customer expectations, and market dynamics. Key trends that impact us, and will continue to impact us, include:

•Automation and digital innovation: Growing demand for automated experiences and advanced technologies like AI requires ongoing investment in technology and infrastructure to enhance service quality and reduce costs.

•Legacy decline and margin pressure: Legacy wireline services continue to shrink, while newer offerings often deliver lower margins — especially those involving third-party connectivity — necessitating cost optimization and pricing discipline.

•Globalization and network expansion amid cost pressures: Distributed business models drive demand for high-capacity, low-latency networks. We are expanding our network capacity to capture growth, while managing vendor cost increases and dis-synergies from our recently completed divestiture.

•Monetizing network assets with execution risk: We aim to generate revenue through custom connectivity solutions, by leveraging excess conduit and fiber assets. These opportunities can be significant but depend on market demand, regulatory conditions, and timely execution.

These and other developments and trends impacting our operations are discussed in "Risk Factors" in Item 1A and elsewhere throughout MD&A.

RESULTS OF OPERATIONS

The following table summarizes the results of our consolidated operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Operating revenue	$4,748	5,508
Operating expenses	5,757	3,457
Operating (loss) income	(1,009)	2,051
Total other income (expense), net	34	(37)
(Loss) income before income taxes	(975)	2,014
Income tax expense	352	527
Net (loss) income	$(1,327)	1,487

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories as described in Note 4—Revenue Recognition in Item 8:

	Years Ended December 31,		% Change
	2025	2024
	(Dollars in millions)
Other Broadband	$763	933	(18)%
Voice and Other	442	516	(14)%
Fiber Broadband	314	377	(17)%
Harvest	834	942	(11)%
Nurture	330	357	(8)%
Grow	130	134	(3)%
Affiliate Services	1,935	2,249	(14)%
Total operating revenue	$4,748	5,508	(14)%

Operating revenue decreased $760 million in 2025 compared to 2024. The following were the primary drivers within each revenue category:

•Other Broadband decreased $170 million in 2025. This was primarily as a result of:

◦fewer Mass Market customers for our low speed copper-based broadband services.

•Voice and Other decreased $74 million in 2025. This was primarily as a result of:

◦the continued loss of copper-based Mass Market voice customers; and

◦a decrease of $11 million due to the voluntary relinquishment of our funding received under the FCC's Rural Digital Opportunity Fund (“RDOF”) in the second quarter of 2025. See the "Liquidity and Capital Resources—Federal Broadband Support Programs" below for more information.

•Fiber Broadband decreased $63 million in 2025. This was primarily as a result of:

◦fewer Mass Market subscribers for our fiber services, primarily resulting from customers migrating to the Quantum Fiber services offered by Lumen (which bills customers for such services and pays us for use of our network in providing such services, as further described below).

•Harvest decreased $108 million in 2025. This was primarily as a result of:

◦a decrease of $64 million in legacy voice services for Business customers; and

◦a decrease of $39 million in legacy private line services.

•Nurture decreased $27 million in 2025. This was primarily as a result of:

◦a decrease of $30 million in Ethernet services.

•Grow decreased $4 million in 2025, which was relatively flat period over period.

•Affiliate Services decreased $314 million in 2025. This was primarily as a result of:

◦a decrease of $303 million in wavelengths services provided to our affiliates;

◦a decrease of $77 million in Ethernet services and other direct legacy telecommunication services provided to our affiliates; and

◦an offsetting increase of $67 million in fiber broadband services provided to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses; however, these expense categories may not be comparable to those of other companies::

	Years Ended December 31,		% Change
	2025	2024
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,449	1,505	(4)%
Selling, general and administrative	456	438	4%
Net loss on disposal group held for sale	235	—	nm
Operating expenses-affiliates	920	761	21%
Depreciation and amortization	685	753	(9)%
Goodwill impairment	2,012	—	nm
Total operating expenses	$5,757	3,457	67%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased $56 million in 2025 compared to 2024. This was primarily as a result of:

•a decrease of $78 million in employee-related expenses; and

•an offsetting increase of $24 million in network expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased $18 million in 2025 compared to 2024. This was primarily as a result of:

•an increase of $21 million from the sale of operating assets and associated gain recognized in the fourth quarter of 2024;

•an increase of $13 million in professional fees;

•an increase of $12 million in fees related to our voluntary relinquishment of FCC Rural Digital Opportunity Fund (“RDOF”) funding in the second quarter of 2025; and

•an offsetting decrease of $11 million in bad debt expense.

Net Loss on Disposal Group Held for Sale

For a discussion of the loss on the disposal group held for sale that we recognized for the year ended December 31, 2025, see Note 2—Divestiture in Item 8.

Operating Expenses-Affiliates

Operating expenses - affiliates increased $159 million in 2025 compared to 2024. This was primarily as a result of:

•an increase of $166 million in allocated employee and corporate expense provided to us by our affiliates which includes the impact of (i) higher overall professional fees related to our recently completed divestiture and ongoing modernization and simplification strategies (ii) increased employee-related expenses and (iii) the impact of ongoing adjustments to the basis for allocations of cost shared amongst affiliates in normal course of business;

•an offsetting decrease of $9 million in direct telecommunication services provided to us by affiliates

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Years Ended December 31,		% Change
	2025	2024
	(Dollars in millions)
Depreciation	$652	712	(8)%
Amortization	33	41	(20)%
Total depreciation and amortization	$685	753	(9)%

Depreciation decreased $60 million in 2025 compared to 2024. This was primarily as a result of:

•a decrease of $69 million due to the discontinuation of the depreciation of the tangible assets of the Lumen Mass Markets Fiber-to-the-Home business held for sale during the second quarter of 2025; and

•an offsetting increase of $9 million in net growth in depreciable assets;

Amortization decreased $8 million in 2025 compared to 2024. This was primarily as a result of:

•a decrease in the net amount of amortizable assets.

Goodwill Impairments

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs.

When we performed a qualitative impairment test during the fourth quarter of 2025, and concluded the estimated fair value of our equity was less than our carrying value of equity at October 31, 2025. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $2.0 billion on October 31, 2025.

During the second quarter of 2025, we determined that the classification of the Lumen Mass Markets Fiber-to-the-Home business in the Territory as held for sale, as described in Note 2—Divestiture, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of April 30, 2025. Based on our assessments performed, the estimated fair value of our equity exceeded our carrying value of equity and therefore concluded that we had no impairment as of our April 30, 2025 assessment date.

For a discussion of the goodwill impairment we recognized in 2025, see Note 3—Goodwill and Intangible Assets in Item 8.

Other Consolidated Results

The following table summarizes our total other expense, net and income tax expense:

	Years Ended December 31,		% Change
	2025	2024
	(Dollars in millions)
Interest expense	$(91)	(62)	47%
Interest income - affiliate, net	89	24	nm
Other income, net	36	1	nm
Total other income (expense), net	$34	(37)	nm
Income tax expense	$352	527	(33)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense increased $29 million in 2025 compared to 2024. This was primarily as a result of:

•a decrease of $40 million decrease in capitalized interest;

•an offsetting decrease in average interest rate from 6.75% to 6.70%; and

•an offsetting decrease in average outstanding long-term debt of $150 million.

Interest Income - Affiliate, Net

Interest income - affiliate increased $65 million in 2025 compared to 2024. This was primarily as a result of:

•a higher average receivable from affiliate, inclusive of our note-receivable - affiliates.

See Note 14—Affiliate Transactions in Item 8 for more information on these facilities.

Income Tax Expense

For 2025 and 2024, our effective income tax rate was (36.1)% and 26.2%, respectively. The effective tax rate for 2025 includes $421 million of unfavorable impact due to a non-deductible goodwill impairment.

For additional information, see Note 13—Income Taxes in Item 8 and "Critical Accounting Estimates — Income Taxes" below.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Sources and Uses of Cash

We are an indirectly wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

Our primary sources of liquidity are:

•cash from operating activities;

•amounts due to us from Lumen Technologies,

•our ability to refinance our debt obligations; and

•capital contributions, advances, or loans from Lumen Technologies or its affiliates.

Key balances as of December 31, 2025 included:

•Cash and cash equivalents: $39 million

•Note receivable-affiliate: $937 million

•Total consolidated indebtedness: $1.7 billion

As of December 31, 2025, $35 million of our cash and cash equivalents were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

We regularly review liquidity and capital allocation strategies with senior management and the Board of Directors, adjusting as strategies and conditions change.

Based on current assumptions, we believe our liquidity sources — operating cash flows, available cash, and credit capacity — will be sufficient to fund near-term requirements and strategic investments. For additional information on risks that could affect liquidity, see “Risk Factors — Financial Risks” in Item 1A.

Cash Management and Intercompany Arrangements

We participate in Lumen Technologies, Inc.’s centralized cash‑management and intercompany financing arrangements, under which most of our cash held in U.S. banks is advanced daily to a Lumen service company affiliate for cash management. Under these arrangements affiliates may extend lines of credit to other affiliates. Intercompany lines of credit and other affiliate obligations cause our balances with Lumen and its affiliates to fluctuate.

From time to time, we may declare and pay dividends to QSC, including amounts in excess of current earnings when permitted by law, using cash owed to us under these advances, which reduces the outstanding balance. Our debt covenants do not currently restrict the amount of dividends we can pay to QSC.

A significant component of our liquidity consists of amounts due from Lumen under these arrangements; accordingly, our liquidity depends on Lumen’s ability to repay its obligations to us.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Years Ended December 31,		$ Change
	2025	2024
	(Dollars in millions)
Net cash provided by operating activities	$1,762	2,194	(432)
Net cash used in investing activities	(1,512)	(1,891)	(379)
Net cash used in financing activities	(238)	(287)	(49)

Operating Activities

Net cash provided by operating activities decreased $432 million in 2025 compared to 2024. This was primarily as a result of:

•lower net income adjusted for non-cash income and expenses

Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to collection of receivables and payments of interest expense, accounts payable and bonuses.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities decreased $379 million in 2025 compared to 2024. This was primarily as a result of:

•a decrease in advances to affiliates;

•a decrease in capital expenditures; and

•an offsetting increase due to the issuance of a note receivable - affiliate.

Financing Activities

Net cash used in financing activities decreased $49 million in 2025 compared to 2024. This was primarily as a result of:

•a decrease resulting from the timing of repayments of advances from affiliates; and

•an offsetting increase due to higher repayments of debt in 2025 as compared to 2024.

Short-term Liquidity Needs

As of December 31, 2025, we held cash and cash equivalents of $39 million, which together with cash generated from operating activities. This, along with Lumen’s outstanding obligations to us as described above, represent our primary sources of liquidity for the next 12 months. Additionally, we anticipate being assigned a portion of the proceeds from the recently completed Mass Markets Fiber-to-the-Home divestiture from Lumen through our cash management and intercompany arrangements previously described.

Based on our current capital allocation objectives, we project expenditures for the next 12 months to include, among others, the following:

•RDOF relinquishment: $26 million for remittance of awards and associated fees — see "Federal Broadband Support Programs" below for further details.

We expect to fund these expenditures primarily through operating cash flows, supplemented by available cash and borrowing capacity as needed. Based on current assumptions, we believe our liquidity sources will be sufficient to fund near-term requirements and strategic investments.

For additional information on short-term liquidity needs, see “Future Contractual Obligations” below.

Long-term Liquidity Needs

Beyond the next 12 months, we plan to refinance a substantial portion of maturing debt through future debt issuances, subject to market conditions and covenant restrictions. Our ability to access capital markets depends on credit ratings and prevailing interest rates, and we cannot assure favorable terms for future borrowings. We may also consider other sources of liquidity, such as equity offerings or asset dispositions, depending on market conditions.

For additional information on our credit ratings and factors that may affect our access to capital markets, see “— Future Debt Transactions” below.

For additional information on long-term liquidity needs, see “Future Contractual Obligations” below.

Impact of Strategic Transactions on Liquidity

Our liquidity and capital resources have been influenced by several strategic actions aimed at optimizing our financial position, enhancing flexibility, and supporting long-term transformation initiatives. Key actions include:

•Recent divestiture: The 2026 Mass Markets Fiber-to-the-Home divestiture generated significant cash proceeds but reduced recurring operating cash flows. The Mass Markets Fiber-to-the-Home divestiture is also expected to reduce Lumen's Mass Markets fiber-related capital expenditures by approximately $1 billion annually. While this transaction is expected to reduce recurring revenue and operating cash flows, we believe it will sharpen our focus on enterprise and fiber growth and deliver significant cash proceeds to strengthen our financial position.

We expect these and future transactions to influence cash flows, leverage, and investment capacity. While divestitures provide immediate liquidity and support network expansion, they also introduce variability in operating cash flows. We will continue to pursue opportunities aligned with our capital allocation priorities and market conditions.

Capital Expenditures

We regularly invest in capital projects to expand and improve services, enhance and modernize networks, and strengthen our competitive position. Discretionary projects are evaluated by us and Lumen Technologies based on strategic impact such as revenue growth, productivity, service levels, customer retention, and expected return on investment. Lumen's consolidated capital spending is influenced by demand, contractual and regulatory requirements, cash flow, and resource availability. We expect capital spending to be focused on:

•expanding our fiber network, including our other network capacity buildout plan;

•modernizing and enhancing network efficiency and reliability;

•developing new services; and

•replacing aging network assets.

These investments aim to improve service quality, drive innovation, and position us to meet future demand.

For additional details on our capital spending, see “Cash Flow Activities — Investing Activities” above, "Business" in Item 1, and "Risk Factors" in Item 1A.

Debt Instruments and Financing Arrangements

Debt Instruments

As of December 31, 2025, we had approximately $1.7 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net, unamortized debt issuance costs, and Note Payable - Affiliate). None of our outstanding debt is due in the next 12 months (excluding finance lease obligations). See the details of our outstanding indebtedness as of December 31, 2025 in Note 7—Long-Term Debt and Note Payable - Affiliate of Item 8.

Future Debt Transactions

Subject to market conditions, and to the extent permitted under applicable debt covenants, Qwest Corporation may issue debt securities from time to time primarily to refinance a portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to Qwest Corporation by credit rating agencies, among other factors.

As of the filing date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	Credit Ratings
Moody's Investors Service, Inc.	Caa1
Standard & Poor's	B
Fitch Ratings(1)	BB
_______________________________________________________________________________
(1) In February 2026, Moody's and Fitch upgraded our issuer default rating.

Future changes in these ratings — or Lumen's ratings — could impact our access to capital and borrowing costs. We cannot be certain that we will be able to borrow additional funds on favorable terms, or at all. See "Risk Factors—Financial Risks" in Item 1A.

Note Receivable - Affiliate

On March 31, 2025, we entered into an unsecured revolving promissory note with our ultimate parent company, Lumen Technologies. The note allows Lumen to borrow up to $3.0 billion from us at an annual interest rate of 8.3%. Borrowings are payable on demand and may be prepaid at any time, but no later than March 31, 2030. The note will automatically renew on the maturity date for successive 12-month periods unless we elect otherwise. The facility includes covenants and other limitations.

As of December 31, 2025, we had $937 million owed to us under this promissory note. For more information, see Note 14—Affiliate Transactions.

Note Payable - Affiliate

We are permitted to borrow up to $2.0 billion from our ultimate parent Lumen Technologies under a revolving promissory note. As of December 31, 2025, nothing was due under this promissory note. For more information, see Note 7—Long-Term Debt and Note Payable - Affiliate in Item 8.

Pension and Post-Retirement Benefit Obligations

Lumen Technologies maintains significant pension and post-retirement benefit plans that require ongoing cash outflows and could affect our liquidity and financial flexibility. These obligations are sensitive to market conditions and actuarial assumptions, and adverse changes could increase funding requirements and reduce cash available for other uses.

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

Current Status

As of December 31, 2025, Lumen's unfunded obligations were:

•Pension plans: $588 million

•Post-retirement plans: $1.7 billion

The expected long-term rate of return on pension assets, net of administrative expenses, was 6.5% for 2025 and is 6.5% for 2026. Actual investment performance may differ substantially from these assumptions, which could influence future funding needs. Lower asset returns or interest rates could increase our obligations and may require additional contributions, reducing cash available for other uses. For additional details, see “CRITICAL ACCOUNTING ESTIMATES — Pension and Post-retirement Benefits” in Item 7 and Note 11—Employee Benefits in Item 8 and the corresponding note in Lumen’s 2025 Form 10‑K.

Funding and Contributions

Benefits paid by Lumen's qualified pension plan are paid through a trust which holds all of the plan's assets. Based on current laws and circumstances, Lumen does not expect required contributions to their qualified pension plan during 2026. Future contribution requirements will depend on factors such as investment performance, interest rates, demographics, plan changes, and funding regulations.

Lumen makes voluntary contributions; none were made in 2025. Lumen made a voluntary contribution to the trust for the Combined Pension Plan of $101 million in January 2026 and $170 million in 2024. Any required or voluntary contributions could reduce available cash and impact liquidity.

Settlements

Our affiliate obligations primarily represent the cumulative allocation of pension and post‑retirement expenses, net of payments, associated with the former QCII plans prior to their merger into the Lumen Combined Pension Plan in 2014. In 2015, we agreed to settle these obligations over a 30 year term through monthly payments. Under the plan, payments are scheduled to be made on a monthly basis. For the year ended December 31, 2025, we made net settlement payments of $48 million to QCII in accordance with the plan. For the year ended 2026, we expect to make aggregate settlement payments of $44 million to QCII under the plan.

Affiliate obligations, net are reflected in other within Current liabilities and Noncurrent liabilities on our consolidated balance sheets, while changes in the affiliate obligations are reflected in operating activities on our consolidated statements of cash flows.

Post-Retirement Benefits

Substantially all of Lumen's post-retirement health care and life insurance benefits plans are unfunded and are paid by Lumen Technologies with available cash.

Future Contractual Obligations

We maintain obligations related to debt, leases, purchase commitments, and asset retirement. Our estimated future obligations as of December 31, 2025 include:

	Item 8 Note Reference	Current Obligation (within next 12 months)	Long-term Obligation (beyond next 12 months)	Total
		(Dollars in millions)
Long-term debt (excluding unamortized premiums, net and unamortized debt issuance costs)	Note 7—Long-Term Debt and Note Payable - Affiliate	$—	1,738	1,738
Operating leases	Note 5—Leases	19	65	84
Right-of-way agreements and purchase commitments	Note 15—Commitments, Contingencies and Other Items	34	90	124
Asset retirement obligations	N/A	2	21	23
Total		$55	1,914	1,969
_______________________________________________________________________________
N/A Item 8 Note Reference not applicable, as no additional disclosure is included.

Dividends

We periodically pay dividends to QSC, our direct parent company, which reduce our capital resources for debt repayments and other purposes. For additional information, see our consolidated statements of cash flows and stockholder's equity and Note 18—Stockholder's Equity in Item 8.

Federal Broadband Support Programs

The FCC's RDOF program aims to support broadband expansion in rural areas throughout America.
Although we initially agreed to participate in the program in certain areas, as previously disclosed, we voluntarily relinquished the entirety of our RDOF awards. As a result, we will no longer receive funding through the RDOF program and recognized a reduction to revenue of $11 million in our consolidated statements of operations in the second quarter of 2025. We also incurred fees totaling $12 million in connection therewith, which are reflected in our operating expenses within our consolidated statements of operations. In January 2026, we paid the $23 million of revenue and fees summarized above, along with an additional $3 million relating to our 2024 relinquishment as repayment of funds previously received and remittance of the fees incurred.

Federal officials continue to advance broadband‑related proposals, and Congress has authorized a $65 billion program to expand broadband affordability and access. State and federal agencies are in the process of implementing these initiatives, and we expect that the release of associated funding may increase competition in newly served markets.

For additional information on these programs, see Note 4—Revenue Recognition in Item 8, "Business—Regulation of Our Business" in Item 1, and "Risk Factors—Legal and Regulatory Risks" in Item 1A.

Other Matters

Legal Proceedings and Other Contingent Liabilities

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 15—Commitments, Contingencies and Other Items for additional information.

Our network includes a limited number of legacy lead-sheathed copper cables. Previous media reports regarding potential health and environmental risks associated with these cables have led to regulatory inquiries and lawsuits, and may result in legislative or regulatory actions, removal costs, compliance costs, or penalties. As of December 31, 2025, we have not recorded any accruals for such costs and will only accrue such costs when they become probable and reasonably estimable. For more information on related litigation and risks, see Note 15—Commitments, Contingencies and Other Items in Item 8 and “Risk Factors” in Item 1A.

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the Lumen matters, we have not accrued any liabilities for these matters as of December 31, 2025.

Tax Law Changes

In July 2025, the U.S. enacted H.R. 1, also known as the “One, Big Beautiful Bill Act” (the “OBBBA”), which permanently allows 100% bonus depreciation, immediate expensing for domestic R&D, and favorable changes to interest expense limitations. These provisions did not have a material impact on our 2025 effective tax rate but are expected to significantly reduce our federal income tax liability.

The Organization for Economic Co-operation and Development ("OECD") has issued Pillar Two model rules introducing a new global minimum corporate tax of 15% for tax years effective after December 31, 2023. While the U.S. has not adopted Pillar Two legislation, certain countries in which we operate have already adopted legislation to implement Pillar Two. On January 5, 2026, the OECD announced the Side-by-Side ("SbS") package, implemented as administrative guidance and modifying the operation of Pillar Two rules that would fully exempt U.S.-parented groups from the application of certain Pillar Two top-up taxes. The SbS package also extends the current Transitional Country-by-Country Reporting ("CbCR") Safe Harbor by one year, through the end of fiscal year of 2027.The Pillar Two rules have increased our compliance requirements but did not materially impact our 2025 results. We continue to monitor evolving global and domestic tax legislation and administrative guidance.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, and expenses. Certain policies and estimates are considered critical because they involve significant judgments and assumptions and could materially impact our financial statements. These include:

•goodwill and intangible assets;

•affiliate transactions; and

•income taxes.

While we believe our estimates are reasonable based on information available at the time they were made, actual results may differ and could be material.

Goodwill and Intangible Assets

We have a significant amount of goodwill, which was derived from Lumen's acquisition of us where the purchase price exceeded the fair value of the net assets acquired. Goodwill is assessed at least annually for impairment. As of December 31, 2025, goodwill and intangible assets totaled $3.7 billion (excluding goodwill and intangible assets classified as held for sale), representing 24% of our total assets. The impairment analyses of these assets are considered critical because of their significance to us, the subjective nature of certain assumptions used to estimate fair value, and because it can materially impact reported results and future expense.

Amortization

Intangible assets acquired in business combinations — such as goodwill and capitalized software — are recorded at estimated fair value at acquisition. Other intangible assets not arising from business combinations are initially recorded at cost and are subsequently amortized over their useful lives.

We amortize finite-lived intangible assets using the straight-line method over the following estimated lives:

•Capitalized software: 3 - 7 years

The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews.

Impairment Testing

Goodwill

Goodwill is tested annually as of October 31, or more frequently if events or changes in circumstances indicate potential impairment. We first consider qualitative factors. If necessary, we perform a quantitative test comparing the reporting unit’s estimated fair value to its carrying amount. If fair value is lower, we record a non-cash impairment charge for the difference.

Fair Value Estimation

Depending on the facts and circumstances, we typically estimate the fair value of our reporting unit by considering either or both of (i) a discounted cash flow method and (ii) a market approach.

Under the discounted cash flow method, we estimate fair value by calculating the present value of projected cash flows over a discrete period plus a terminal value based on normalized future cash flows.

Discounted Cash Flow Method

•Cash flow projections: Derived from estimates developed from our long-range plan, informed by industry trends — including wireline-specific factors — competitive landscape, product lifecycles, operational initiatives, and capital allocation strategies. These projections consider recent historical results and are consistent with our short-term financial forecasts and long-term business strategies.

•Discount rate: Determined using a weighted average cost of capital, reflecting market participant assumptions for cost of equity and after-tax cost of debt, and incorporating risks inherent in the projections.

•Terminal value: Represents expected normalized cash flows beyond the discrete projection period.

•Uncertainty: Actual cash flows may differ significantly from projections due to inherent uncertainties.

Market Approach

Under the market approach, we estimate fair value of a reporting unit based upon a market multiple applied to the reporting unit's revenue and EBITDA, adjusted for an appropriate control premium based on recent market transactions.

•Market multiples: Derived using publicly traded companies whose services and operating characteristics are comparable to ours.

•Revenue and EBITDA: Derived using actual results and estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of certain strategic initiatives.

•Weighting: Revenue and EBITDA multiples are weighted based on the characteristics of each reporting unit.

•Control premium: Our implied control premium is a factor used to evaluate our fair value assessment and is evaluated for reasonableness, as described in the "Reconciliation" bullet below.

Our development of fair value estimates under both the discounted cash flow method and the market approach method are subject to inherent uncertainties and rely on assumptions about industry trends, competitive conditions, product lifecycles, and capital allocation. Actual results could vary significantly from our estimates.

•Reconciliation: Estimated fair values are reconciled to our market capitalization to ensure reasonableness compared to market transactions.

Sensitivity and Risk Factors

Changes in assumptions used in the discounted cash flow method or market approach — such as asset and liability allocations — can materially affect fair value estimates, and actual results could vary significantly from our estimates and assumptions.

We perform sensitivity analyses using a range of discount rates and EBITDA multiples and believe our methods and assumptions are reasonable. However, any changes to these inputs can significantly impact whether impairment charges are required and the magnitude of those charges.

For additional information on our goodwill balances by segment and results of our impairment analyses, see Note 3—Goodwill and Intangible Assets in Item 8.

Affiliate Transactions

We recognized intercompany charges for the amounts billed to us by our affiliates and we recognized intercompany revenue for services we bill to our affiliates.

Because of the significance of these transactions, our results of operations, financial position, and cash flows are not necessarily indicative of the amounts we would have achieved had we operated as a stand-alone entity. Regarding telecommunications services that we provide to our affiliates, we saw a reduction to affiliate revenue for the year ended December 31, 2025. This was primarily due to the 2024 repricing of certain services provided to our affiliates to align with lower market rates including certain transport services, along with the termination of certain affiliate circuits that we no longer required to provide services to our external customers. See Note 14—Affiliate Transactions in Item 8 for additional information.

Affiliate transactions are considered a critical accounting estimate because they involve significant judgment in determining pricing, allocation of costs, and the nature of services exchanged, all of which can materially impact reported results.

Income Taxes

We are included in the consolidated federal income tax return of Lumen Technologies. Lumen Technologies treats our consolidated results as if we were a separate taxpayer. We are required to pay our tax liabilities to Lumen Technologies based upon our separate return taxable income. We are also included in the combined state tax returns filed by Lumen Technologies.

Given the significant judgment, inherent complexity, uncertainty of outcomes, varying internal and external factors, and overall potential to materially impact our financial results, we consider the measurement of deferred taxes to be critical accounting estimates.

Deferred Taxes

Our provision for income taxes includes amounts for current and deferred tax consequences. Deferred tax assets and liabilities reflect future tax effects of:

•tax credit carryforwards, and

•differences between financial statement carrying values of assets and liabilities and tax bases of those assets and liabilities.

Deferred taxes are computed using enacted tax rates expected to apply in the year in which the temporary differences are expected to affect taxable income. Changes in tax rates impacting deferred income tax assets and liabilities are recognized in earnings in the period of enactment.

The measurement of deferred taxes requires significant judgment related to the realization of tax basis. We evaluate whether tax positions taken in filed returns are more likely than not to be sustained upon audit. Determining applicable tax rates and timing of reversals involves judgment about future income apportionment among jurisdictions. Changes in our practices or these judgments could materially affect our financial condition and results of operations.

We evaluate tax matters on a quarterly basis; see Note 13—Income Taxes in Item 8 for additional details.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2025, we were not exposed to any significant market risk from changes in interest rates, as we did not have variable rate long-term debt obligations, and we have immaterial exposure to fluctuations in certain foreign currencies.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
Qwest Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Testing of revenue
As discussed in Note 4 to the consolidated financial statements, the Company recorded $4.7 billion of operating revenues for the year ended December 31, 2025. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

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

Sufficiency of audit evidence over the implementation of enterprise resource planning system
The Company implemented the first phase of a new enterprise resource planning system (the ERP implementation) during the fourth quarter of 2025. The ERP implementation impacted a high volume of transactions, substantially all financial statement account balances, and certain disclosures.

We identified the evaluation of the sufficiency of audit evidence over the ERP implementation as a critical audit matter. Complex auditor judgment and the involvement of information technology (IT) professionals with specialized skills and knowledge were required to evaluate general IT controls and IT application controls of certain IT applications.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the ERP implementation. We involved IT professionals with specialized skills and knowledge, who assisted in:
•obtaining an understanding of the relevant IT applications
•evaluating the design and testing the operating effectiveness of certain general IT controls, including controls related to program development, change management, and logical access
•evaluating the design and testing the operating effectiveness of certain IT application controls, including inspecting and evaluating configurations and interfaces.
We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of the audit effort.

Goodwill Impairment
As discussed in Notes 2 and 3 to the consolidated financial statements, the goodwill balance at December 31, 2025, was $3.6 billion. The Company assesses goodwill for impairment at least annually, or more frequently, if events or changes in circumstances indicate the carrying value of its reporting unit likely exceeds its fair value. On the annual goodwill impairment assessment date, the Company estimated the fair value of its reporting unit by considering both a discounted cash flow method and a market approach. The annual impairment test determined the carrying value of the Company’s reporting unit exceeded its estimated fair value. As a result, the Company recorded an impairment charge of $2.0 billion.

We identified the assessment of the Company’s annual impairment testing related to the carrying value of goodwill as a critical audit matter. Subjective auditor judgment was required in evaluating certain assumptions used to estimate the fair value of the reporting unit. Those assumptions included: projected cash flows, the discount rate, and the earnings before interest, taxes, depreciation and amortization (EBITDA) market multiple. The evaluation of these assumptions was challenging due to their subjective nature. Additionally, differences in judgment used to determine these assumptions could have had a significant effect on the reporting unit’s estimated fair value. Specialized skills and knowledge were required in the assessment of the discount rate and the EBITDA market multiple.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the annual impairment testing of goodwill. This included controls related to the Company’s development of projected cash flows and the determination of the discount rate and EBITDA market multiple. We assessed the Company’s ability to accurately project cash flows by comparing the Company’s historical projected cash flows to actual results. We also evaluated the Company’s projected cash flows by comparing them to the Company’s underlying business strategies, historic trends and publicly available industry and analyst reports. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the discount rate by independently developing a discount rate range using publicly available market data for comparable entities
•evaluating the EBITDA market multiple by comparing to EBITDA market multiple range developed using publicly available market data for comparable entities

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Denver, Colorado
February 20, 2026

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$2,813	3,259	3,756
Operating revenue - affiliates	1,935	2,249	2,159
Total operating revenue	4,748	5,508	5,915
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,449	1,505	1,608
Selling, general and administrative	456	438	478
Net loss on disposal group held for sale	235	—	—
Operating expenses - affiliates	920	761	796
Depreciation and amortization	685	753	823
Goodwill impairment	2,012	—	2,405
Total operating expenses	5,757	3,457	6,110
OPERATING (LOSS) INCOME	(1,009)	2,051	(195)
OTHER INCOME (EXPENSE)
Interest expense	(91)	(62)	(95)
Interest income - affiliate, net	89	24	15
Other income, net	36	1	5
Total other income (expense), net	34	(37)	(75)
(LOSS) INCOME BEFORE INCOME TAXES	(975)	2,014	(270)
Income tax expense	352	527	561
NET (LOSS) INCOME	$(1,327)	1,487	(831)

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39	26
Accounts receivable, less allowance of $37 and $29	199	227
Assets held for sale	2,587	—
Advances to affiliates	666	902
Note receivable - affiliates	937	—
Other current assets, net	77	152
Total current assets	4,505	1,307
Property, plant and equipment, net of accumulated depreciation of $8,910 and $8,910	7,446	8,865
GOODWILL AND OTHER ASSETS
Goodwill	3,638	6,955
Intangible assets, net	111	84
Other assets, net	120	151
Total goodwill and other assets	3,869	7,190
TOTAL ASSETS	$15,820	17,362
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	239
Accounts payable	152	221
Accrued expenses and other liabilities
Salaries and benefits	129	130
Income and other taxes	110	106
Other current liabilities	109	117
Liabilities held for sale	10	—
Current portion of deferred revenue	143	153
Total current liabilities	653	966
LONG-TERM DEBT	1,688	1,688
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,461	1,336
Affiliate obligations, net	399	444
Other liabilities	703	685
Total deferred credits and other liabilities	2,563	2,465
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	866	2,193
Total stockholder's equity	10,916	12,243
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$15,820	17,362

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(1,327)	1,487	(831)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	685	753	823
Net loss on disposal group held for sale	235	—	—
Goodwill impairment	2,012	—	2,405
Deferred income taxes	125	37	22
Provision for uncollectible accounts	39	45	66
Changes in current assets and liabilities:
Accounts receivable	(23)	(11)	20
Accounts payable	(50)	14	14
Accrued income and other taxes	4	10	7
Other current assets and liabilities, net	57	(49)	(97)
Changes in other assets and liabilities, net	26	(8)	17
Changes in affiliate obligations, net	(49)	(55)	(62)
Other, net	28	(29)	5
Net cash provided by operating activities	1,762	2,194	2,389
INVESTING ACTIVITIES
Capital expenditures	(824)	(1,047)	(1,062)
Changes in advances to affiliates	236	(902)	569
Net increase in note receivable - affiliates	(937)	—	—
Proceeds from sale of property, plant and equipment and other assets	13	58	27
Net cash used in investing activities	(1,512)	(1,891)	(466)
FINANCING ACTIVITIES
Payments of long-term debt	(238)	(226)	(2)
Dividends paid	—	—	(1,980)
Changes in advances from affiliates	—	(61)	61
Net cash used in financing activities	(238)	(287)	(1,921)
Net increase in cash, cash equivalents and restricted cash	12	16	2
Cash, cash equivalents and restricted cash at beginning of period	28	12	10
Cash, cash equivalents and restricted cash at end of period	$40	28	12
Supplemental cash flow information:
Income taxes paid, net	$(199)	(497)	(509)
Interest paid, including affiliate interest (net of capitalized interest of $35, $75 and $54)	(98)	(63)	(97)
Supplemental noncash information of financing activities:
Dividend to parent in exchange for advances to affiliates	$—	—	(1,980)
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$39	26	10
Restricted cash - noncurrent	1	2	2
Total	$40	28	12
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	2,193	706	3,517
Net (loss) income	(1,327)	1,487	(831)
Dividends declared and paid to Qwest Services Corporation	—	—	(1,980)
Balance at end of period	866	2,193	706
TOTAL STOCKHOLDER'S EQUITY	$10,916	12,243	10,756
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

We reclassified certain prior period amounts to conform to the current period presentation, including our revenue by product and service categories. See Note 4—Revenue Recognition for additional information. These changes had no impact on total operating revenue, total operating expenses, or net income (loss) for any period.

Operating Expenses

Our current definitions of operating expenses are as follows:

Cost of services and products (exclusive of depreciation and amortization): Expenses incurred in providing products and services to our customers. These expenses include:

•employee-related expenses directly attributable to operating and maintaining our network (e.g., salaries, wages, benefits and professional fees);

•facilities expenses (e.g., third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers);

•rents and utilities expenses;

•equipment sales expenses (e.g., modem expenses); and

•other expenses directly related to our operations.

Selling, general and administrative expenses: Corporate overhead and other operating expenses. These expenses include:

•employee-related expenses directly attributable to selling products or services and employee-related expenses for administrative functions (e.g., salaries, wages, internal commissions, benefits and professional fees);

•marketing and advertising;

•property and other operating taxes and fees;

•external commissions;

•legal expenses associated with general matters;

•bad debt expense; and

•other selling, general and administrative expenses.

These expense classifications may not be comparable to those of other companies.

Segments

Our operations are integrated into and reported as part of Lumen Technologies. Lumen's Chief Executive Officer is our chief operating decision maker ("CODM") and reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission. Our CODM assesses performance and allocates resources in conjunction with and based on the operations of Lumen Technologies. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.

Summary of Significant Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and require management to make estimates and assumptions that affect reported amounts of assets, liabilities, equity, revenue, expenses, and cash flows and related disclosures. These estimates are based on information available at the time, including historical and forward-looking factors, that we believe are reasonable; however, these estimates may differ materially from actual results.

We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 13—Income Taxes and Note 15—Commitments, Contingencies and Other Items for additional information.

For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third-party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

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

Assets Held for Sale

Assets and related liabilities are classified as held for sale when:

•management commits to a plan to sell the assets;

•the assets are available for immediate sale;

•an active program to locate a buyer is initiated; and

•the sale is probable within one year.

Assets and related liabilities held for sale are presented separately at the lower of (i) carrying amount or (ii) fair value less costs to sell. If the carrying amount exceeds fair value less cost to sell, a loss is recognized. Depreciation and amortization cease once assets are classified as held for sale. Assets classified as held for sale are remeasured each reporting period to ensure they are stated at the lower of (i) carrying amount or (ii) fair value less costs to sell.

Unless otherwise specified, the amounts and information presented in the notes do not include assets and liabilities that were classified as held for sale. See Note 2—Divestiture for details on our recently completed divestiture.

Revenue Recognition

We recognize revenue primarily from contracts with customers for communications and related services in accordance with Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" (“ASC 606”). Revenue is measured based on the consideration we expect to receive and is recognized when control of goods or services transfers to the customer. We also earn revenue from leasing arrangements (e.g., fiber capacity and conduit leases and colocation agreements) and governmental subsidies, which are outside the scope of ASC 606.

Under ASC 606, revenue is recognized using the following five-step model:

•identification of the contract with a customer;

•identification of the performance obligations in the contract;

•determination of the transaction price;

•allocation of the transaction price to the performance obligations in the contract; and

•recognition of revenue when, or as, we satisfy a performance obligation.

Service and Equipment Revenue

We provide a broad range of communications services to business and residential customers. Certain contracts include equipment sales, which are not significant to our operations. We recognize revenue for services when we provide the applicable service or when control of a product is transferred.

For arrangements using third-party vendors, we assess whether we act as a principal or agent to determine whether revenue is reported on a gross or net basis.

Performance Obligations

Customer contracts are evaluated to determine whether the performance obligations are separable. If the performance obligations are deemed separable and separate earnings processes exist, the transaction price is allocated to each performance obligation based on its relative standalone selling price. The revenue associated with each performance obligation is then recognized as when, or as, the performance obligation is satisfied.

Deferred Revenue and Fees

Payments received in advance — such as design, planning, engineering, activation, or installation fees — are deferred unless they represent separate performance obligations. When these payments are not separate obligations, we recognize them over the contract term or estimated useful life, typically one to five years, based on historical experience. Termination fees or other charges negotiated with new contracts are also deferred and recognized over the new contract term.

Billing Practices

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

Contract Costs

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 47 months for Mass Markets customers and 34 months for Business customers. These deferred costs are periodically monitored to reflect any significant change in assumptions.

Contract Modifications

In certain cases, customers may be permitted to modify their contracts. We evaluate the change in scope or price to identify whether the modification should be treated as a separate contract, as a termination of the existing contract and creation of a new contract, or as a change to the existing contract.

Indefeasible Rights of Use and Leases

We periodically sell transmission capacity on our network through indefeasible rights of use (“IRU”s), which grant the exclusive right to use a specified amount of capacity or fiber for a typical term of 20 years. Cash consideration received on transfers of transmission capacity is recognized as ASC 606 revenue, adjusted for time value of money and recognized ratably over the term. Cash consideration received on transfers of dark fiber is treated as non-ASC 606 lease revenue, which we also recognized ratably over the lease term. We treat contemporaneous exchanges of transmission capacity assets as non-revenue generating activities and therefore do not recognize revenue for these exchanges.

Service Level Commitments

We have service level commitments pursuant to contracts with certain of our customers. To the extent that we determine that such service levels were not achieved or may not have been achieved, we estimate the amount of credits to be issued and record a corresponding reduction to revenue in the period that the service level commitment was not met or may not be met.

See Note 4—Revenue Recognition for additional information.

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

We recognize intercompany charges at the amounts billed to us by our affiliates and we recognize intercompany revenue for services we bill to our affiliates. For additional information, see Note 14—Affiliate Transactions.

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

On September 30, 2022, Qwest Corporation repaid the outstanding principal and interest on the Note Payable - Affiliate to an affiliate of our ultimate parent company, Lumen Technologies, Inc., under a revolving promissory note. For additional information, see "Note Payable - Affiliate" in Note 7—Long-Term Debt and Note Payable - Affiliate.

Legal Costs

In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on finance, regulatory, litigation, and other matters. Subject to certain exceptions, we expense these costs as the related services are received.

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

Restricted Cash

Restricted cash consists primarily of cash and investments that collateralize certain performance and operating obligations. Restricted cash is recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recognized based upon the amount due from customers for the services provided or at cost for purchased and other receivables less an allowance for credit losses. We use a loss rate method to estimate our allowance for credit losses. For more information on our methodology for estimating our allowance for credit losses, see Note 6—Credit Losses on Financial Instruments.
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

Property, Plant and Equipment

Purchased and constructed property, plant, and equipment are recorded at cost and assets acquired through business combinations are recorded at their estimated fair value as of the acquisition date. In both instances we include the estimated value of any associated legally or contractually required retirement obligations.

Expenditures for maintenance and repairs are expensed as incurred. Supplies used internally are carried at average cost, except for significant individual items which are carried at actual cost.

Depreciation Methods

•Prior to January 1, 2024: Most assets were depreciated using the straight-line group method. Under this approach, assets with similar characteristics and useful lives were pooled together and depreciated over the group’s average remaining useful life. When assets were sold or retired in the normal course of business, their cost was removed from both the asset and accumulated depreciation accounts, with no gain or loss recognized.

•Effective January 1, 2024: We re-established all of our assets individually, including accumulated depreciation, and transitioned to depreciating all assets individually using the straight-line method over each asset’s estimated useful life. When assets are sold in the normal course of business, a gain or loss is recognized in our consolidated statements of operations.

Leasehold Improvements and Capital Projects

Leasehold improvements are amortized over the shorter of the assets’ useful lives or the expected lease term. During the construction phase of network and other internal-use capital projects, we capitalize related employee and interest costs.

Useful Lives

We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, and assumptions about technology evolution. Our remaining useful life assessments evaluate the possible loss in service value of assets that may precede the physical retirement. Assets shared among many customers may lose service value as those customers reduce their use of the asset. However, the asset is not retired until all customers no longer utilize the asset and we determine there is no alternative use for the asset.

Impairment Testing

We review long-lived tangible assets for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For assessment purposes, long-lived assets are grouped with other assets and liabilities at the lowest identifiable level for which we generate cash flows independently of other groups of assets and liabilities. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its estimated fair value. Recoverability of the asset group to be held and used is assessed by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, we recognize an impairment charge for the amount by which the carrying amount of the asset group exceeds its estimated fair value.

Goodwill and Other Intangible Assets

We initially record intangible assets arising from business combinations, such as goodwill and capitalized software at estimated fair value. We amortize capitalized software using the straight-line method over estimated lives ranging from three to seven years. Other intangible assets not arising from business combinations are initially recorded at cost.

Internal Use Software

Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line method over its estimated useful life. We capitalized costs of employees devoted to software development and external direct costs for materials and services. Costs are expensed until the project reaches the development stage. Subsequent additions, modifications, or upgrades are capitalized only if they add new functionality. Software maintenance, data conversion, and training costs are expensed as incurred. We review the remaining economic lives of our capitalized software annually. Capitalized software is included in other intangible assets, net, in our consolidated balance sheets.

Impairment Testing

We test goodwill for impairment annually as of October 31, or more frequently if events suggest a reporting unit’s fair value may fall below its carrying value. If the carrying value of a reporting unit exceeds its fair value of equity, we write-down goodwill. The impairment assessment is performed at the reporting unit level. We have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment. See Note 3—Goodwill and Intangible Assets for additional information.

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

For further information on qualified pension, post-retirement and other post-employment benefit plans, see Note 11—Employee Benefits to the consolidated financial statements in Item 8.

Recently Adopted Accounting Pronouncements

Segments

On January 1, 2024, we adopted Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies quantitative thresholds to determine reportable segments. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires that public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU became effective for us in the annual period of fiscal 2025. Refer to Note 13—Income Taxes for more information.

Business Combinations

In August 2023, the FASB issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture). The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. This ASU became effective for us in the first quarter of fiscal 2025. The adoption of this ASU did not have any impact on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-12 “Codification Improvements.” The ASU represents changes to the Codification that clarify, correct errors, or make minor improvements. The amendments make the Codification easier to understand and apply. The amendments in ASU 2025-12 are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. Except for the amendments to Topic 260, "Earnings Per Share" this ASU can be applied either prospectively or retrospectively with transition method elected on an issue-by-issue basis. The Company is currently evaluating ASU 2025-12 to determine the impact it may have on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." This ASU clarifies that the interim reporting requirements in Topic 270 apply to all entities that issue interim financial statements prepared in accordance with U.S. GAAP and consolidates such requirements within Topic 270. The amendments provide a comprehensive list within Topic 270 of required interim disclosures, establish a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results and clarifies the form and content requirements applicable to interim financial statements. The amendments in ASU 2025-11 are effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating ASU 2025-11 to determine the impact it may have on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities." This ASU establishes authoritative guidance on the accounting for government grants received by business entities. The amendments in ASU 2025-10 are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU can be applied using a modified prospective approach, a modified retrospective approach, or a retrospective approach. The Company is currently evaluating ASU 2025-10 to determine the impact it may have on our consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." This ASU introduces five targeted improvements to better align hedge accounting with entities’ risk management activities. The amendments in ASU 2025-09 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted and should be applied on a prospective basis for all hedging relationships. The Company intends to early adopt ASU 2025-09 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, "Financial Instruments — Credit Losses (Topic 326): Purchased Loans." This ASU requires that loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition (i.e., record the loan at its purchase price and separately record an allowance for expected credit losses). Seasoned loans include all loans acquired in a business combination, that do not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination, where the purchaser was not involved in the origination of the loans. The amendments in ASU 2025-08 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU should be applied prospectively to loans that are acquired on or after the initial application date. The Company intends to early adopt ASU 2025-08 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815)" and "Revenue from Contracts with Customers (Topic 606)." The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This ASU also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. This ASU is permitted to be applied either prospectively to new contracts entered into on or after the date of adoption or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company intends to early adopt ASU 2025-07 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" which amends the guidance in ASC 350-40, "Intangibles — Goodwill and Other — Internal-Use Software." This ASU modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. This ASU is permitted to be applied prospectively, retrospectively or through a modified transition approach. The Company intends to early adopt ASU 2025-06 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 "Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This ASU provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early prospective adoption permitted. The Company is currently evaluating ASU 2025-05 to determine the impact it may have on our consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03 "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity." This ASU revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require an entity to consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The amendments in ASU 2025-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early prospective adoption permitted. The Company intends to early adopt ASU 2025-03 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. The amendments in ASU 2024-04 are effective for the annual period of fiscal 2026, and early adoption is permitted. This ASU is permitted to be applied on either a prospective or retrospective basis. As of December 31, 2025, we do not hold convertible debt instruments and do not expect this ASU will have any impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses." This ASU requires additional footnote disclosure of the details of certain income statement expense line items as well as additional disclosure about selling expenses. The amendments in ASU 2024-03 are effective for the annual period of fiscal 2027, and early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. The Company is currently evaluating ASU 2024-03 and the impact the adoption of this standard will have on our disclosures.

Note 2—Divestiture

On May 21, 2025, we and certain of our affiliates entered into a definitive agreement to sell to AT&T the Lumen Mass Markets Fiber-to-the-Home business, operated by us and certain of our affiliates in 11 states (the "Territory") for $5.75 billion in cash, subject to working capital and other negotiated purchase price adjustments. The portion of this amount attributable to us cannot currently be calculated, and will be dependent upon several variables.

The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, including if there are changes in other assumptions that impact our estimates.

We do not believe this divestiture transaction represents a strategic shift for us and therefore, does not meet the criteria to be classified as a discontinued operation. As a result, we continued to report our operating results for the Mass Markets Fiber-to-the-Home business in the Territory (the "disposal group") in our consolidated operating results through the disposal date.

As of December 31, 2025 in the accompanying consolidated balance sheet, the assets and liabilities of the disposal group are classified as held for sale and measured at the lower of (i) the carrying value when we classified the disposal group as held for sale or (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the disposal group as held for sale on May 21, 2025, we suspended recording depreciation of property, plant and equipment while these assets are classified as held for sale. We estimate that we would have recorded an additional $69 million of depreciation for the year ended December 31, 2025, if the disposal group did not meet the held for sale criteria.

As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we recorded a loss on disposal group held for sale of $235 million in our consolidated statement of operations during the year ended December 31, 2025.

Under the terms of the purchase agreement related to the sale of the Mass Market Fiber-to-the-Home business in the Territory, Lumen agreed to grant the purchaser an IRU certain Lumen retained fiber assets following the closing of the transaction in order to service the transferred customer contracts. The value of these retained Lumen assets subject to the IRU is excluded from assets held for sale in the table below.

The principal components of the held for sale assets and liabilities of the disposal group as of December 31, 2025 are as follows:

December 31, 2025
(Dollars in millions)
Assets held for sale
Accounts receivable, less allowance of $1	$11
Other current assets, net	8
Property, plant and equipment, net of accumulated depreciation of $602	1,470
Goodwill, net of loss on disposal of $235	1,070
Other assets, net	28
Total Assets held for sale	$2,587

Liabilities held for sale
Other current liabilities	$4
Current portion of deferred revenue	6
Total Liabilities held for sale	$10

Subsequent Event

On February 2, 2026, we and certain of our affiliates completed the sale of Lumen's Mass Markets Fiber-to-the-Home business in 11 states to AT&T in exchange for pre-tax cash proceeds of approximately $5.75 billion, subject to working capital and other negotiated post-closing adjustments. In connection with the sale, Lumen has entered into a transition services agreement under which it will provide to the purchaser various support services and certain long-term agreements under which Lumen and the purchaser will provide to each other various network and other commercial services.

Note 3—Goodwill and Intangible Assets

Goodwill and intangible assets, net on our consolidated balance sheets consisted of the following:

	December 31,
	2025	2024
	(Dollars in millions)
Goodwill, less accumulated impairment losses of $4,417 and $2,405(1)	$3,638	6,955
Intangible assets, less accumulated amortization of $1,642 and $1,841	$111	84
_______________________________________________________________________________
(1) As of December 31, 2025, this amount excluded goodwill classified as held for sale of $1.1 billion; see Note 2—Divestiture.

As of December 31, 2025 and 2024, the gross carrying amount of goodwill and other intangible assets was $5.4 billion and $8.9 billion, respectively, excluding the amounts classified as held for sale.

Goodwill

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

Goodwill Impairment Analysis

2025 Goodwill Impairment Analysis

Fourth Quarter Analysis

At October 31, 2025, we estimated the fair value by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which supported a range of fair values derived from annualized revenue and earnings before interest, tax, depreciation and amortization ("EBITDA") multiples between 1.6x and 3.1x and 5.1x and 7.9x, respectively. We selected a revenue multiple and an EBITDA multiple in line with these comparable market multiples. The discounted cash flow method is based on the present value of projected cash flows and a terminal value equal to the present value of all normalized cash flows after the projection period. Based on our assessment performed, the estimated fair value of our equity was less than our carrying value of equity at October 31, 2025. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $2.0 billion on October 31, 2025.

Second Quarter Analysis

During the second quarter of 2025, we determined that the classification of the Lumen Mass Markets Fiber-to-the-Home business in the Territory as held for sale, as described in Note 2—Divestiture, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of April 30, 2025. We performed a pre-classification goodwill impairment test using the market approach to test for impairment prior to the classification of these assets as held for sale and to determine the April 30, 2025 fair values to be utilized for goodwill impairment testing. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which supported a range of fair values derived from annualized revenue and EBITDA multiples between 1.8x and 3.1x and 5.8x and 8.0x, respectively.

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

The following table shows the rollforward of goodwill from December 31, 2023 through December 31, 2025:

(Dollars in millions)
As of December 31, 2023(1)	$6,955
As of December 31, 2024(1)	6,955
Impairment	(2,012)
Reclassified as held for sale(2)	(1,305)
As of December 31, 2025(1)	$3,638
______________________________________________________________________
(1)Goodwill as of December 31, 2025, December 31, 2024 and December 31, 2023 is net of accumulated impairment losses of $4.4 billion, $2.4 billion and $2.4 billion, respectively.
(2)Reflects initial goodwill reclassified as held for sale on May 21, 2025, related to our recently completed divestiture. See Note 2—Divestiture.

Intangible Assets

We annually review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our annual reviews. As of December 31, 2025, the weighted average remaining useful life was four years for capitalized software, which is our primary intangible asset.

Amortization Expense

Total amortization expense for finite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023 was $33 million, $41 million and $67 million, respectively.

We estimate that future total amortization expense for finite-lived intangible assets will be as follows:

(Dollars in millions)
2026	$20
2027	17
2028	14
2029	11
2030	9
2031 and thereafter	40
Total finite-lived intangible assets future amortization expense	$111

Note 4—Revenue Recognition

As of December 31, 2025, we categorize our revenue derived from our operations based on the customers we serve, as follows: (i) revenue derived from serving our Mass Markets customers, are categorized primarily within the first three categories listed below, (ii) revenue derived from servicing our Business customers are categorized primarily in the 'Harvest', 'Nurture' and 'Grow' categories listed below, and (iii) revenue derived from servicing our affiliates are categorized in the 'Affiliate Services' category listed:
•Other Broadband: Under which we provide primarily lower speed broadband services to residential and small business customers utilizing our copper-based network infrastructure;

•Voice and Other: Under which we derive revenues from (i) providing local and long-distance services, professional services, and other ancillary services, (ii) federal broadband and state support payments, and (iii) equipment, IT solutions and other services;

•Fiber Broadband: Under which we provide high speed broadband services to residential and small business customers utilizing our fiber-based network infrastructure;

•Harvest: Includes our legacy services managed for cash flow, including Time Division Multiplexing voice and private line services;

•Nurture: Includes our more mature offerings, including primarily ethernet;

•Grow: Includes existing and emerging products and services in which we are significantly investing, including our dark fiber and wavelengths services; and

•Affiliate Services: Includes (i) communications services that we provide to our affiliates and also provide to external customers and (ii) application development and support services that we provide to our affiliates, as described further in Note 14—Affiliate Transactions.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category as well as the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Year Ended December 31, 2025
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$763	(68)	695
Voice and Other	442	(2)	440
Fiber Broadband	314	(12)	302
Harvest	834	(117)	717
Nurture	330	(9)	321
Grow	130	(8)	122
Affiliate Services	1,935	(47)	1,888
Total revenue	$4,748	(263)	4,485
Timing of revenue
Goods and services transferred at a point in time			$10
Services performed over time			4,475
Total revenue from contracts with customers			$4,485

	Year Ended December 31, 2024
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$933	(79)	854
Voice and Other	516	(14)	502
Fiber Broadband	377	(12)	365
Harvest	942	(118)	824
Nurture	357	(8)	349
Grow	134	(6)	128
Affiliate Services	2,249	(48)	2,201
Total revenue	$5,508	(285)	5,223
Timing of revenue
Goods and services transferred at a point in time			$13
Services performed over time			5,210
Total revenue from contracts with customers			$5,223

	Year Ended December 31, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$1,111	(95)	1,016
Voice and Other	587	(16)	571
Fiber Broadband	473	(12)	461
Harvest	1,049	(139)	910
Nurture	393	(8)	385
Grow	143	—	143
Affiliate Services	2,159	(45)	2,114
Total revenue	$5,915	(315)	5,600
Timing of revenue
Goods and services transferred at a point in time			$23
Services performed over time			5,577
Total revenue from contracts with customers			$5,600
_______________________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

We do not have any single external customer that comprises more than 10% of our total consolidated operating revenue. Substantially all of our consolidated revenue comes from customers located in the United States.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts classified as held for sale:

	December 31,
	2025	2024
	(Dollars in millions)
Customer receivables, less allowance of $30 million and $23 million(1)(2)	$221	205
Contract liabilities(3)	225	244
______________________________________________________________________
(1)Customer receivables includes affiliate receivables.
(2)As of December 31, 2025, this amount excluded $11 million of customer receivables, net associated with the disposal group classified as held for sale.
(3)     As of December 31, 2025, this amount excluded $6 million of contract liabilities associated with the disposal group classified as held for sale.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the years ended December 31, 2025 and December 31, 2024, we recognized $176 million and $175 million, respectively, of revenue that was included in contract liabilities of $244 million and $269 million as of January 1, 2025 and 2024, respectively.

Performance Obligations

As of December 31, 2025, we expect to recognize approximately $1.7 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of December 31, 2025, the transaction price related to unsatisfied performance obligations that are expected to be recognized in 2026, 2027, and thereafter was $752 million, $490 million, and $461 million, respectively.

These amounts exclude:

•the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed);

•contracts that are classified as leasing arrangements that are not subject to ASC 606; and

•the value of unsatisfied performance obligations for contracts which relate to the disposal group.

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance	$51	46	58	46
Costs incurred	20	43	32	34
Amortization	(30)	(34)	(39)	(34)
Change in contract costs held for sale	(6)	(7)	—	—
End of period balance(1)	$35	48	51	46
______________________________________________________________________
(1)    The ending balance for the year ended December 31, 2025 excluded acquisition costs and fulfillment costs associated with the disposal group classified as held for sale of $6 million and $7 million, respectively.

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third-party and internal costs associated with the provision, installation and activation of communications services to customers, including labor and materials consumed for these activities.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average contract life of 47 months for Mass Markets customers and average contract life of 34 months for Business customers, respectively. We include amortized fulfillment costs in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. We include the amount of these deferred costs that are anticipated to be amortized in the next 12 months in Other current assets, net and the deferred costs expected to be amortized beyond the next 12 months in Other assets, net on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

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

For the year ended December 31, 2025 and 2024, we recorded non-customer revenue of $28 million and $31 million, respectively, under government assistance programs, of which 44% and 29%, respectively, was associated with state universal service fund support programs.

The federal government has introduced several programs to expand broadband access, including the Rural Digital Opportunity Fund (“RDOF”) program, an FCC initiative that provides federal financial support to fund broadband deployment in rural America. For the first phase of this program, RDOF Phase I, the FCC ultimately awarded $6.4 billion in support payments to be paid in equal monthly installments over 10 years. In the third quarter of 2024, we relinquished rights to develop certain RDOF census blocks in four states, which resulted in (i) a reduction of our anticipated RDOF Phase I support payments and (ii) an expectation of payment to the federal government. In the second quarter of 2025, we voluntarily relinquished the remainder of our RDOF awards. As a result, we will no longer receive funding through the RDOF program and recognized a reduction to revenue of $11 million in our consolidated statements of operations in the second quarter of 2025. We also incurred fees of $12 million which are reflected in our operating expenses within our consolidated statements of operations. In January 2026, we paid the $23 million of revenue and fees summarized above, along with an additional $3 million relating to our 2024 relinquishment as repayment of funds previously received and remittance of the fees incurred.

We participate in two state sponsored programs for broadband deployment in unserved and underserved areas for which the states have state universal service funds sourced from fees levied on telecommunications providers and passed on to consumers. During the year ended December 31, 2025 and 2024, we participated in these types of programs in the states of Nebraska and New Mexico.

Note 5—Leases

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

Lessee

Lease expense consisted of the following:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Operating and short-term lease cost	$21	23	26
Finance lease cost:
Amortization of right-of-use assets	1	1	1
Total finance lease cost	1	1	1
Total lease cost	$22	24	27

Supplemental consolidated balance sheet information and other information related to leases is included below:

		December 31,
Leases (Dollars in millions)	Balance Sheet Classification	2025	2024
Assets
Operating lease assets	Other assets, net	$65	64
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	5	6
Total leased assets		$70	70

Liabilities
Current
Operating	Other current liabilities	$14	15
Noncurrent
Operating	Other liabilities	51	49
Finance	Long-term debt	2	3
Total lease liabilities		$67	67

Weighted-average remaining lease term (years)
Operating leases		5.5	5.4
Finance leases		8.7	8.4
Weighted-average discount rate
Operating leases		10.24%	10.52%
Finance leases		4.90%	5.05%

Supplemental consolidated cash flow statement information related to leases is included below:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$22	24
Financing cash flows for finance leases	1	1
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$15	20

As of December 31, 2025, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2026	$19	1
2027	18	1
2028	15	—
2029	11	—
2030	7	—
Thereafter	14	—
Total lease payments	84	2
Less: interest	(19)	—
Total	65	2
Less: current portion	(14)	—
Long-term portion	$51	2

As of December 31, 2025, we had no material operating or finance leases that had not yet commenced.

Lessor

We lease various data transmission capacity, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease revenue are included in operating revenue in the consolidated statements of operations. See "Revenue Recognition" in Note 1—Background and Summary of Significant Accounting Policies.

For the years ended December 31, 2025, 2024 and 2023, our gross operating lease revenue was $262 million, $273 million and $304 million, respectively which represents 6%, 5%, and 5% of our operating revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

Included in operating lease revenue is sublease revenue of $9 million, $9 million and $8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 6—Credit Losses on Financial Instruments

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio:

	Business	Mass Markets	Total
	(Dollars in millions)
Balance as of December 31, 2022	$20	16	36
Provision for expected losses	20	46	66
Write-offs charged against the allowance	(26)	(43)	(69)
Recoveries collected	—	1	1
Balance as of December 31, 2023	14	20	34
Provision for expected losses	9	36	45
Write-offs charged against the allowance	(10)	(42)	(52)
Recoveries collected	—	2	2
Balance as of December 31, 2024	13	16	29
Provision for expected losses	9	30	39
Write-offs charged against the allowance	(11)	(21)	(32)
Recoveries collected	—	2	2
Change in allowance in assets held for sale(1)	—	(1)	(1)
Balance as of December 31, 2025	$11	26	37
(1)Represents changes in amounts classified as held for sale associated with the disposal group related to the recently completed Mass Markets Fiber-to-the-Home business in the Territory. See Note 2—Divestiture.

Note 7—Long-Term Debt and Note Payable - Affiliate

The following table reflects our consolidated long-term debt as of the dates indicated below, including unamortized discounts and premiums and unamortized debt issuance costs:

			December 31,
	Interest Rates (1)	Maturities (1)	2025	2024
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2030 - 2057	$1,736	1,973
Finance lease and other	Various	Various	2	3
Unamortized premiums, net			—	1
Unamortized debt issuance costs			(50)	(50)
Total long-term debt			1,688	1,927
Less current maturities			—	(239)
Long-term debt, excluding current maturities			$1,688	1,688
_______________________________________________________________________________
(1) As of December 31, 2025.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2025 (excluding unamortized premiums, net, unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)
2026	$—
2027	1
2028	—
2029	—
2030	98
2030 and thereafter	1,639
Total long-term debt	$1,738

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

Qwest Guarantees of Lumen Debt

Lumen’s obligations under its new credit agreements entered into on March 22, 2024 and its superpriority secured senior notes issued on and after March 22, 2024 are unsecured, but Qwest Corporation and certain of its subsidiaries have provided an unconditional unsecured guarantee of payment of Lumen’s obligations under these agreements and senior notes.

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

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest and interest expense-affiliates, net:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Interest expense:
Gross interest expense	$126	137	149
Capitalized interest	(35)	(75)	(54)
Total interest expense	$91	62	95
Interest income-affiliates, net	$(89)	(24)	(15)

Covenants

The senior notes of Qwest Corporation were issued under indentures dated April 15, 1990 and October 15, 1999. These indentures contain restrictions on the incurrence of liens, the consummation of certain transactions involving Qwest Corporation, and the transfer or lease of Qwest Corporation's property and assets substantially as an entity (but contain no mandatory repurchase provisions). The senior notes of Qwest Capital Funding, Inc. were issued under an indenture dated June 29, 1998 containing terms substantially similar to those set forth in Qwest Corporation's indentures.

None of our long-term debt is secured or guaranteed by other companies.

Compliance

As of December 31, 2025, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

Note 8—Accounts Receivable

The following table presents details of our accounts receivable balances:

	December 31,
	2025(1)	2024
	(Dollars in millions)
Trade and purchased receivables	$307	295
Earned and unbilled credits	(100)	(67)
Other	29	28
Total accounts receivable	236	256
Less: allowance for credit losses	(37)	(29)
Accounts receivable, less allowance	$199	227
_______________________________________________________________________________
(1) These values exclude assets classified as held for sale as of December 31, 2025.

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

Note 9—Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	December 31,
		2025(5)	2024
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$328	329
Fiber, conduit and other outside plant(1)	15-45 years	7,400	8,246
Central office and other network electronics(2)	7-10 years	5,487	5,792
Support assets(3)	3-30 years	2,902	2,878
Construction in progress(4)	N/A	239	530
Gross property, plant and equipment		16,356	17,775
Accumulated depreciation		(8,910)	(8,910)
Net property, plant and equipment		$7,446	8,865
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
(5)These values exclude assets classified as held for sale as of December 31, 2025.

As of December 31, 2025, we classified certain property, plant and equipment, net as held for sale and discontinued recording depreciation on the disposal group. See Note 2—Divestiture.

We recorded depreciation expense of $652 million, $712 million and $756 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 10—Severance

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

Changes in our accrued liabilities for severance expenses were as follows:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Balance at beginning of period	$4	$1
Accrued to expense	14	32
Payments, net	(7)	(29)
Balance at end of period	$11	$4

Note 11—Employee Benefits

Pension and Post-Retirement Benefits

Pension Benefits

QCII's post-retirement benefit plans were merged into Lumen's post-retirement benefit plans on January 1, 2012, and on December 31, 2014, QCII's qualified pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which is now named the Lumen Combined Pension Plan (the "LCPP"). Based on current laws and circumstances, (i) Lumen Technologies was not required to make a cash contribution to the LCPP in 2025 and (ii) Lumen Technologies does not expect it will be required to make a contribution in 2026. The amount of required contributions to the LCPP in 2026 and beyond will depend on earnings on plan investments, prevailing discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Lumen Technologies occasionally makes voluntary contributions in addition to required contributions. Lumen Technologies did not make a voluntary contribution to the LCPP in 2025. Lumen Technologies made a voluntary contribution of $170 million to the LCPP in 2024.

The unfunded status of Lumen's qualified and non-qualified pension plans for accounting purposes was approximately $588 million and $645 million as of December 31, 2025 and 2024, which includes the merged QCII qualified pension plan. The unfunded status of Lumen's post-retirement benefit plans for accounting purposes was $1.7 billion and $1.7 billion as of December 31, 2025 and 2024, respectively.

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

Post-Retirement Benefits

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

Cost Allocation

Lumen Technologies allocates current service costs to subsidiaries relative to employees who are currently earning benefits under the pension and post-retirement benefit plans. The net cost allocated to us is paid on a monthly basis through Lumen's intercompany cash management process.

The affiliate obligations, net in current and noncurrent liabilities on the consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Under the plan, payments are scheduled to be made on a monthly basis. For the years ended December 31, 2025 and 2024, we made settlement payments in the aggregate of $48 million and $52 million, respectively, to QCII under the plan. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.

We are allocated a portion of Lumen's pension and post-retirement services costs. The combined net pension and post-retirement service costs is included in cost of services and products and selling, general and administrative expenses on our consolidated statement of operations, in the amounts for the respective periods presented in the table below:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Allocated pension service costs	$17	20	22
Allocated post-retirement service costs	3	4	4
% of Lumen's total pension and post-retirement service costs	79%	86%	87%

Other Benefit Plans

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

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $94 million, $99 million and $101 million for the years ended December 31, 2025, 2024 and 2023, respectively. Employees' group basic life insurance plans are fully insured and the premiums are paid by Lumen Technologies.

401(k) Plans

Lumen Technologies sponsors a qualified defined contribution plan covering substantially all our employees. Under this plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employees' contributions in cash. We recognized $24 million, $25 million and $27 million in expense related to this plan for the years ended December 31, 2025, 2024 and 2023, respectively.

Subsequent Event

In January 2026, Lumen made a voluntary contribution of $101 million to the trust for the Lumen Combined Pension Plan.

Note 12—Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, advances to and from affiliates, accounts payable, note payable-affiliate and long-term debt (excluding finance lease and other obligations). Due to their short-term nature, the carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, advances to and from affiliates, accounts payable and note payable-affiliate approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of December 31, 2025 and 2024, as well as the input level used to determine the fair values indicated below:

		December 31, 2025		December 31, 2024
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt (excluding finance lease and other obligations)	2	$1,686	1,261	1,924	1,462

Note 13—Income Taxes

The components of the Income tax expense from continuing operations are as follows:

Year Ended December 31,
2025
(Dollars in millions)
Loss (income) before income taxes
Domestic	$(987)
Foreign	12
Total pre-tax book loss	$(975)
Income tax expense
Current tax expense
Federal	$181
State and Local	40
Foreign	6
Total current tax expense	227
Deferred tax expenses
Federal	104
State and Local	21
Total deferred tax expense	125
Income tax expense
Federal	285
State and Local	61
Foreign	6
Total income tax expense	$352

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Income tax expense:
Federal and foreign
Current	$396	432
Deferred	34	19
State and local
Current	94	107
Deferred	3	3
Income tax expense	$527	561

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Year Ended December 31,
	2025
	(Dollars in millions)	Percentage of pre-tax loss
Statutory federal income tax rate	$(205)	21.0%
Federal
Effect of cross-border tax laws
Other	(1)	0.1%
Tax Credits
Other	—	—%
Changes in valuation allowance	—	—%
Nontaxable or nondeductible items
Goodwill impairment	421	(43.2)%
Loss on disposal group held for sale (Note 3)	50	(5.1)%
Other	(1)	0.1%
State income taxes, net of federal income tax benefit(1)	47	(4.8)%
Change in liability for unrecognized tax position	25	(2.6)%
Foreign tax effect
India
Deferred tax on unremitted earnings	13	(1.3)%
Other	3	(0.3)%
Effective income tax rate	$352	(36.1)%
_______________________________________________________________________________
(1)During the year ended December 31, 2025, state taxes in Minnesota, Colorado and Arizona comprised greater than 50% of the tax effect in this category.

	Years Ended December 31,
	2024	2023
	(Percentage of pre-tax income)
Effective income tax rate:
Federal statutory income tax rate	21.0%	21.0%
State income taxes-net of federal effect	3.7%	(31.3)%
Goodwill impairment	—%	(187.2)%
Change in liability for unrecognized tax position	1.5%	(8.9)%
Other	—%	(1.4)%
Effective income tax rate	26.2%	(207.8)%

The effective tax rate for 2025 and 2023 includes $421 million and $505 million, respectively, of unfavorable impact of non-deductible goodwill impairment.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2025	2024
	(Dollars in millions)
Deferred tax liabilities:
Property, plant and equipment	$(1,623)	(1,524)
Intangible assets	(90)	(83)
Other	(52)	(40)
Total deferred tax liabilities	(1,765)	(1,647)
Deferred tax assets:
Payable to affiliate due to post-retirement benefit plan participation	306	312
Other	—	1
Gross deferred tax assets	306	313
Net deferred tax assets	306	313
Net deferred tax liabilities	$(1,459)	(1,334)

As of December 31, 2025, we have determined that a portion of our undistributed earnings in India are no longer permanently reinvested, resulting in the recognition of an immaterial deferred tax liability. We continue to assert that undistributed earnings of our subsidiaries in all other foreign jurisdictions are indefinitely reinvested.

As of both December 31, 2025 and 2024, we had no established valuation allowance based on our assessment of whether it is more likely than not that our deferred tax assets will be realized.

As of December 31, 2025 and 2024, the $1.5 billion and $1.3 billion, respectively, net deferred tax liabilities are included in long-term liabilities on our consolidated balance sheet.

Income taxes paid, net are as follows:

Year Ended December 31,
2025
(Dollars in millions)
Federal	$154
State	39
Foreign	6
Total income taxes paid, net(1)	$199
_______________________________________________________________________________
(1)During the year ended December 31, 2025, there were no individual jurisdictions with cash taxes paid that equaled or exceeded 5% of the total income taxes paid.

With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2016. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carryforwards are available.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) for the years ended December 31, 2025 and 2024 are as follows:

	Years ended December 31,
	2025	2024
	(Dollars in millions)
Unrecognized tax benefits at beginning of period	$293	317
Increase (decrease) due to tax positions taken in a prior year	1	(11)
Decrease due to tax positions taken in a current year	(4)	(13)
Unrecognized tax benefits at end of period	$290	293

As of December 31, 2025, the total amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate is $5 million. The unrecognized tax benefits also includes tax positions that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes, that would not impact the effective tax rate but could impact cash tax amounts payable to taxing authorities.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $192 million and $160 million as of December 31, 2025 and 2024, respectively.

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

We paid $199 million, $497 million, and $509 million related to income taxes for the years ended December 31, 2025, 2024, and 2023, respectively.

The OECD has issued Pillar Two model rules introducing a new global minimum corporate tax of 15% for tax years effective after December 31, 2023. While the U.S. has not adopted Pillar Two legislation, certain countries in which we operate have already adopted legislation to implement Pillar Two. On January 5, 2026, the OECD announced the Side-by-Side ("SbS") package, implemented as administrative guidance modifying the operation of Pillar Two rules, which would fully exempt U.S.-parented groups from the application certain Pillar Two top-up taxes. The SbS package also extends the current Transitional Country-by-Country Reporting ("CbCR") Safe Harbor by one year, through the end of fiscal year of 2027. The Pillar Two rules have increased our compliance requirements but did not materially impact our 2025 results. We continue to monitor evolving global and domestic tax legislation and administrative guidance.

Note 14—Affiliate Transactions

We provide incumbent local exchange carrier telecommunications services to our affiliates that are similar to the services we provide to external customers. We periodically review and update our prices for affiliate network services to align with regulated rates, where applicable, or competitive market-based rates charged to external customers, taking into consideration the average third-party customer contract term to which those affiliate services pertain. These services are billed directly to our affiliates and recognized as affiliate revenue on our consolidated statements of operations.

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

On March 31, 2025, we entered into an unsecured revolving promissory note with our ultimate parent Lumen Technologies, under which Lumen Technologies is permitted to borrow up to $3.0 billion from us at an 8.3% interest rate per annum. The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than March 31, 2030, which will automatically renew on the maturity date for successive 12-month periods unless we elect otherwise. The facility has covenants and is subject to other limitations. As of December 31, 2025, we had $937 million of principal and capitalized interest due from Lumen Technologies under this promissory note.

The following table provides details of our affiliate revenue:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Direct affiliate revenue	$1,354	1,665	1,622
Allocated affiliate revenue	581	584	537
Total operating revenue - affiliate	$1,935	2,249	2,159

We also purchase services from our affiliates including telecommunication services, insurance, flight services and other support services such as legal, regulatory, finance administration and executive support. Our affiliates charge us for these services using the allocation methodology described above.

Note 15—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, as of December 31, 2025 and December 31, 2024, we had accrued $15 million and $17 million, respectively, in the aggregate for our litigation and non-income tax contingencies, which are included in Other current liabilities or Other liabilities in our consolidated balance sheets as of such dates. We cannot at this time estimate the reasonably possible loss or range of loss, if any in excess of our $15 million accrual as of December 31, 2025 due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, a reference to a "putative" class action means a class has been alleged, but not certified, in that matter.

Principal Proceedings

Environmental Litigation

Parish of St. Mary

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

Blum

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

FCRA Litigation

In November 2014, a putative class action complaint captioned Bultemeyer v. CenturyLink, Inc. was filed in the United States District Court for the District of Arizona, Case CV-14-02530-PHX-SPL, alleging violations of the Fair Credit Reporting Act (the "FCRA"). In February 2017, the case was dismissed for lack of standing. The plaintiff appealed and the Ninth Circuit reversed and remanded. Class certification was contested and ultimately granted in 2023. The Ninth Circuit denied Lumen’s request to appeal the class certification ruling. A jury trial was conducted in September 2024. The jury found that CenturyLink willfully violated the FCRA and awarded each class member $500 for statutory damages and $2,000 for punitive damages. The district court denied Lumen's post-trial motions for relief, and on October 16, 2024, Lumen filed an appeal which is captioned Bultemeyer v. CenturyLink, Inc., Case 24-6413, in the U.S. Court of Appeals for the Ninth Circuit. We have not accrued a contingent liability for this matter. While liability is possible, we have not determined it to be probable, and damages exposure, if any, is uncertain.

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

Marshall Fire Litigation

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits seeking substantial monetary relief have been filed naming as defendants Qwest Corporation, an additional telecommunications company, and certain power companies. The complaints involving Qwest have been consolidated with Kupfner et al., v. Public Service Company of Colorado, et al., Case 2022-cv-30195, pending in Colorado District Court, Boulder, Colorado. In September 2025, the court vacated the trial date because the defendants reached agreements in principle to settle with virtually all of the plaintiffs, subject to final documentation. The court has held periodic status conferences and set a further status conference for February 26, 2026.

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

Commitments

Right-of-Way

As of December 31, 2025, our future rental commitments and Right-of-Way ("ROW") agreements were as follows:

(Dollars in millions)
2026	$31
2027	4
2028	4
2029	3
2030	3
2031 and thereafter	47
Total future minimum payments	$92

Purchase Commitments

We have several commitments to a variety of vendors for services to be used in the ordinary course of business. As of December 31, 2025, we expect to purchase the following amounts under these commitments:

(Dollars in millions)
2026	$3
2027 through 2028	7
2029 through 2030	8
2031 and thereafter	14
Total purchase commitments	$32

These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are the contractually committed party as of December 31, 2025. In addition to our above-described contractual obligations, our ultimate parent company Lumen Technologies is contractually committed to purchase additional services under arrangements from which we may purchase in the future.

Amounts included in the ROW and in the purchase commitments tables above are inclusive of contractual obligations related to our Mass Markets Fiber-to-the-Home business as of December 31, 2025 that were subsequently transferred to the buyer upon the close of the divestiture in February 2026.

Note 16—Other Financial Information

Other Current Assets, net

The following table presents details of Other current assets, net in our consolidated balance sheets:

	December 31,
	2025	2024
	(Dollars in millions)
Prepaid expenses	$30	98
Contract acquisition costs	21	26
Contract fulfillment costs	26	26
Other	—	2
Total other current assets, net(1)	$77	152
______________________________________________________________________
(1)    As of December 31, 2025, Other current assets, net excludes $8 million associated with the disposal group classified as held for sale.

Current Liabilities

Accounts Payable

Included in accounts payable as of December 31, 2025 and 2024 were $37 million and $57 million, respectively, associated with capital expenditures.

Other Current Liabilities

The following table presents details of other current liabilities in our consolidated balance sheets:

	December 31,
	2025	2024
	(Dollars in millions)
Current affiliate obligation	$44	48
Current operating lease liability	14	15
Other	51	54
Total other current liabilities(1)	$109	117
______________________________________________________________________
(1)    As of December 31, 2025, Other current liabilities excludes $4 million associated with the disposal group reclassified as held for sale.

Other Liabilities

The following table presents details of other noncurrent liabilities in our consolidated balance sheets:

	December 31,
	2025	2024
	(Dollars in millions)
Unrecognized tax benefits	$482	453
Deferred revenue	99	97
Noncurrent operating lease liability	51	49
Other	71	86
Total other liabilities	$703	685

Note 17—Labor Union Contracts

As of December 31, 2025, approximately 43% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). 99% of our represented employees are subject to collective bargaining agreements that are scheduled to expire within the 12 month period ending December 31, 2026.

Note 18—Stockholder's Equity

Common Stock

All of our outstanding capital stock is owned by QSC.

In addition, in the normal course of business, we transfer assets and liabilities to and from QSC and its affiliates, which are recorded through our equity. It is our policy to record these asset transfers based on carrying values.

Dividends

We declared and paid the following cash dividend to QSC:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Cash dividend declared to QSC	$—	—	1,980
Cash dividend paid to QSC(1)	—	—	1,980
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Internal Control Over Financial Reporting
Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2025, the Company implemented the first phase of a new enterprise resource planning (“ERP”) system. The remaining phase of the ERP implementation is expected to be completed in 2026. The ERP implementation included changes to transaction processing and financial reporting systems and controls over these new systems. The Company will continue to monitor further changes, if any, during subsequent periods to evaluate the effectiveness of internal controls over financial reporting.

Except for changes in controls related to the ERP implementation noted above, there have not been any other changes in the Company’s internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)None.

(b)During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408(a) of Regulation S-K) with respect to our securities.

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

Omitted pursuant to General Instruction I (2).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I (2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Lumen's Audit Committee maintains written procedures that require it to annually review and pre-approve the scope of all services to be performed by our independent auditor. This review includes an evaluation of whether the provision of non-audit services by our independent auditor is compatible with maintaining the auditor’s independence in providing audit and audit-related services. The Audit Committee’s procedures prohibit the independent auditor from providing any non-audit services unless the service is permitted under applicable law and is pre-approved by the Audit Committee or its Chairman, as applicable. The Chairman is authorized to pre-approve projects if the total anticipated cost of all projects pre-approved by him during any fiscal quarter does not exceed $250,000. The Audit Committee has pre-approved the Company’s independent auditor to provide up to $75,000 per quarter of miscellaneous permitted tax matters that do not constitute discrete and separate projects and are not prohibited under applicable law. The Chairman and the Chief Financial Officer are required periodically to advise the full Committee of the scope and cost of projects pre-approved by the Chairman and the cost of all pre-approved miscellaneous permitted tax matters. Although applicable regulations permit Lumen to waive these pre-approval requirements in certain limited circumstances, the Audit Committee did not use these waiver provisions in either 2024 or 2025.

Fees Paid to the Independent Registered Public Accounting Firm

QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. KPMG LLP is also the independent registered public accounting firm for Lumen Technologies, Inc. Lumen’s Audit Committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm.

Audit Fees

The aggregate audit fees billed or allocated to us were $1.5 million for both the years ended December 31, 2025 and 2024, respectively, for professional accounting services, including KPMG's audit of our annual consolidated financial statements.

Audit fees are fees billed for the year shown for professional services performed for the audit of the consolidated financial statements included in our Form 10-K filing for that year, the review of condensed consolidated financial statements included in our Form 10-Q filings made during that year, comfort letters, consents and assistance with and review of documents filed with the SEC. Audit fees for 2025 and 2024 include amounts that have been billed through the date of this filing and any additional amounts that are expected to be billed thereafter.

Audit-Related Fees, Tax Fees & All Other Fees

No other services provided by KPMG LLP were billed or allocated to us during 2025 or 2024.

The Audit Committee of Lumen Technologies, Inc. approved in advance all of the services performed by KPMG described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.(1)

Exhibit No.(1)			Incorporated by Reference			Filed or Furnished
	Description		Filer and File No. (2)	Form	Date(3)
2.1
Purchase Agreement, dated as of May 21, 2025, by and among Lumen Technologies, Inc., the Sellers named therein, Forged Fiber 37, LLC, and, solely for purposes of Section 11.16 thereof, AT&T DW Holdings, Inc.
			Lumen	8-K	5/21/25
3.1	Amended and restated Articles of Incorporation of Qwest Corporation		Registrant	10-Q	3/31/13
3.2	Amended and Restated Bylaws of Qwest Corporation		Registrant	10-K	12/31/02
4.1
Indenture, dated as of April 15, 1990, by and between The Mountain States Telephone and Telegraph Company (currently named Qwest Corporation) and The First National Bank of Chicago under which the 7.375% Notes due 2030 of Qwest Corporation were issued.
			Registrant	10-K	12/31/02
	a.	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. (currently named Qwest Corporation) and The First National Bank of Chicago.	Registrant	10-K	12/31/02
4.2
Indenture, dated as of April 15, 1990, by and between Northwestern Bell Telephone Company (predecessor to Qwest Corporation) and The First National Bank of Chicago under which the 7.250% Notes due 2025 and 7.750% Notes due 2030 of Qwest Corporation were issued.
			Lumen	10-Q	3/31/12
	a.	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. (currently named Qwest Corporation) and The First National Bank of Chicago.	Registrant	10-K	12/31/02
4.3	Indenture, dated as of October 15, 1999, by and between US West Communications, Inc. (currently named Qwest Corporation) and Bank One Trust Company, N.A., as trustee.		Registrant	10-K	12/31/99
a.
Sixteenth Supplemental Indenture, dated as of August 22, 2016, by and between Qwest Corporation and U.S. Bank National Association, designating and outlining the terms and conditions of the 6.500% Notes due 2056 of Qwest Corporation.
			Registrant	8-A	8/22/16
b.
Seventeenth Supplemental Indenture dated as of April 27, 2017, by and between Qwest Corporation and U.S. Bank National Association, designating and outlining the terms and conditions of the 6.750% Notes due 2057 of Qwest Corporation.
			Registrant	8-A	4/27/17
4.4	Description of Qwest Corporation's securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.					Filed

Exhibit No.(1)		Incorporated by Reference			Filed or Furnished
Exhibit No.(1)	Description	Filer and File No. (2)	Form	Date(3)	Filed or Furnished
10.1
Amended and Restated Transaction Support Agreement by and among Lumen Technologies, Inc., Level 3 Financing, Inc., Qwest Corporation, and the Consenting Parties identified therein, dated January 22, 2024.
		Lumen	8-K	1/25/24
19	Insider Trading Policy of Lumen Technologies, Inc.	Lumen	10-K	12/31/24
21	Subsidiaries of Qwest Corporation				Filed
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
97	Registrant's Policy Relating to Recovery of Erroneously Award Compensation.	Lumen	10-K	12/31/24
101
Financial statements from the Annual Report on Form 10-K of Qwest Corporation for the period ended December 31, 2025, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.
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
(2) All documents listed below were filed by the registrant (File No. 001-03040), except for Exhibits 2.1, 4.2, 10.1, and 19 each of which were filed by the registrant's parent company, Lumen Technologies, Inc. (File No. 001-07784).
(3) Represents (i) the date appearing on the cover page of each applicable 10-K or 10-Q report and (ii) the date of filing with respect to all other reports.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2026.

QWEST CORPORATION
Date: February 20, 2026	By:	/s/ Donald Holt
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

Signature	Title	Date

/s/ Kate Johnson	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	February 20, 2026
Kate Johnson

/s/ Chris Stansbury	Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Director	February 20, 2026
Chris Stansbury

/s/ Donald Holt	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 20, 2026
Donald Holt