Form 10-Q
period 2026-03-31
QWEST CORP
filed 2026-05-05
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

THE REGISTRANT, AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF LUMEN TECHNOLOGIES, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION H(2) OF FORM 10-Q.
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

•statements concerning our completed, pending, or proposed transactions, including with respect to the completed sale of the Mass Markets Fiber-to-the-Home business operated by us and certain of our affiliates in 11 states (Arizona, Colorado, Florida, Idaho, Iowa, Minnesota, Nebraska, Nevada, Oregon, Utah and Washington) (the "Territory") to a wholly owned subsidiary of AT&T Inc. ("AT&T"), investments, product development, statements regarding federal and state broadband support programs, including their expected impact on competition in our markets, implementation of the new enterprise resource planning system, initiatives related to artificial intelligence, other network capacity buildouts, transformation plans, debt refinancing plans, deleveraging plans, modernization and simplification initiatives, and other initiatives, including benefits or costs associated therewith;

•statements about our liquidity, profitability, profit margins, tax positions, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, product capabilities, impacts from regulatory and legislative developments, investment and expenditure plans, business strategies, debt leverage, capital allocation plans, financing or refinancing alternatives and sources, and our ability to manage the effects of ongoing geopolitical instability, including armed conflicts, tariffs, inflation, sanctions, and supply constraints on our costs, revenues, network expansion plans, and service delivery; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which incorporate words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results and are based on current expectations only, (ii) are inherently speculative, and (iii) are subject to a number of risks and uncertainties, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated, projected, or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward- looking statements. These factors include, but are not limited to, risks and uncertainties relating to:

•the effects of intense competition from a wide variety of competitive providers, including increased pricing pressures;

•decreased demand for our more mature service offerings;

•the effects of new, emerging, or competing technologies, including those that could make our products less desirable or obsolete;

•our ability to successfully and timely attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, replacing aging or obsolete plant and equipment, strengthening our relationships with customers, and attaining projected cost savings;

•our ability to safeguard our network, and to avoid the adverse impact of cyber-attacks, security breaches, service outages, system failures, or similar events impacting our network or the availability and quality of our services;

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of legislative, regulatory, or judicial proceedings relating to content liability standards, intercarrier compensation, universal service, service standards and obligations, data protection, network security, privacy, net neutrality, artificial intelligence (“AI”);

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt obligations, taxes, and pension contributions and other benefits payments;

•our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services, low-latency connectivity, and scalable infrastructure driven by the growth of AI applications and workloads, and the risk that we may misjudge the timing, scale, or nature of such demand, leading to potential misalignment of our investments or strategic priorities;

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

•our ability to fully realize, sustain and achieve the anticipated benefits from the completed sale of the Mass Markets Fiber-to-the-Home business in 11 states to AT&T;

•our ability to successfully and timely realize the anticipated benefits from our 2026 exchange offers and consent solicitations, as described in our prior reports filed with the U.S. Securities and Exchange Commission (the “SEC”);

•changes in our operating plans, corporate strategies or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market or regulatory conditions, or otherwise;

•the impact of any future material acquisitions or divestitures that we may transact;

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

•the ability of us or our affiliates to obtain future financing;

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

•the effects of adverse weather, terrorism, epidemics, pandemics, war, rioting, vandalism, societal unrest, political discord, trade policy changes, or other natural or man-made disasters or disturbances;

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

•our exposure to cybersecurity threats, including state-sponsored attacks targeting telecommunications infrastructure;

•the potential for disruption to our network infrastructure, arising from geopolitical instability or conflicts, including the current conflict in the Middle East;

•our dependence on third-party suppliers and service providers whose operations and ability to deliver products and services may be affected by international conflicts or sanctions; and

•other risks and uncertainties identified under the "Risk Factors" section or other portions of this report or other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025.

Additional factors or risks that we currently deem immaterial, that are not presently known to us, or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, our assessment of regulatory, technological, industry, competitive, economic, or market conditions as of such date. We may change our intentions, strategies, or plans (including our capital allocation plans) at any time and without notice, based upon any changes in such factors or otherwise, and we undertake no obligation to make any public announcement of such changed intentions, except to the extent required by applicable law.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$609	740
Operating revenue—affiliates	442	482
Total operating revenue	1,051	1,222
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	294	354
Selling, general and administrative	93	104
Net loss on sale of business	242	—
Operating expenses—affiliates	225	185
Depreciation and amortization	150	191
Total operating expenses	1,004	834
OPERATING INCOME	47	388
OTHER (EXPENSE) INCOME
Interest expense	(24)	(22)
Interest income—affiliate, net	35	13
Other income, net	4	4
Total other income (expense), net	15	(5)
INCOME BEFORE INCOME TAX EXPENSE	62	383
Income tax expense	288	99
NET (LOSS) INCOME	$(226)	284
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2026	December 31, 2025
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56	39
Accounts receivable, net of allowance of $38 and $37	185	199
Assets held for sale	—	2,587
Advances to affiliates	2,626	666
Note receivable - affiliates	1,476	937
Other current assets, net	110	77
Total current assets	4,453	4,505
Property, plant and equipment, net of accumulated depreciation of $9,050 and $8,910	7,395	7,446
GOODWILL AND OTHER ASSETS
Goodwill	3,638	3,638
Intangible assets, net	119	111
Other assets, net	112	120
Total goodwill and other assets	3,869	3,869
TOTAL ASSETS	$15,717	15,820
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1	—
Accounts payable	115	152
Accrued expenses and other liabilities
Salaries and benefits	93	129
Income and other taxes	115	110
Other current liabilities	138	109
Liabilities held for sale	—	10
Current portion of deferred revenue	178	143
Total current liabilities	640	653
LONG-TERM DEBT	1,688	1,688
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,163	1,461
Affiliate obligations, net	388	399
Other liabilities	1,148	703
Total deferred credits and other liabilities	2,699	2,563
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings	640	866
Total stockholder's equity	10,690	10,916
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$15,717	15,820
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(226)	284
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	150	191
Net loss on sale of business	242	—
Deferred income taxes	(298)	8
Provision for uncollectible accounts	3	10
Changes in current assets and liabilities:
Accounts receivable	13	(7)
Accounts payable	(32)	(61)
Accrued income and other taxes	6	22
Other current assets and liabilities, net	(11)	(4)
Changes in other assets and liabilities, net	433	12
Changes in affiliate obligations, net	(11)	(12)
Other, net	(5)	10
Net cash provided by operating activities	264	453
INVESTING ACTIVITIES
Capital expenditures	(115)	(203)
Proceeds from sale of business	2,366	—
Changes in advances to affiliates	(1,960)	658
Net increase in note receivable - affiliates	(539)	(900)
Proceeds from sale of property, plant and equipment and other assets	1	6
Net cash used in investing activities	(247)	(439)
Net increase in cash, cash equivalents and restricted cash	17	14
Cash, cash equivalents and restricted cash at beginning of period	40	28
Cash, cash equivalents and restricted cash at end of period	$57	42
Supplemental cash flow information:
Income taxes paid, net	$(580)	(84)
Interest paid, including affiliate interest (net of capitalized interest of $5 and $10)	(22)	(25)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$56	40
Restricted cash included in Other assets, net	1	2
Total	$57	42
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
RETAINED EARNINGS
Balance at beginning of period	866	2,193
Net (loss) income	(226)	284
Balance at end of period	640	2,477
TOTAL STOCKHOLDER'S EQUITY	$10,690	12,527
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
References in the Notes to "QC," "Qwest," "we," "us," "the Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, unless the context otherwise requires. References to "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, including Level 3 Parent, LLC ("Level 3") and Level 3 Financing, Inc. (“Level 3 Financing”).

Note 1—Background

General

We are a leading digital networking services company empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global Business customers and our domestic Mass Markets customers. On February 2, 2026, we and certain of our affiliates completed the sale of the Mass Markets Fiber-to-the-Home business in 11 states to AT&T, which impacted our Mass Markets customer base. For more information on the divestiture, see Note 2—Divestiture. Our specific products and services are detailed in Note 4—Revenue Recognition of this report.

We generate the majority of our total consolidated operating revenue from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial reporting. Certain information and disclosures normally included in our audited annual financial statements have been condensed or omitted. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. Interim results are not necessarily indicative of results for the entire year. These consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (Lumen Technologies and its other subsidiaries, referred to herein as affiliates) have not been eliminated.

Reclassifications

In the first quarter of 2026, we updated our product category framework for Business revenue, eliminating the previously disclosed Grow, Nurture, Harvest, and Other categories and replacing them with Strategic and Legacy categories. Certain prior period amounts have been reclassified to conform to the current period presentation.

These changes had no impact on total operating revenue, total operating expenses, or net (loss) income for any period. See Note 4—Revenue Recognition for additional information.

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

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-12 “Codification Improvements.” The ASU represents changes to the Codification that clarify, correct errors, or make minor improvements. The amendments make the Codification easier to understand and apply. The amendments in ASU 2025-12 are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. Except for the amendments to Topic 260, "Earnings Per Share" this ASU can be applied either prospectively or retrospectively with transition method elected on an issue-by-issue basis. The Company is currently evaluating ASU 2025-12 to determine the impact it may have on our consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." This ASU introduces five targeted improvements to better align hedge accounting with entities’ risk management activities. The amendments in ASU 2025-09 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted and should be applied on a prospective basis for all hedging relationships. The Company early adopted ASU 2025-09 prospectively, effective January 1, 2026. The adoption did not have an impact on our consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, "Financial Instruments — Credit Losses (Topic 326): Purchased Loans." This ASU requires that loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition (i.e., record the loan at its purchase price and separately record an allowance for expected credit losses). Seasoned loans include all loans acquired in a business combination, that do not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination, where the purchaser was not involved in the origination of the loans. The amendments in ASU 2025-08 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU should be applied prospectively to loans that are acquired on or after the initial application date. The Company early adopted ASU 2025-08 prospectively, effective January 1, 2026. The adoption did not have an impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815)" and "Revenue from Contracts with Customers (Topic 606)." The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This ASU also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. This ASU is permitted to be applied either prospectively to new contracts entered into on or after the date of adoption or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company early adopted ASU 2025-07 prospectively, effective January 1, 2026. The adoption did not have an impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" which amends the guidance in ASC 350-40, "Intangibles — Goodwill and Other — Internal-Use Software." This ASU modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. This ASU is permitted to be applied prospectively, retrospectively or through a modified transition approach. The Company early adopted ASU 2025-06 prospectively, effective January 1, 2026. The adoption of ASU 2025-06 did not have a material impact on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 "Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This ASU provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early prospective adoption permitted. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on our consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03 "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity." This ASU revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require an entity to consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The amendments in ASU 2025-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early prospective adoption permitted. The Company early adopted ASU 2025-03 prospectively, effective January 1, 2026. The adoption did not have an impact on our consolidated financial statements.

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

Note 2—Divestiture

On February 2, 2026, we and certain of our affiliates, completed the sale of the Mass Markets Fiber-to-the-Home business in 11 states to AT&T in exchange for pre-tax cash proceeds of $5.72 billion, which are subject to post-closing adjustments. Of this amount, $2.88 billion was attributable to Qwest. During the three months ended March 31, 2026, we recorded a $242 million net pre-tax loss on the disposal associated with the sale of the Mass Markets Fiber-to-the-Home business. This loss is reflected in operating income within the consolidated statements of operations.

In connection with the sale, Lumen entered into a transition services agreement under which it will provide to the purchaser various support services. Lumen and the purchaser also executed long-term agreements under which Lumen and the purchaser will provide to each other various network and other commercial services. In certain of these arrangements Lumen identified contractual terms that are unfavorable compared to prevailing market terms. These agreements include an indefeasible right to use (“IRU”) arrangement under which Lumen granted the purchaser an IRU for specified Lumen retained fiber assets for an initial term of 20 years at no incremental charge.

We recorded $517 million of liabilities initially measured at fair value, with an offset to the net loss on disposal, for contractual credits and commercial agreements. We estimated the initial fair value of the commercial agreements in the amount of $399 million using the income approach that considered the differential in revenue attributable to contractual and market pricing assumptions. The resulting cash flows were calculated on an after-tax basis and discounted using an estimated weighted average cost of capital. We also recorded an initial fair value liability of $118 million for contractual credits based on the expected use and resulting discounted cash flows. In addition, we agreed to reimburse the purchaser for certain matters for which future cash payments by us or certain of our affiliates could be required. We have estimated the fair value of these payments to be $18 million, which is included in Other liabilities on our consolidated balance sheet and has increased the net loss on sale accordingly.

We determined that of the cash proceeds of $2.88 billion received, $517 million associated with the fair value of the contractual credits and commercial agreements described above should be classified as cash provided by operating activities within the consolidated statements of cash flows, based on the nature of those cash flows. The remaining proceeds are treated as cash flows from investing activities within the consolidated statements of cash flows.

These liabilities were recorded on our consolidated balance sheet at the fair value as of the transaction close date of February 2, 2026 as follows:

Balance Sheet Classification	Initial Fair Value Liabilities
(Dollars in millions)
Other current liabilities	$29
Current portion of deferred revenue	52
Deferred revenue	406
Other liabilities	48
Total liabilities	$535

We do not believe this divestiture transaction represents a strategic shift for us and therefore, does not meet the criteria to be classified as a discontinued operation. As a result, we continued to report our operating results for the Mass Markets Fiber-to-the-Home business in the Territory (the "disposal group") in our consolidated operating results through the disposal date. As a result of closing the transaction on February 2, 2026, we derecognized net assets of $2.6 billion, primarily comprised of (i) property, plant and equipment, net of accumulated depreciation, of $1.5 billion, (ii) goodwill of $1.1 billion, and (iii) other net assets of $40 million.

As of May 21, 2025, the assets and liabilities of the disposal group were classified as held for sale and measured at the lower of (i) the carrying value when we classified the disposal group as held for sale or (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the disposal group as held for sale on May 21, 2025, we suspended recording depreciation of property, plant and equipment while these assets were classified as held for sale. We estimate that we would have recorded an additional $9 million of depreciation for the three months ended March 31, 2026 if the disposal group did not meet the held for sale criteria.

Note 3—Goodwill and Intangible Assets

Goodwill

Substantially all of our goodwill was derived from Lumen's acquisition of us in which the purchase price exceeded the fair value of the net assets acquired.

The following table presents the rollforward of goodwill:

(Dollars in millions)

As of December 31, 2025(1)	$3,638
As of March 31, 2026(1)	$3,638
______________________________________________________________________
(1)     Goodwill as of both March 31, 2026 and December 31, 2025 is net of accumulated impairment losses of $4.4 billion.

Intangible Assets

Intangible assets, net is composed of the following:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Capitalized software(1)	$1,657	1,538	119	1,753	1,642	111
______________________________________________________________________
(1)     Certain capitalized software with a gross carrying value of $80 million became fully amortized during 2025 and were retired during the first quarter of 2026.

Total amortization expense for intangible assets was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Amortization expense	$7	8

Note 4—Revenue Recognition

We categorize revenue from our operations within the products and services listed below based on the customers we serve as follows: (i) revenue from Mass Markets customers is primarily reflected in the 'Fiber Broadband', 'Other Broadband', and 'Voice and Other' categories, (ii) revenue from Business customers is primarily reflected in the 'Strategic' and 'Legacy' categories, and (iii) revenue from affiliates is reflected in the 'Affiliate Services' category.

Products and Services Categories
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

•Fiber Broadband: Under which we provide high speed broadband services to residential and small business customers utilizing our fiber-based network infrastructure, representing the fiber-based business-to-customer products and services that remain following the Mass Markets Fiber-to-the-Home divestiture;

•Strategic: Includes existing and emerging products and services in which we are significantly investing, including offerings that leverage modernized infrastructure, higher-capacity technologies and scalable or on-demand delivery models, such as dark fiber and higher speed wavelength services;

•Legacy: Includes our services that are generally provided over legacy platform or lower-capacity configurations, such as traditional Ethernet delivered in locations or with technologies not currently suited for scalable or on-demand models, lower speed wavelength services, and voice and private line services;

•Affiliate Services: Includes (i) communications services that we provide to our affiliates and also provide to external customers and (ii) application development and support services that we provide to our affiliates, as described further in Note 7—Affiliate Transactions.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category as well as the amount of revenue that is not subject to Topic 606, but is instead governed by other accounting standards. The amounts in the tables below include revenue for the Mass Markets Fiber-to-the-Home business prior to its sale on February 2, 2026:

	Three Months Ended March 31, 2026
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$166	(13)	153
Voice and Other	102	(1)	101
Fiber Broadband	27	(1)	26
Strategic	7	(5)	2
Legacy	307	(31)	276
Affiliate Services	442	(14)	428
Total revenue	$1,051	(65)	986

	Three Months Ended March 31, 2025
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Other Broadband	$205	(18)	187
Voice and Other	120	(4)	116
Fiber Broadband	86	(3)	83
Strategic	2	(2)	—
Legacy	327	(31)	296
Affiliate Services	482	(12)	470
Total revenue	$1,222	(70)	1,152
____________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

Operating Lease Revenue

We lease various data transmission capacity, office facilities, switching facilities, and other network sites to third parties under operating leases. Lease and sublease revenue are included in Operating revenue in the consolidated statements of operations.

The following table provides details of our gross operating lease revenue:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Operating lease revenue	$64	67
Percentage of Operating revenue	6%	5%

Customer Receivables and Contract Balances

The following table provides balances of customer receivables and contract liabilities, net of amounts classified as held for sale:

	March 31, 2026	December 31, 2025(2)
	(Dollars in millions)
Customer receivables, less allowance of $32 and $30(1)	$182	221
Contract liabilities	245	225
______________________________________________________________________
(1)Customer receivables includes affiliate receivables.
(2)     As of December 31, 2025, these amounts excluded $11 million of customer receivables, net and $6 million of contract liabilities associated with the disposal group classified as held for sale.

Contract Liabilities

Contract liabilities are included within Deferred revenue on our consolidated balance sheets and consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service.

During the three months ended March 31, 2026, we recognized $116 million of revenue that was included in contract liabilities of $225 million as of January 1, 2026, including contract liabilities that were classified as held for sale. During the three months ended March 31, 2025, we recognized $122 million of revenue that was included in contract liabilities of $244 million as of January 1, 2025.

Performance Obligations

As of March 31, 2026, we expect to recognize $1.7 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of March 31, 2026, the transaction price related to unsatisfied performance obligations expected to be recognized for the remainder of 2026, 2027, and thereafter was $575 million, $535 million, and $556 million, respectively.

These amounts exclude:

•the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed); and

•contracts that are classified as leasing arrangements that are not subject to ASC 606.

Contract Costs

Acquisition Costs

•Includes commission fees paid to employees as a result of obtaining contracts.

•Amortized acquisition costs are included in Selling, general and administrative expenses in our consolidated statements of operations.

Fulfillment Costs

•Includes third-party and internal costs associated with the provision, installation, and activation of communications services to customers, including labor and materials consumed for these activities.

•Amortized fulfillment costs are included in Cost of services and products in our consolidated statements of operations.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average contract life of approximately 50 months for Mass Markets customers and 38 months for Business customers, respectively.

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2026
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance(1)	$35	48
Cost incurred	3	11
Amortization	(6)	(8)
Change in contract costs held for sale	(8)	—
End of period balance	$24	51
______________________________________________________________________
(1)    The beginning balance for the three months ended March 31, 2026 excluded $6 million of acquisition costs and $7 million of fulfillment costs associated with the disposal group classified as held for sale.

	Three Months Ended March 31, 2025
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$51	46
Cost incurred	5	9
Amortization	(8)	(8)
End of period balance	$48	47

We include deferred acquisition and fulfillment costs in Other current assets, net and Other assets, net on our consolidated balance sheets and assess them for impairment on a quarterly basis.

Note 5—Long-Term Debt

The following table reflects our consolidated long-term debt as of the dates indicated below, including unamortized discounts and premiums and unamortized debt issuance costs:

	Interest Rates (1)	Maturities (1)	March 31, 2026	December 31, 2025
			(Dollars in millions)
Senior notes	6.500% - 7.750%	2030 - 2057	$1,736	1,736
Finance leases	Various	Various	3	2
Unamortized debt issuance costs			(50)	(50)
Total long-term debt			1,689	1,688
Less current maturities			(1)	—
Long-term debt, excluding current maturities			$1,688	1,688
_______________________________________________________________________________
(1)As of March 31, 2026.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2026 (excluding unamortized premiums, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)
2026 (remaining nine months)	$—
2027	1
2028	—
2029	—
2030	98
2031 and thereafter	1,640
Total long-term debt	$1,739

Qwest Guarantees of Lumen Debt

As of March 31, 2026, Lumen’s obligations under its credit agreements entered into on March 22, 2024 are unsecured, but Qwest Corporation and certain of its subsidiaries have provided an unconditional unsecured guarantee of Lumen’s obligations under these agreements.

For more information, see Note 7—Long-Term Debt in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025. For updates on these guarantees subsequent to March 31, 2026, see our Note 5—Long-Term Debt and Credit Facilities — "Subsequent Events" in our ultimate parent company Lumen's Quarterly Report on Form 10-Q for the period ended March 31, 2026.

Other Related Information

For information about our senior notes, our 2025 debt transactions, and our intercompany debt arrangements, see Note 7—Long-Term Debt in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

Compliance

As of March 31, 2026, we believe we were in compliance with the financial covenants contained in our material debt agreements in all material respects.

Subsequent Events

Exchange Offers and Consent Solicitations

On April 20, 2026, we commenced offers to exchange (the “Exchange Offers”) the 6.500% Notes due 2056 (the “2056 Notes”) and 6.750% Notes due 2057 (the “2057 Notes” and, together with the 2056 Notes, the “Old Qwest Notes”) issued by us for 6.500% Notes due 2056 (the “New 2056 Notes”) and 6.750% Notes due 2057 (the “New 2057 Notes” and, together with the New 2056 Notes, the “New Qwest Notes”) to be issued by us, respectively, and to be fully and unconditionally guaranteed on an unsecured basis by Lumen, in each case upon the terms and subject to the conditions set forth in a Registration Statement on Form S-4 filed with the SEC on April 16, 2026 and declared effective on April 20, 2026. Each New Qwest Note issued in exchange for an Old Qwest Note will have an interest rate, maturity, interest payment dates and redemption prices that are the same as the tendered Old Qwest Note, and will accrue interest from and including the most recent interest payment date of the tendered Old Qwest Note.

In connection with the Exchange Offers, we and Lumen are also soliciting consents from holders of each series of the Old Qwest Notes to certain proposed amendments to the indentures governing the Old Qwest Notes (the “Proposed Amendments”). To adopt the Proposed Amendments related to a series of Old Qwest Notes, Qwest must receive consents from holders representing at least a majority of the outstanding aggregate principal amount of such series of Old Qwest Notes (the “Requisite Consents”). Receipt of the Requisite Consents is not a condition to the consummation of the Exchange Offers. The Proposed Amendments would, among other things, eliminate substantially all of the restrictive covenants in the applicable indenture governing such series of Old Qwest Notes. If the requisite consents are received, a supplemental indenture giving effect to the Proposed Amendments will be executed and become effective on the settlement date, and the Proposed Amendments will bind all holders of the applicable series of Old Qwest Notes, including holders who did not consent to such amendments.

As part of simplifying its reporting obligations, Lumen intends to delist the Old Qwest Notes from the New York Stock Exchange ("NYSE") and deregister the Old Qwest Notes under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend to cease filing reports with the SEC under the Exchange Act with respect to the New Qwest Notes, in reliance on Rule 12h-5 under the Exchange Act, subject to Lumen's periodic reports containing the disclosures required by Rule 13-01 of Regulation S-X. Lumen has applied to list the New Qwest Notes on the NYSE. On April 30, 2026, we filed a Notification of Removal from Listing on Form 25 with the SEC in connection with the delisting of the Old Qwest Notes from the NYSE. The delisting of the Old Qwest Notes is expected to become effective on or about May 11, 2026, and Lumen intends to file a Certification and Notice of Termination on Form 15 with the SEC to deregister the Old Qwest Notes and suspend Qwest’s reporting obligations under Sections 13 and 15(d) of the Exchange Act.

Qwest Guarantees of Lumen Debt

Lumen’s obligations under its revolving credit agreement entered into on April 14, 2026 are unsecured, but Qwest Corporation and certain of its subsidiaries have provided an unconditional unsecured guarantee of Lumen’s obligations under these agreements.

Note 6—Fair Value of Financial Instruments

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities, as well as the input level used to determine the fair values indicated below:

		March 31, 2026		December 31, 2025
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt (excluding finance leases)	2	$1,686	1,281	1,686	1,261
Regulatory cost liability related to the sale of the Mass Markets Fiber-to-the-Home business(1)	3	18	18	—	—
______________________________________________________________________
(1)Nonrecurring fair value is measured as of February 2, 2026.

Note 7—Affiliate Transactions

We provide incumbent local exchange carrier telecommunications services to our affiliates that are similar to the services we provide to external customers. We periodically review and update our prices for affiliate network services to align with regulated rates, where applicable, or competitive market-based rates charged to external customers, taking into consideration the average third-party customer contract term to which those affiliate services pertain. These services are billed directly to our affiliates and recognized as affiliate revenue in our consolidated statements of operations.

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

On March 31, 2025, we entered into an unsecured revolving promissory note with our ultimate parent company Lumen Technologies, under which Lumen Technologies is permitted to borrow up to $3.0 billion from us at an 8.3% interest rate per annum. The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than March 31, 2030, which will automatically renew on the maturity date for successive 12-month periods unless we elect otherwise. The facility has covenants and is subject to other limitations. As of March 31, 2026 and December 31, 2025, we had $1.5 billion and $937 million, respectively, of principal and capitalized interest due from Lumen Technologies under this promissory note.

The following table provides details of our affiliate revenue:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Direct affiliate revenue	$330	345
Allocated affiliate revenue	112	137
Total Operating revenue—affiliates	$442	482

We also purchase services from our affiliates including telecommunication services, insurance, flight services and other support services such as legal, regulatory, finance administration and executive support. Our affiliates charge us for these services using the allocation methodology described above.

Note 8—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, as of March 31, 2026 and December 31, 2025 we had accrued $11 million and $15 million, respectively, in the aggregate for our litigation and non-income tax contingencies, which are included in Other current liabilities, or Other liabilities on our consolidated balance sheets as of such dates. We cannot at this time estimate the reasonably possible loss or range of loss, if any in excess of this $11 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

Marshall Fire Litigation

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits seeking substantial monetary relief have been filed naming as defendants Qwest Corporation, an additional telecommunications company, and certain power companies. The complaints involving Qwest have been consolidated with Kupfner et al., v. Public Service Company of Colorado, et al., Case 2022-cv-30195, pending in Colorado District Court, Boulder, Colorado. In September 2025, the court vacated the trial date because the defendants reached agreements in principle to settle with virtually all of the plaintiffs, which have been finalized. The court scheduled a trial involving the last remaining individual plaintiff for September 2026.

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

The matters listed in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 15—Commitments, Contingencies and Other Items to the financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected, or implied by us in certain of our statements appearing above in this Note, and proceedings we currently consider insignificant may ultimately affect us materially.

Note 9—Other Financial Information

Other Current Assets, Net

The following table presents details of Other current assets, net on our consolidated balance sheets:

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Prepaid expenses	$67	30
Contract acquisition costs	11	21
Contract fulfillment costs	30	26
Other	2	—
Total Other current assets, net(1)	$110	77
______________________________________________________________________
(1)    As of December 31, 2025, Other current assets, net excludes $8 million associated with the disposal group classified as held for sale.

Current Liabilities

Accounts Payable

Included in accounts payable as of both March 31, 2026 and December 31, 2025 were $37 million associated with capital expenditures.

Other Current Liabilities

The following table presents details of Other current liabilities on our consolidated balance sheets:

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Current affiliate obligation	$44	44
Current operating lease liability	14	14
Other	80	51
Total Other current liabilities(1)	$138	109
______________________________________________________________________
(1)    As of December 31, 2025, Other current liabilities excludes $4 million associated with the disposal group classified as held for sale.

Other Liabilities

The following table presents details of Other liabilities on our consolidated balance sheets:

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Unrecognized tax benefits	$490	482
Deferred revenue	500	99
Operating lease liability	48	51
Other	110	71
Total Other liabilities	$1,148	703

Note 10—Labor Union Contracts

As of March 31, 2026, approximately 38% of our employees were represented by the Communications Workers of America (CWA) or the International Brotherhood of Electrical Workers (IBEW). None of our represented employees are subject to collective bargaining agreements that are scheduled to expire within the 12-month period ending March 31, 2027.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides an overview of our financial performance, liquidity, and the business environment in which we operate. This discussion is intended to help readers understand our results and key factors influencing our operations. The MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 and with the consolidated financial statements and accompanying notes in Item 1 of Part I of this report. Unless otherwise indicated, all references to “Notes” in this section refer to the Notes to Consolidated Financial Statements in Item 1 of Part I of this report.

This section includes forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed or implied. For a discussion of these risks and uncertainties, see (i) "Special Note Regarding Forward-Looking Statements" immediately prior to Item 1 of Part I of this report, (ii) "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, or (iii) our other SEC filings.

Interim results are not necessarily indicative of results for the entire year, and actual results may differ materially from those expressed or implied.

OVERVIEW

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

Divestiture

On May 21, 2025, we and certain of our affiliates entered into a definitive agreement to sell the Mass Markets Fiber-to-the-Home business in the Territory to AT&T (the "Mass Markets Fiber-to-the-Home divestiture"). On February 2, 2026, we and certain of our affiliates completed the Mass Markets Fiber-to-the-Home divestiture in exchange for pre-tax cash proceeds of $5.72 billion, which are subject to working capital and other negotiated post-closing adjustments. Of this amount, $2.88 billion was attributable to Qwest. In connection with the sale, we have entered into a transition services agreement under which we will provide to AT&T various support services and certain long-term agreements under which we and AT&T will provide to each other various network and other commercial services. For additional information, see Note 2—Divestiture.

Products and Services

Our products and services are categorized according to customer focus and the core technologies that drive them. For details on our products and services, see Note 4—Revenue Recognition.

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

Current Business Environment and Macroeconomic Factors

The macroeconomic environment in which we operate remains dynamic and continues to affect our business. Key factors that have impacted us and our customers include:

•Revenue mix: Shifts in technology and economic conditions have driven us to continuously review our strategy. We expect to see continued reduction in legacy voice, broadband, and other legacy services, while fueling growth in our strategic products.

•Inflationary pressures: Rising costs for labor, materials, and energy have increased operating expenses and capital expenditures, particularly related to network transformations.

•Supply constraints: Shortages of critical components and other materials have, at times, slowed certain network expansion efforts.

•Geopolitical instability: The conflict in the Middle East, including disruptions and heightened uncertainty regarding commercial transit through the Strait of Hormuz, has disrupted global shipping routes and increased cybersecurity threats targeting telecommunications infrastructure. While we have not experienced a direct material impact to date, prolonged instability could affect our supply chain, increase operating costs, and elevate risks to our network infrastructure.

•Customer behavior: Certain customers have delayed purchasing decisions amid economic uncertainty, which has occasionally impacted sales cycles.

To date, we do not believe these factors have materially impacted our financial performance or position. However, ongoing economic and geopolitical uncertainty including risks arising from the conflict in the Middle East, tariffs, inflationary pressures, and supply constraints could increase costs, reduce revenues, delay network expansion, or disrupt service delivery, which could materially impact our results. If these conditions persist, our projected cash flows could decline. For further information relating to these matters, see “— Trends Impacting Our Operations” below and "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Trends Impacting Our Operations

For a discussion of trends affecting our business, see “Overview — Trends Impacting Our Operations” included in the MD&A of Lumen’s most recent Quarterly Report on Form 10‑Q for the quarter ended March 31, 2026 and in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

RESULTS OF OPERATIONS

The following table summarizes the results of our consolidated operations:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Operating revenue	$1,051	1,222
Operating expenses	1,004	834
Operating income	47	388
Total other income (expense), net	15	(5)
Income before income taxes	62	383
Income tax expense	288	99
Net (loss) income	$(226)	284

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described in Note 4—Revenue Recognition:

	Three Months Ended March 31,
	2026	2025	% Change
	(Dollars in millions)
Other Broadband	$166	205	(19)%
Voice and Other	102	120	(15)%
Fiber Broadband	27	86	(69)%
Strategic	7	2	nm
Legacy	307	327	(6)%
Affiliate Services	442	482	(8)%
Total revenue	$1,051	1,222	(14)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating revenue decreased $171 million. The following were the primary drivers within each revenue category:

•Other Broadband revenue decreased $39 million. This was primarily as a result of:

◦fewer Mass Market customers for our low speed copper-based broadband services.

•Voice and Other revenue decreased $18 million. This was primarily as a result of:

◦the continued loss of copper-based Mass Market voice customers.

•Fiber Broadband revenue decreased $59 million. This was primarily as a result of:

◦fewer Mass Market subscribers as a result of the Mass Markets Fiber-to-the-Home divestiture, as further described above.

•Strategic revenue increased $5 million. This was primarily as a result of:

◦an increase of $4 million in revenue from dark fiber.

•Legacy revenue decreased $20 million. This was primarily as a result of:

◦a decrease of $13 million in legacy voice services for Business customers; and

◦a decrease of $4 million in Ethernet services.

•Affiliate Services revenue decreased $40 million. This was primarily as a result of:

◦a decrease of $25 million in employee shared services expense allocated to our affiliates;

◦a decrease of $13 million in Ethernet services and other direct legacy telecommunication services provided to our affiliates; and

◦a decrease of $2 million in fiber broadband services provided to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,
	2026	2025	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$294	354	(17)%
Selling, general and administrative	93	104	(11)%
Net loss on sale of business	242	—	nm
Operating expenses - affiliates	225	185	22%
Depreciation and amortization	150	191	(21)%
Total operating expenses	$1,004	834	20%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased $60 million. This was primarily as a result of:

•a decrease of $53 million in employee-related expenses; and

•a decrease of $6 million in network expenses.

Selling, General and Administrative

Selling, general and administrative expenses decreased $11 million. This was primarily as a result of:

•a decrease of $14 million in employee-related expenses;

Net Loss on Sale of Business

For a discussion on the net loss on sale of business that we recognized during the three months ended March 31, 2026, see Note 2—Divestiture.

Operating Expenses - Affiliates

Operating expenses - affiliates increased $40 million. This was primarily as a result of:

•an increase of $34 million in allocated employee and corporate expense provided to us by our affiliates which includes the impact of (i) higher overall professional fees related to the recently completed Mass Markets Fiber-to-the-Home divestiture and ongoing modernization and simplification strategies, (ii) increased employee-related expenses, and (iii) the impact of ongoing adjustments to the basis for allocations of cost shared amongst affiliates in normal course of business; and

•an increase of $6 million in direct telecommunication services provided to us by affiliates.

Depreciation and Amortization

The following table provides details of our depreciation and amortization expense:

	Three Months Ended March 31,
	2026	2025	% Change
	(Dollars in millions)
Depreciation	$143	183	(22)%
Amortization	7	8	(13)%
Total depreciation and amortization	$150	191	(21)%

Depreciation decreased $40 million. This was primarily as a result of:

•a decrease of $28 million due to the discontinuation of the depreciation of the tangible assets of the Mass Markets Fiber-to-the-Home business held for sale during the second quarter of 2025; and

•a decrease of $4 million due to a net reduction in depreciable assets;

Amortization decreased $1 million. This was primarily as a result of:

•a decrease in the net amount of amortizable assets.

Other Consolidated Results

The following table summarizes our Total other income (expense), net and Income tax expense:

	Three Months Ended March 31,
	2026	2025	% Change
	(Dollars in millions)
Interest expense	$(24)	(22)	9%
Interest income—affiliate, net	35	13	169%
Other income, net	4	4	—%
Total other income (expense), net	$15	(5)	nm
Income tax expense	$288	99	191%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense increased $2 million. This was primarily as a result of:

•a decrease of $5 million in capitalized interest; and

•an offsetting decrease in the average debt due to a 2025 maturity.

Interest Income - Affiliate, Net

Interest income - affiliate increased $22 million. This was primarily as a result of:

•a higher average receivable from affiliate, inclusive of our note-receivable - affiliates.

See Note 7—Affiliate Transactions for more information on these facilities.

Income Tax Expense

Our effective tax rate was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Effective tax rate	464.5%	25.8%

Our 2026 effective tax rate was driven by tax attributable to nondeductible goodwill from the Mass Markets Fiber-to-the-Home divestiture.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Sources and Uses of Cash

We are an indirectly wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets, and changes in the financial market's perception of us.

Our primary sources of liquidity are:

•cash from operating activities;

•amounts due to us from Lumen Technologies; and

•capital contributions, advances, or loans from Lumen Technologies or its affiliates.

Key balances as of March 31, 2026 included:

•Cash and cash equivalents: $56 million

•Note receivable-affiliate: $1.5 billion

•Total consolidated indebtedness: $1.7 billion

We regularly review liquidity and capital allocation strategies with senior management and Lumen's Board of Directors, adjusting as strategies and conditions change.

Based on current assumptions, we believe our liquidity sources — operating cash flows, available cash, and credit capacity — will be sufficient to fund liquidity requirements and strategic investments for at least the next 12 months.

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

A significant component of our liquidity consists of amounts due from Lumen under these arrangements; accordingly, our liquidity depends on Lumen’s ability to repay its obligations to us. See Note 7—Affiliate Transactions for additional details.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,
	2026	2025	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$264	453	(189)
Net cash used in investing activities	(247)	(439)	(192)
Net cash provided by financing activities	—	—	—

Operating Activities

Net cash provided by operating activities decreased by $189 million in 2026. This was primarily as a result of:

•an increase in net loss adjusted for non-cash income and expenses; and

•an offsetting increase in cash allocated to operating activities received as part of the divestiture of our Mass Markets Fiber-to-the-Home business associated with the fair value of the contractual credits and commercial agreements described in Note 2—Divestiture.

Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to collection of receivables and payments of interest expense, accounts payable and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities decreased by $192 million in 2026. This was primarily as a result of:

•an increase in advances to affiliates;

•a decrease in cash outflow related to an increase in our note receivable - affiliates as compared to the same period in 2025;

•a decrease in capital expenditures; and

•an offsetting increase of approximately $2.4 billion due to proceeds from the Mass Markets Fiber-to-the-Home divestiture discussed elsewhere herein.

Short-term Liquidity

As of March 31, 2026, we held cash and cash equivalents of $56 million, outstanding Notes receivable - affiliate of $1.5 billion, and we are permitted to borrow up to $2.0 billion under a revolving promissory note with our ultimate parent company. A significant component of our liquidity is dependent upon Lumen's ability to repay its obligation to us. See Note 7—Affiliate Transactions for details on terms and conditions of the credit facilities we extended to Lumen Technologies. These resources, together with cash generated from operating activities, represent our primary sources of liquidity for the next 12 months.

We expect to fund any of our short-term liquidity needs through operating cash flows, supplemented by available cash and borrowing capacity as needed. Based on current assumptions, we believe our liquidity sources will be sufficient to fund liquidity requirements and strategic investments for at least the next 12 months.

For additional information on short-term liquidity needs, see “Future Contractual Obligations” below.

Long-term Liquidity

Our ability to access capital markets depends on our and Lumen's credit ratings and prevailing interest rates and market conditions, and we cannot assure favorable terms for future borrowings. We may also consider other sources of liquidity, such as asset dispositions, depending on market conditions.

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

Impact of Strategic Transactions on Liquidity

Our liquidity and capital resources have been influenced by several strategic actions aimed at optimizing our financial position, enhancing flexibility, and supporting long-term transformation initiatives. Key actions include:

•Recent divestiture: The Mass Markets Fiber-to-the-Home divestiture, which closed February 2, 2026, generated significant cash proceeds to strengthen our financial position but reduced recurring operating cash flows. The Mass Markets Fiber-to-the-Home divestiture is also expected to reduce Lumen's Mass Markets fiber-related capital expenditures by approximately $1.0 billion annually.

•Rural Digital Opportunity Fund ("RDOF") relinquishment: In January 2026, we paid $26 million for remittance of awards and associated fees related to the voluntary relinquishment of our RDOF awards. As a result, we will no longer receive funding through the RDOF program.

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

•developing new services; and

•replacing aging network assets.

These investments are intended to support the execution of our strategy and aim to improve service quality, drive innovation, and position us to meet future demand.

For additional details on our capital spending, see “Cash Flow Activities — Investing Activities” above and "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Debt and Other Financing Arrangements

Debt Instruments

As of March 31, 2026, we had $1.7 billion aggregate outstanding indebtedness (excluding finance leases, unamortized premiums, net and unamortized debt issuance costs), none of which is due in the next 12 months. For additional information, see Note 5—Long-Term Debt.

2026 Debt Activity, to date

•Exchange Offers and Consent Solicitations — Second Quarter 2026: On April 20, 2026, we commenced offers to exchange (the "Exchange Offers") certain of our outstanding notes, consisting of $977.5 million aggregate principal amount of 6.500% Notes due 2056 and $660.0 million aggregate principal amount of 6.750% Notes due 2057 (collectively, the "Old Qwest Notes"), for newly issued 6.500% Notes due 2056 and 6.750% Notes due 2057 (collectively, the "New Qwest Notes") having the same aggregate principal amounts, interest rates, maturities and other key terms, but which will be fully and unconditionally guaranteed on an unsecured basis by Lumen. In connection with the Exchange Offers, we are also soliciting consents from holders of each series of Old Qwest Notes to certain proposed amendments to the indentures (“Old Qwest Indentures”) governing the Old Qwest Notes, which would, among other things, eliminate substantially all of the restrictive covenants in the applicable indenture. In connection with the Exchange Offers, we intend to delist the Old Qwest Notes from the New York Stock Exchange (the "NYSE") and deregister the Old Qwest Notes under the Exchange Act. On April 30, 2026, we filed a Notification of Removal from Listing on Form 25 with the SEC in connection with the delisting of the Old Qwest Notes from the NYSE. We intend to cease filing reports under the Exchange Act with respect to the New Qwest Notes, in reliance on Rule 12h-5 under the Exchange Act, subject to Lumen's periodic reports containing the disclosures required by Rule 13-01 of Regulation S-X. Lumen has applied to list the New Qwest Notes on the NYSE. As of the date of this filing, the Exchange Offers remain pending. For additional information, see Note 5—Long-Term Debt—Subsequent Events.

Future Debt Transactions

Subject to market conditions, we expect to continue issuing debt securities as needed to refinance maturing obligations, consistent with our capital allocation strategies and covenants. Availability, interest rates, and other terms of new borrowings will depend on credit ratings and market conditions, among other factors.

As of the filing date of this report, the credit ratings for Qwest Corporation's senior unsecured debt were:

Agency	Credit Ratings
Moody's Investors Service, Inc.(1)	Caa1
Standard & Poor's	B
Fitch Ratings(1)	BB
______________________________________________________________________
(1)     In February 2026, Moody's and Fitch upgraded our issuer default rating.

Future changes in these ratings — or Lumen's ratings — could impact our access to capital and borrowing costs. We cannot be certain that we will be able to borrow additional funds on favorable terms, or at all. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Note Receivable - Affiliate

On March 31, 2025, we entered into an unsecured revolving promissory note with our ultimate parent company, Lumen Technologies. The note allows Lumen to borrow up to $3.0 billion from us at an annual interest rate of 8.3%. Borrowings are payable upon demand and may be prepaid at any time, but no later than March 31, 2030. The note will automatically renew on the maturity date for successive 12-month periods unless we elect otherwise. The facility includes covenants and other limitations.

As of March 31, 2026, we had $1.5 billion due from Lumen Technologies under this promissory note. For more information, see Note 7—Affiliate Transactions.

Note Payable - Affiliate

We are permitted to borrow up to $2.0 billion from our ultimate parent company, Lumen Technologies, under a revolving promissory note. As of March 31, 2026, nothing was due to Lumen Technologies under this promissory note.

Pension and Post-retirement Benefit Obligations

Lumen Technologies maintains significant pension and post-retirement benefit plans that require ongoing cash outflows and may affect our liquidity and financial flexibility. These obligations are sensitive to market conditions and actuarial assumptions, and adverse changes could increase funding requirements and reduce cash available for other uses.

Funding and Contributions

Benefits paid by Lumen's qualified pension plan (the "Combined Pension Plan") are paid through a trust that holds the plan's assets. Based on current laws and circumstances, Lumen does not expect required contributions to their qualified pension plan during 2026.

Lumen Technologies occasionally makes voluntary contributions in excess of required amounts. During 2026, Lumen Technologies made a voluntary contribution of $101 million to the Combined Pension Plan trust.

Any additional contributions could reduce available cash and impact liquidity.

Settlements

The affiliate obligations, net in Other current liabilities and Other liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with Qwest Communications International Inc.'s ("QCII") pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term through monthly payments.

For the three months ended March 31, 2026, we made net settlement payments of $11 million, and we expect to make aggregate settlement payments of $44 million to QCII during 2026.

Post-retirement Benefits

Substantially all of Lumen's post-retirement health care and life insurance benefits are unfunded and are paid by Lumen Technologies with available cash.

For additional information about Lumen's pension and post-retirement benefit arrangements, see Note 11—Employee Benefits in Item 8 of Part II in Lumen's Annual Report on Form 10-K for the year ended December 31, 2025.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

Dividends

We periodically pay dividends to QSC, our direct parent company, which reduce our capital resources for debt repayments and other purposes. For additional information, see Note 18—Stockholder's Equity in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

Other Matters

Legal Proceedings and Other Contingent Liabilities

Our network includes some residual lead-sheathed copper cables installed years ago that constitute a small portion of our network. Media coverage of potential health and environmental risks associated with these cables has resulted in regulatory inquiries and lawsuits, and could subject us to legislative or regulatory actions, removal costs, compliance costs, or penalties. As of March 31, 2026, we have not accrued for any such potential costs and will only accrue when such costs are probable and reasonably estimable. For more information about related litigation and potential risks, see Note 8—Commitments, Contingencies and Other Items and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

We are also subject to various legal proceedings and other contingent liabilities that, individually or in the aggregate, could materially affect our financial position. See Note 8—Commitments, Contingencies and Other Items for additional information.

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of March 31, 2026.

Tax Law Changes

In July 2025, the U.S. enacted H.R. 1, also known as the One, Big Beautiful Bill Act, which permanently allows 100% bonus depreciation, immediate expensing for domestic R&D, and favorable changes to interest expense limitations. These provisions are not expected to have a material impact on our 2026 effective tax rate but are expected to significantly reduce our federal income tax liability.

Critical Accounting Estimates

Our consolidated financial statements included in Item 1 of Part I of this report have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(2).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer, and our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and our President and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2026, the Company continued to implement the new enterprise resource planning (“ERP”) system. The ERP system implementation is substantially complete, with the final phase live in the second quarter of 2026. The Company expects to continue post‑implementation refinements to processes and controls during 2026. The ERP implementation included changes to transaction processing and financial reporting systems and controls over these new systems. The Company will continue to monitor further changes during subsequent periods to evaluate the effectiveness of internal control over financial reporting.

Except for changes in controls related to the ERP implementation noted above, there have been no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information required under this Part II, Item 1, is set forth under the subheadings "Principal Proceedings" and "Other Proceedings, Disputes and Contingencies" in Note 8—Commitments, Contingencies and Other Items in Item 1 of Part I of this report and is incorporated herein by reference. The ultimate outcome of the matters described in Note 8 may differ materially from the outcomes anticipated, estimated, projected, or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as not significant by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks—Pending legal proceedings involving us and our affiliates could have a material adverse impact on us” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, or prospects. We recommend that you carefully consider (i) the other information set forth elsewhere in this report and (ii) the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Risks relating to the exchange offers and the consent solicitations, as described in Note 5—Long-Term Debt, are set forth in Qwest’s Registration Statement on Form S-4 (File No. 333-295091) and the related prospectus.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION
(a)None.

(b)None.

(c)During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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
101
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended March 31, 2026, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.
Filed
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.				Filed
_______________________________________________________________________________
(1)All documents listed were filed by the registrant (File No. 001-03040).
(2)Represents the date of filing the report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2026.

QWEST CORPORATION
By:	/s/ Donald Holt
Donald Holt Chief Accounting Officer and Controller (Principal Accounting Officer and authorized officer)